Form 10-Q
period 2010-09-30
Zayo Group LLC
filed 2010-11-12
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-169979
Zayo Group, LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-2012549 (I.R.S. Employer Identification No.)
400 Centennial Parkway, Suite 200,
Louisville, CO 80207
(Address of Principal Executive Offices)
(303) 381-4683
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30,	June 30,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$154,222	$89,161
Restricted cash, current	549	809
Trade receivables, net of allowance of $1,033 and $1,093 as of September 30, 2010 and June 30, 2010, respectively	17,004	12,721
Due from related parties	—	871
Other receivables	250	348
Prepaid expenses	6,500	5,144
Deferred income taxes	3,621	4,060

Total current assets	182,146	113,114

Property and equipment, net of accumulated depreciation of $66,943 and $57,425 as of September 30, 2010 and June 30, 2010, respectively	410,204	301,911
Intangible assets, net of accumulated amortization of $31,157 and $28,222 as of September 30, 2010 and June 30, 2010, respectively	60,349	59,851
Goodwill	68,818	68,751
Deferred income taxes	6,333	7,050
Debt issuance costs, net	12,430	9,560
Other assets	4,380	4,144

Total assets	$744,660	$564,381

Liabilities and member’s equity
Current liabilities
Accounts payable	$15,825	$10,502
Accrued liabilities	16,578	18,349
Accrued interest	1,625	7,794
Capital lease obligations, current portion	1,340	1,673
Due to related parties	13,544	—
Deferred revenue, current portion	11,439	8,146

Total current liabilities	60,351	46,464

Capital lease obligations, net of current portion	10,881	11,033
Senior secured notes	350,166	247,080
Deferred revenue, net of current portion	45,540	22,648
Stock-based compensation liability	26,510	21,623
Other long term liabilities	2,216	2,397

Total liabilities	495,664	351,245

Member’s equity
Member’s interest	253,261	217,129
Accumulated deficit	(4,265)	(3,993)

Total member’s equity	248,996	213,136

Total liabilities and member’s equity	$744,660	$564,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2010	2009

Revenue	$68,578	$45,502

Operating costs and expenses
Operating costs, excluding depreciation and amortization	19,861	14,426
Selling, general and administrative expenses	21,965	16,850
Stock-based compensation	5,153	852
Depreciation and amortization	12,455	9,061

Total operating costs and expenses	59,434	41,189

Operating income	9,144	4,313

Other income/(expense)
Interest expense	(6,257)	(3,570)
Other (expense)/income, net	(161)	5

Total other expense, net	(6,418)	(3,565)

Earnings from continuing operations before income taxes	2,726	748

Provision for income taxes	2,998	651

(Loss)/earnings from continuing operations	(272)	97

Earnings from discontinued operations, net of income taxes	—	1,501

Net (loss)/earnings	$(272)	$1,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
(in thousands)

		Retained
		Earnings/
	Member’s	(Accumulated	Total Member’s
	interest	Deficit)	equity
Balance at July 1, 2010	$217,129	$(3,993)	$213,136

Capital contributed (cash)	35,500	—	35,500

Capital contributed (non-cash)	366	—	366

Stock-based compensation	266	—	266

Net loss	—	(272)	(272)

Balance at September 30, 2010	$253,261	$(4,265)	$248,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended September 30,
	2010	2009
Cash flows from operating activities
Net (loss)/earnings	$(272)	$1,598
Earnings from discontinued operations	—	1,501

Net (loss)/earnings from continuing operations	(272)	97
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Depreciation and amortization	12,455	9,061
Bad debt expense	146	138
Amortization of deferred financing costs and discount on debt	558	351
Accretion of premium on debt	(23)	—
Stock-based compensation	5,153	852
Unrealized loss on interest rate swap	—	490
Deferred income taxes	2,481	562
Changes in operating assets and liabilities, net of acquisitions
Receivables	(2,126)	(1,411)
Prepaid expenses	(751)	1,134
Other assets	815	(912)
Accounts payable and accrued liabilities	(6,760)	(2,480)
Payables to related parties	430	—
Deferred revenues	396	774
Other liabilities	(761)	(1,627)

Net cash provided by operating activities	11,741	7,029

Cash flows from investing activities
Purchases of property and equipment	(21,651)	(11,701)
Broadband stimulus grants received	250	—
Acquisition of AGL Networks, LLC, net of cash acquired	(73,666)	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	(96,571)

Net cash used in investing activities	(95,067)	(108,272)

Cash flows from financing activities
Equity contributions	35,500	37,000
Advance from Communications Infrastructure Investments, LLC	13,026	—
Proceeds from borrowings	103,000	42,000
Principal repayments on debt obligations	—	(412)
Changes in restricted cash	790	(5,487)
Principal repayments on capital lease obligations	(610)	(480)
Deferred financing costs	(3,319)	(2,168)

Net cash provided by financing activities	148,387	70,453

Cash flows from discontinued operations:
Operating activities	—	3,871
Investing activities	—	(57)

Net cash provided by discontinued operations	—	3,814

Net increase/(decrease) in cash and cash equivalents	65,061	(26,976)
Cash and cash equivalents, beginning of period	89,161	38,781
(Increase) in cash and cash equivalents of discontinued operations	—	(120)

Cash and cash equivalents, end of period	$154,222	$11,685

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
Supplemental disclosure of non-cash, investing and financing activities:
The Company had approximately $10,146, $7,032, $2,130 and $3,665 of accrued construction liabilities relating to its various development projects as of September 30, 2010, June 30, 2010, September 30, 2009 and June 30, 2009, respectively. The Company has adjusted the total purchases of property and equipment by these amounts to reflect the cash amounts paid in the respective periods. In addition, the Company entered into capital leases of approximately $125 and $41 during the three months ended September 30, 2010 and 2009, respectively. The Company has offset purchases of property and equipment by these amounts.
Refer to Note 3 — Acquisitions, to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions and Note 4 — Spin-off of Onvoy Voice Services Segment, for details of the Company’s discontinued operations.
Refer to Note 10 — Equity, to the Company’s condensed consolidated financial statements for details of the non-cash capital contributions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
Zayo Group, LLC, a Delaware Limited Liability Company (“LLC”), formerly CII Holdco, Inc., and, prior to that, Zayo Bandwidth, Inc., was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company”. Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:
•	Bandwidth infrastructure services on metro and regional fiber networks.
•	Colocation and interconnection services.
•	Converged and data services.
Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc., (“Holdings”) which in turn is wholly owned by Communications Infrastructure Investments, LLC (“CII”). Zayo Group Holdings, Inc. has no operations and was formed to pledge its equity interest in Zayo Group, LLC, to the Company’s lenders.
(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010 included within Amendment No. 1 to the Form S-4 filed with the SEC on November 8, 2010. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.
b.	Spin-off of operating segment
On March 12, 2010, the Company completed a spin-off of one of its operating segments, Onvoy Voice Services (“Onvoy”). The Company distributed all assets and liabilities of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-20, Discontinued Operations, the Company determined that it had discontinued all significant cash flows and continuing involvement with respect to Onvoy’s operations and therefore consider these to be discontinued operations. Therefore, for the three months ended September 30, 2009 the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unless otherwise noted, dollar amounts and disclosures throughout the Company’s Notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.
c.	Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, assessing the need for impairment charges, allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes, stock-based compensation liability and various other items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
d.	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets.
e.	Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, the amount of receivables in dispute, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
f.	Property and Equipment
The Company’s property and equipment includes assets in service and under construction or development.
Property and equipment is recorded at historical cost or acquisition date fair value (net of reductions for the allocation of gain on bargain purchase for acquisitions recorded prior to July 1, 2009). Costs associated directly with network construction, service installations and development of business support systems including employee related costs, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives from the date placed into service, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the lower of the carrying value or fair market value less costs to sell and are not depreciated.
Equipment acquired under capital leases are recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease (net of reductions for the allocation of gain on bargain purchase for acquisitions recorded prior to July 1, 2009). Amortization of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of its assets may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the long-lived assets and the amount of the impairment.
The Company capitalizes interest for all assets that require a period of time to get them ready for their intended use.
g.	Goodwill and Purchased Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April and when a triggering event occurs between impairment test dates. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charge was recorded during three months ended September 30, 2010 or 2009.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
h.	Derivative Financial Instruments
The Company from time-to-time utilizes interest rate swaps to mitigate its exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company has historically entered into interest rate swaps to convert a portion of its floating rate debt to fixed rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principle objectives of the derivative instruments are to minimize the interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans which were fully paid off in March 2010. These swaps expired in September 2010. See Note 8 — Long-term Debt, for further discussion of the Company’s debt obligations and Note 13 — Fair Market Measurements, for a discussion of the fair market value of the interest rate swaps.
i.	Revenue Recognition
The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to governmental authority are reported on a net basis and are excluded from revenue.
Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the contract life.
The Company typically records revenues from leases of dark fiber pursuant to indefeasible rights-of-use (“IRU”) agreements as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. In addition, the Company recognizes revenues upon the execution of certain sales-type agreements for dark fiber when the agreements provide for the transfer of legal title to the dark fiber to the customer at the end of the agreement’s term and the following criteria have been met:
•	The sale has been consummated;
•	The customer’s initial and continuing investments is adequate to demonstrate a commitment to pay for the property;
•	The Company’s receivable is not subject to future subordination; and
•	The Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
j.	Operating Costs and Accrued Liabilities
The Company leases certain network facilities, primarily circuits, from other local exchange carriers to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis.
The Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.
In determining the amount of such operating expenses and related accrued liabilities to reflect in its condensed consolidated financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.
k.	Stock-based Compensation
The common units granted in the Company’s ultimate Parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards vest over a period of four years or fully vest subsequent to a liquidation event.
l.	Government Grants
The Company receives grant moneys from the Federal Recovery Act Broadband Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant moneys received as a deduction from the cost of the asset in arriving at its book value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.
m.	Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
n.	Fair Value of Financial Instruments
The Company adopted ASC 820-10 Fair Value Measurements, for its financial assets and liabilities effective June 30, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.
Fair Value Hierarchy
ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. GAAP establishes three levels of inputs that may be used to measure fair value:
Level 1
Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2
Inputs to the valuation methodology include:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company views fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
o.	Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes. The Company’s cash and cash equivalents are held in commercial bank accounts in the United States of America. Account balances generally exceed federally insured limits; however the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk. The Company’s trade receivables, which are unsecured, are geographically dispersed. No customers represented greater than 10 percent of total revenue during the three months ended September 30, 2010 or 2009. As of September 30, 2010 and June 30, 2010 the Company did not have a single customer with a trade receivable balance exceeding 10 percent of the Company’s consolidated net trade receivable balance.
p.	Recently Issued Accounting Standards
In June 2009, the FASB issued ASU 2009-17, Consolidations (ASC Topic 860), a new accounting standard that changes the consolidation rules as they relate to variable interest entities. The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The standard became effective for Zayo on July 1, 2010. The adoption of the new accounting standards update did not have an impact on the Company’s consolidated results of operations, financial condition or financial disclosures.
In October 2009, the FASB issued Accounting Standards Update Number 2009-13, Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force. This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements beginning January 1, 2011. The Company is evaluating the effect of this ASU, but does not expect its adoption to have a material effect on its consolidated financial statements.
(3) ACQUISITIONS
Since the formation of Zayo Group, LLC in May 2007, the Company has consummated the acquisition of twelve entities. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these companies will allow the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations and financial position of the acquired entities from their respective acquisition dates.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition during the three months ended September 30, 2010
AGL Networks, LLC (“AGL Networks”)
On July 1, 2010 the Company acquired all of the equity interest in AGL Networks, LLC. AGL Networks is a communication service provider focused on providing dark fiber services to its customer who are primarily located in the Georgia, Arizona, and North Carolina markets. AGL Networks operates a network of approximately 786 route miles and over 190,000 fiber miles. The purchase price of this acquisition, after post-close adjustments, was $73,666. The acquisition was financed with cash on hand.
The following table presents the Company’s preliminary allocation, which is subject to change, of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values. Acquisition-related costs associated with the AGL Networks acquisition of $93 have been charged to selling, general and administrative expenses during the three months ended September 30, 2010.

AGL Networks
Acquisition date	July 1, 2010
Current assets	$3,713
Property and equipment	93,171
Intangibles	3,433
Goodwill	67
Other assets	680

Total assets acquired	101,064
Current liabilities	1,029
Deferred revenue	26,369
Total liabilities assumed	27,398

Net assets	$73,666

Purchase consideration/Net cash paid	$73,666

Included in the condensed consolidated statements of operations for the three months ended September 30, 2010 are revenues and earnings of AGL Networks in the amount of $5,042 and $582 respectively.
The goodwill of $67 arising from the AGL Networks acquisition consists of the synergies and economies of scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisitions is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the Zayo Fiber Solutions business segment.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition during the three months ended September 30, 2009
FiberNet Networks Telecom Group, Inc. (“FiberNet”)
On September 9, 2009 the Company acquired all of the outstanding equity interest in FiberNet. FiberNet is a communications service provider focused on providing complex interconnection services enabling the exchange of voice, video and data traffic between global networks. FiberNet owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey, Los Angeles, Chicago, Miami and San Francisco. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises.
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, and based on their estimated fair values. Acquisition-related costs associated with the FiberNet acquisition of $604 have been charged to selling, general and administrative expenses during the three months ended September 30, 2009.

FiberNet
Acquisition date	September 9, 2009
Current assets	$16,824
Property and equipment	50,734
Intangibles	43,900
Deferred income taxes	19,659
Other assets	838

Total assets acquired	131,955

Current liabilities	11,534
Deferred revenue	7,257

Total liabilities assumed	18,791

Net assets	113,164

Excess of net assets over purchase consideration (bargain purchase)	9,081

Purchase consideration	104,083
Cash acquired	7,512

Net cash paid	$96,571

In connection with the FiberNet acquisition, the Company recognized a gain on bargain purchase. The gain of $9,081 was a result of recording of deferred income tax assets for the Net Operating Loss carryforwards (“NOLs”) of FiberNet, in view of the Company’s evaluation that these deferred income tax assets will more likely than not be realized. This determination was made and the Company recorded the gain on bargain purchase in June of 2010. Upon the determination that the Company was going to recognize a gain related to the bargain purchase, the Company reassessed its valuation assumptions utilized as part of the acquisition accounting. No adjustments to the acquisition accounting valuations were identified as a result of management’s reassessment.
In connection with the AGL Networks and FiberNet acquisition, the previous owners entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other infrastructure. Consistent with all assets and liabilities assumed, the Company recorded the acquired deferred revenue balance at the acquisition date fair market value. Based upon management’s assessment of the costs in connection with the Company’s continued legal obligation associated with the acquired deferred revenue, a fair value of $26,369 and $7,257 was assigned to the acquired deferred revenue balance of AGL Networks and FiberNet, respectively. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
See Note 17 — Subsequent Events, for pro-forma results of the acquisitions which occurred during the periods presented.
(4) SPIN-OFF OF ONVOY VOICE SERVICES SEGMENT
During the third quarter of fiscal year 2010, management determined that the services provided by one of the Company’s operating segments — Onvoy Voice Services (“Onvoy”), did not fit within the Company’s current business model of providing telecom and internet infrastructure services, and the Company therefore spun-off Onvoy to Holdings — the parent of the Company.
Consistent with the discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, the Company determined that it has discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three months ended September 30, 2009 the results of the Onvoy operations have been aggregated in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
Earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations are comprised of the following:

Three months ended
September 30, 2009
Revenue	$10,157

Earnings before income taxes	2,500
Income tax expense	(999)

Earnings from discontinued operations, net of tax	$1,501

The Company continues to have ongoing contractual relationships with Onvoy, which are based on agreements which were entered into at estimated market rates among the relevant Onvoy and Zayo parties. Subsequent to the spin-off the Company has contractual relationships to provide Onvoy with certain data and colocation services and Onvoy has contractual relationships to provide the Company with certain voice services. Prior to March 12, 2010 these transactions were eliminated upon consolidation. The following table represents the revenue and expense transactions the Company incurred with Onvoy during the three months ended September 30, 2009 which were eliminated upon consolidation.

Three months ended
Zayo Group, LLC	September 30, 2009
Revenue from Onvoy Voice Services	$427
Operating costs from Onvoy Voice Services	599
Selling, general and administrative expenses from Onvoy Voice Services	(16)

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(5) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives (in	September 30,	June 30,
	years)	2010	2010

Land	N/A	$213	$209
Buildings improvements and site improvements	15	9,218	9,003
Furniture, fixtures and office equipment	7	1,235	1,219
Computer hardware	3 to 5	3,707	3,292
Software	3	4,613	4,066
Machinery and equipment	4 to 7	4,326	3,568
Fiber optic equipment	8	223,907	127,379
Circuit switch equipment	10	7,246	7,225
Packet switch equipment	5	22,657	21,761
Fiber optic network	20	161,673	141,171
Construction in progress	N/A	38,352	40,443

Total		477,147	359,336
Less accumulated depreciation		(66,943)	(57,425)

Property and equipment, net		$410,204	$301,911

Total depreciation expense, including depreciation of assets held under capital leases, for the three months ended September 30, 2010 and 2009 was $9,520 and $6,074 respectively.
As of September 30, 2010 the Company has received $320 in grant money from the Federal Recovery Act Broadband Opportunity Program (“the Program”) for reimbursement of property and equipment expenditures of which $250 was received during the three months ended September 30, 2010. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $24,684 in grant money related to grant agreements entered into under the Federal Recovery Act Broadband Opportunity Program, as of September 30, 2010
During the three months ended September 30, 2010 and 2009 the Company capitalized $939 and $0 of interest and $1,266 and $650 of labor, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(6) GOODWILL
The Company’s goodwill balance was $68,818 and $68,751 as of September 30, 2010 and June 30, 2010, respectively and was allocated as follows to the Company’s business units:

	As of June 30,			As of September 30,
	2010	Transfers	Additions	2010
Zayo Bandwidth	$66,548	$(4,170)	$—	$62,378
Zayo Enterprise Networks	2,203	—	—	2,203
Zayo Fiber Solutions	—	4,170	67	4,237

Total	$68,751	$—	$67	$68,818

As discussed in Note 16 — Segment Reporting, the Company established a fourth business segment — Zayo Fiber Solutions, in connection with the AGL Networks acquisition. As a result of the creation of this business segment, certain assets and liabilities which align with the business goals of the new segment were transferred from the Company’s existing segments to the Zayo Fiber Solutions segment. The assets and liabilities which were transferred to Zayo Fiber Solutions represent the Company’s assets and liabilities which support the Company’s dark fiber infrastructure and customer base. All of the assets and liabilities associated with the Company’s acquisition of Columbia Fiber Solutions (“CFS”) in September of 2008 align with the business objective of the Zayo Fiber Solutions segment and as such were transferred to this segment on July 1, 2010 including the goodwill of $4,170 which was recognized as a result of the CFS acquisition.
(7) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of September 30, 2010 and June 30, 2010 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2010
Customer relationships	$82,171	$(21,822)	$60,349
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$91,506	$(31,157)	$60,349

June 30, 2010
Customer relationships	$78,738	$(19,182)	$59,556
Non-compete agreements	8,835	(8,623)	212
Tradenames	500	(417)	83

Total	$88,073	$(28,222)	$59,851

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $2,935 and $2,987, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2011 (remaining 9 months)	$7,795
2012	10,394
2013	10,394
2014	7,363
2015	4,609
Thereafter	19,794

$60,349

(8) LONG-TERM DEBT
In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital Inc., (at an issue price of 98.779%) $250 million of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and are due on March 15, 2017. The net proceeds from this debt issuance were approximately $239,060 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,888. The Notes are being accreted to their par value over the term of the Notes as additional interest expense. The effective interest rate of the Company’s March Notes is 10.7%. The Company used a portion of the proceeds from the notes to pay of the term loans which existed in March of 2010.
In September 2010, the Company completed an offering of an additional $100 million in notes. These notes are part of the same series as the $250 million Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $100,146 after adding the premium on the notes of $3,000 and deducting debt issuance costs of approximately $2,854. The effective interest rate on the notes issued in September is 9.9 percent. The Company used a portion of the proceeds from the notes to fund the American Fiber Solutions acquisition — See Note 17 — Subsequent Events.
In September 2009 the Company entered into a $30 million term loan to finance the FiberNet acquisition. This loan was paid off in March 2010 with the proceeds from the notes issued in March.
In March 2010 the Company also entered into a revolving line-of-credit with Sun Trust Bank (“the Revolver”). Concurrent with offering the $100 million Notes in September 2010, the Company amended the terms of its Revolver, to increase the borrowing capacity from $75 million to $100 million (adjusted for letter of credit usage). In connection with the amendment to the terms of the Revolver, the Company incurred $465 in debt issuance costs which were capitalized in September 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Revolver expires on March 1, 2014 and bears interest at the option of the Company as either a base rate or as a Eurodollar rate plus the applicable margin which is based on the following table:

		Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	LIBOR Advances	Base Rate Advances
I	Greater than or equal to 3.25 to 1.00	4.50%	3.50%
II	Greater than or equal to 2.50 to 1.00 but less than 3.25 to 1.00	4.00%	3.00%
III	Greater than or equal to 1.75 to 1.00 but less than 2.50 to 1.00	3.75%	2.75%
IV	Less than 1.75 to 1.00	3.50%	2.50%
The leverage ratio as defined in the credit agreement is determined based on the Company’s total outstanding debt (including capital leases) divided by the previous quarters annualized earnings before interest expense, income taxes, depreciation and amortization.
As of September 30, 2010, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $5,945 as of September 30, 2010, resulting in $94,055 being available on the Revolver as of September 30, 2010. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.25 percent per annum based upon the Company’s leverage ratio. As of September 30, 2010 the interest rate was 4 percent.
Guarantees
The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The notes were co-issued with Zayo Group Capital, Inc. Zayo Group Capital, Inc. is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations. Zayo Group (the parent company) does not have material independent operations or assets other than a cash balance of $141,279 at September 30, 2010. The primary source of the cash held at Zayo Group as of September 30, 2010 was from the Company’s $100 million debt and $35 million equity raise in September of 2010. The cash held at Group was utilized to fund the American Fiber Solutions acquisition on October 1, 2010 — see Note 17 Subsequent Events.
Debt issuance costs
Debt issuance costs have been capitalized on the accompanying condensed consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless terminated earlier, at which time the unamortized costs are immediately expensed. Debt issuance costs associated with the Senior Secured Notes issued in March 2010 and September 2010 were $7,938 and $2,854, respectively. Debt issuance costs associated with the Revolver entered into in March 2010 and September 2010 were $2,148 and $465, respectively. The balance of debt issuance costs as of September 30, 2010 and June 30, 2010 was $12,430 (net of accumulated amortization of $975) and $9,560 (net of accumulated amortization of $526), respectively. Interest expense associated with the amortization of debt issuance costs was $449 and $351 for the three months ended September 30, 2010 and 2009, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt covenants
The Company’s credit agreement associated with the $100 million credit facility contains two financial covenants: (1) a maximum leverage ratio and (2) a minimum fixed charge coverage ratio.
Leverage ratio: The Company must not exceed a consolidated leverage ratio (funded debt to EBITDA), as determined under the credit agreement, of 4.25x for any trailing four-quarter period ending on March 31, 2010 or later.
Fixed charge coverage ratio: The Company must maintain a consolidated fixed charge coverage ratio, as determined under the credit agreement, of at least 1.0x for the periods ending September 30 and December 31, 2010; 1.1x for the periods ending March 31 and June 30, 2011; 1.15x for the periods ending September 30 and December 31, 2011 and March 31 and June 30, 2012; and 1.25x for the periods ending September 30, 2012 and each fiscal quarter thereafter.
The Company’s credit agreement restricts certain dividend payments to the company’s Parent. Under the terms of the agreement, if the Company’s revolver availability is in excess of $32,500 the Company is able to pay an annual dividend to its parent of $0 to $45,000 which is restricted based upon the following leverage ratios:

Leverage Ratio	Maximum Annual Dividend Payment
> 3.5x	$—
< 3.5x but > 2.5x	$25,000
<,2.5x but > 1.5x	$35,000
<1.5x	$45,000
The Company does not have any restrictions on its subsidiaries ability to pay dividends to their parent — the co-issuer of the notes.
The Company’s credit agreement contains customary representations and warranties, affirmative and negative covenants, and customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to indebtedness in excess of $10.0 million, insolvency or inability to pay debts, bankruptcy, or a change of control.
The Company was in compliance with all covenants associated with its Senior Secured Notes and credit agreement as of September 30, 2010.
Interest rate derivatives
On June 30, 2008, the Company entered into an interest rate swap agreement on a notional value of $60,000 with a maturity date of September 13, 2010. There was no up-front cost for this agreement. The contract stated that the Company shall pay 3.69% fixed for the term of the agreement. The counterparty either paid to the Company or received from the Company the difference between actual LIBOR and the fixed rate.
On March 23, 2009, the Company entered into another interest rate swap agreement on a notional value of $40,000 with a maturity date of September 13, 2010. There was no up-front cost for this agreement. The contract stated that the Company shall pay 1.42% fixed for the term of the agreement. The counterparty either paid to the Company or received from the Company the difference between actual LIBOR and the fixed rate.
Any change in fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the condensed consolidated statements of operations for the applicable period. During the three months ended September 30, 2010 and 2009 $0 and $490, respectively, were recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Upon the expiration of the swaps on September 13, 2010, the Company made a final payment of $566 on its interest rate swap obligation. No payments were made on the interest rate swaps during the three months ended September 30, 2009. The liability associated with the swaps was $566 as of June 30, 2010.
(9) INCOME TAXES
The Company, a Limited Liability Corporation, is taxed at its parent level, Zayo Group Holdings, Inc. The parent is a holding company with no operations and therefore all income tax balances are pushed down to the Company.
The Company’s provision for income taxes is summarized as follows:

	For the three months ended
	September 30,
	2010	2009
Federal income taxes — current	$148	$—
Federal income taxes — deferred	2,135	512

Provision for federal income taxes	2,283	512

State income taxes — current	369	89
State income taxes — deferred	346	50

Provision for state income taxes	715	139

Total provision for income taxes	$2,998	$651

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities are depreciation and amortization, net operating loss carryforwards and deferred revenue.
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three months ended September 30, 2010 and 2009 follows:

	For the three months ended
	September 30,
	2010	2009
Expected provision at statutory rate of 34%	$927	$254

Increase due to:
Non-deductible stock-based compensation	1,752	290
State income taxes, net of federal benefit	253	90
Transactions costs not deductible	54	—
Other, net	12	17

Provision for income taxes	$2,998	$651

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.
The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses which represent permanent differences between book versus tax expenses/deduction, such as stock-based compensation expenses that are deductible for financial reporting purposes but not deductible for tax purposes.
The Company believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods. The Company’s evaluation encompassed (i) a review of its recent history of profitability for the past three years (excluding permanent book versus tax differences) and (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets.
(10) EQUITY
Zayo Group, LLC was initially formed on May 4, 2007 and is a wholly owned subsidiary of Zayo Group Holdings, Inc., which in turn is wholly owned by Communications Infrastructure Investments, LLC (“CII”). CII was organized on November 6, 2006 and subsequently capitalized on May 7, 2007 with capital contributions from various institutional and founder investors. The cash proceeds from the capitalization of CII were contributed to the Company and are reflected in the Company’s member’s equity.
During the three months ended September 30, 2010 and 2009 CII contributed $35,500 and $37,000, respectively in capital to the Company through Holdings. CII funded these amounts from equity contributions from its investors. As of September 30, 2010 the initial equity commitments from CII’s investors has been fulfilled.
During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The Company estimated the fair value of equity awards on the grant date and recognized the related expense over the vesting period. The vesting period for these units ended in September 2010. Stock-based compensation expense recognized in connection with these executive Class A issuances for the three months ended September 30, 2010 and 2009 was $240 and $322, respectively.
CII has issued 465,000 Class A preferred units to three of the Company’s executives in fiscal 2009. The Class A preferred units issued to two of the executives vested during the year ended June 30, 2009 and the remaining units became fully vested in February 2010. Stock-based compensation expense recognized for these grants for the three months ended September 30, 2009 was $17.
In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of four years. Stock-based compensation expense recognized for these grants for the three months ended September 30, 2010 was $26.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As these awards have been issued by CII to employees and Directors of the Company as compensation, the expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.
Onvoy Voice Services (“OVS”) was spun-off from Zayo Group, LLC on March 12, 2010 to its parent — Holdings (see Note 4). In connection with the spin-off, the Company entered into a tax sharing agreement with OVS and CII — the taxable entity. The agreement allows for the sharing of the CII net operating loss carryforward balance between the Company and OVS however, to the extent that either entity utilizes NOL’s which were generated by the other, the entities will settle the related party transfer of deferred tax asset associated with said NOL’s via an increase or decrease to the respective entities member’s equity. During the three months ended September 30, 2010, the Company utilized $3,328 of OVS’s gross NOLs resulting in a non-cash capital contribution from CII, the taxable entity and parent of the Company, in the amount of $1,031. Offsetting this non-cash increase to member’s equity was the settlement of a related party receivable in the amount of $665 via a non-cash dividend to Zayo Group Holdings.
(12) STOCK COMPENSATION
The Company has been given authorization by CII to issue 125,000,000 of CII’s common units as awards to employees and directors. CII has three classes of common units with different liquidation preferences — Class A, B and C units. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the Board of Managers on the terms and conditions specified in the employee equity agreement. At September 30, 2010, 70,975,130 of common units were issued and outstanding.
As these awards have been issued by CII to employees and directors of the Company the related compensation expense has been pushed down and recorded by the Company in the accompanying condensed consolidated statements of operations in accordance with ASC 718 — Compensation — Stock Compensation.
The common units are considered to be stock-based compensation with terms which require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.
As of September 30, 2010 and June 30, 2010, the value of the Class A common units was determined to be $0.56 and $0.49 per unit, respectively. As of September 30, 2010 and June 30, 2010 the value of the Class B common units was determined to be $0.32 and $.28 per unit, respectively. As of September 30, 2010 and June 30, 2010 the value of Class C common units was determined to be $0.03.
The liability associated with the common units was $26,510 and $21,623 as of September 30, 2010 and June 30, 2010, respectively. The stock-based compensation expenses associated with the common units was $4,887 and $513 for the three months ended September 30, 2010 and 2009, respectively.
The holders of common units are not entitled to exercise their units, receive dividends or distributions, except at the discretion of the Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the CII preferred unit holders receive their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders and 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then the Class B gain percentages are distributed in a similar method as the Class A gains.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(13) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable and accounts payable approximated their fair values at September 30, 2010 and June 30, 2010 because of the short maturity of these instruments. Interest rate swaps are recorded in the condensed consolidated balance sheets at fair value. The carrying value of the Company’s long-term debt reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,166 and $247,080 as of September 30, 2010 and June 30, 2010, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the long-term debt balance as of September 30, 2010 and June 30, 2010, is estimated to be $368,375 and $252,500, respectively. The Company records its stock-based compensation liability at its estimated value.
The Company views fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
Financial instruments measured at fair value on a recurring and non-recurring basis are summarized below:

	Level	September 30, 2010	June 30, 2010

Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap liabilities	Level 2	$—	$566
Stock-based compensation liability	Level 3	26,510	21,623

Total liabilities recorded at fair value in the consolidated financial statements		$26,510	$22,189

Liabilities not Recorded at Fair Value in the Financial Statements:
Senior Secured Notes		$350,166	$247,080

The interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings.
The stock-based compensation liability is valued using both an income and market based approach. The income based approach is based on an analysis of discounted cash flows. The market based approach is primarily based on an analysis of prices paid by investors and acquirers of interests of comparable companies in the public and private markets.
There was no change to the fair market value of the interest rate swaps during the three months ended September 30, 2010. Changes in the fair market value of the interest rate swaps resulted in an increase of $490 to interest expense during the three months ended September 30, 2009.
Changes in the estimated fair value of common units resulted in an increase of $4,887 and $513 in the stock-based compensation liability during the three months ended September 30, 2010 and 2009, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(14) COMMITMENTS AND CONTINGENCIES
Purchase Commitments
At September 30, 2010, the Company was contractually committed for $24,374 of capital expenditures for construction materials and purchases of property and equipment all of which are expected to be acquired in the next twelve months. These purchase commitments are primarily success-based, that is, the Company has executed customer contracts which support the future capital expenditures.
Outstanding letters of credit
As of September 30, 2010, the Company had $5,945 in outstanding letters of credit primarily to collateralize surety bonds securing the Company’s performance under various contracts.
Other Commitments
In February 2010, the Company was awarded a Federal stimulus project in Indiana. The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began construction on this project in April of 2010 and began receiving grant funds in May 2010. As of September 30, 2010, the Company has been reimbursed for $96 of expenses and $320 of capital expenditures related to the Indiana Stimulus Project. As of September 30, 2010 the Company has incurred $80 in capital expenditures associated with the Indiana Stimulus Project. The Company anticipates this project will be completed within the next 30 months.
In July 2010, the Company was awarded from the Federal Recovery Act Broadband Opportunity Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis. The Anoka Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of September 30, 2010 the Company has incurred $1 in capital expenditures associated with the Anoka project. The Company anticipates this project will be completed within the next 24 months.
Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
(15) RELATED PARTY TRANSACTIONS
As of September 30, 2010, the Company had a due-to related parties balance of $13,544. $12,996 of the balance relates to a net payable to CII. The majority of the payable to CII relates to an interest payment on the Company’s Senior Secured Notes in the amount of $13,026 made by CII on behalf of the Company. The Company also had a net payable to OVS in the amount of $548. This balance primarily relates to services provided to Onvoy, net of amounts payable to Onvoy for services it provided to the Company, as discussed in Note 4 — Spin-Off of Onvoy Voice Services Segment.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Subsequent to the spin-off, the revenue and expenses associated with transactions with Onvoy are recorded in the results from continuing operations. The Company recognized revenue from Onvoy in the amount of $1,195 during the period July 1, 2010 through September 30, 2010. The Company purchased services from Onvoy during the same period in the amount of $568.
On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director purchased $500 of the Company’s Senior Secured Notes in connection with the Company’s $100 million notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest.
(16) SEGMENT REPORTING
An operating segment is a component of an entity that has all of the following characteristics:
•	It engages in business activities from which it may earn revenues and incur expenses.
•	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.
•	Its discrete financial information is available.
The Company operates its business as four business segments which are defined by the product sets they offer and customers they target. Zayo Bandwidth (“BW”) offers lit bandwidth infrastructure services to the Company’s 200 largest users, Zayo Enterprise Networks (“ZEN”) provides lit bandwidth infrastructure to regional and enterprise customers and converged and data communications services and Zcolo provides colocation services and intra building transport services.
In connection with the AGL Networks acquisition (See Note 3 — Acquisitions), Zayo established a fourth business unit, Zayo Fiber Solutions (“ZFS”). Zayo Fiber Solutions is dedicated to marketing and supporting dark fiber related services to a broad set of customers. Upon the acquisition of AGL Networks on July 1, 2010 all of the Company’s dark fiber assets were transferred to the ZFS business unit.
Revenues for all of the Company’s products are included in one of these four business segments. The results of operations for each business segment include an allocation of certain corporate overhead costs. The allocation is based on a percentage determined by management that represents management’s estimate of the relative burden each segment bears on corporate overhead costs. Identifiable assets for each business segment are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets and deferred debt issuance costs.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended September 30, 2010
					Corporate/
	BW	ZEN	Zcolo	ZFS	eliminations	Total

Revenue	$47,206	$8,166	$7,194	$7,498	$—	$70,064
Intersegment revenue	(702)	(222)	(562)	—	—	(1,486)
Revenue from external customers	46,504	7,944	6,632	7,498	—	68,578
Gross profit (revenue less operating costs excluding depreciation and amortization)	34,059	4,313	3,607	7,366	(628)	48,717
Depreciation and amortization	8,200	1,009	1,348	1,898	—	12,455
Operating income/(loss)	8,813	20	995	1,963	(2,647)	9,144
Interest expense	262	—	59	2	5,934	6,257
Other expense/(income), net	—	—	—	(2)	163	161
Total assets	359,378	26,400	57,790	138,093	162,999	744,660

Capital Expenditures, net of stimulus grant reimbursements	17,941	1,558	429	1,473	—	21,401

	As of and for the three months ended September 30, 2009
					Corporate/
	BW	ZEN	Zcolo	ZFS	eliminations	Total

Revenue	$38,313	$7,029	$1,796	$—	$—	$47,138
Intersegment revenue	(1,263)	(166)	(207)	—	—	(1,636)
Revenue from external customers	37,050	6,863	1,589	—	—	45,502
Gross profit (revenue less operating costs excluding depreciation and amortization)	28,548	3,167	908	—	(1,547)	31,076
Depreciation and amortization	7,606	1,000	455	—	—	9,061
Operating income/(loss)	6,732	(707)	38	—	(1,750)	4,313
Interest expense	274	—	—	—	3,296	3,570
Other expense/(income), net	—	—	—	—	(5)	(5)
Capital Expenditures	11,552	145	4	—	—	11,701

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(17) SUBSEQUENT EVENTS
On October 1, 2010, the Company acquired American Fiber Systems Holding Corporation (“AFS”) for a purchase price of $114,500, including $110,000 in cash and a $4,500 promissory note due in 2012. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and their ownership interest in US Carrier Telecom Holdings, LLC. AFS is a provider of lit and dark Bandwidth Infrastructure services in nine metropolitan markets: Atlanta, Georgia, Boise, Idaho, Cleveland, Ohio, Kansas City, Missouri, Las Vegas, Nevada, Minneapolis, Minnesota, Nashville, Tennessee, Reno, Nevada and Salt Lake City, Utah. AFS’s services and customers are similar to those of Zayo Bandwidth, Zayo Enterprise Networks and Zayo Fiber Solutions and, as a result, its contracts and assets will be assigned to the appropriate business units in order to retain Zayo’s current operating structure. American Fiber Systems owns and operates approximately 1,251 routes miles and over 165,404 fiber miles of fiber networks and has 644 on-net buildings in these markets. The unaudited pro forma results presented below include the effects of the Company’s September 2009 acquisition of FiberNet, the July 2010 acquisition of AGL Networks and the October 1, 2010 acquisition of AFS as if the acquisitions had been consummated as of July 1, 2009. The pro-forma loss for the three month periods ended September 30, 2010 and 2009 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting, and interest expense associated with debt used to fund the acquisitions. The pro-forma results for the three months ended September 30, 2009 also includes an adjustment to reduce the historical FiberNet stock-based compensation related to the acceleration of stock-based compensation upon the change of control of FiberNet and a reduction to FiberNet’s selling, general and administrative expenses related to transaction costs incurred by FiberNet related to the acquisition and severance paid to FiberNet’s executives upon a change of control. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2009.

	Three months ended September 30,
	2010	2009
Revenue	$76,326	$69,545
Loss from continuing operations	(3,828)	(3,598)
Subsequent to September 30, 2010, Management approved a restructuring of the Company’s operating segments. The Company intends to restructure its operating segments to more closely align with its product categories. This will result in the Zayo Enterprise Networks (“ZEN”) segment transferring its bandwidth infrastructure and ethernet and IP products to the Zayo Bandwidth segment and its colocation products the zColo segment. The existing ZEN segment will contain only the legacy managed services/competitive local exchange carrier (“CLEC”) products. The Company intends to implement these organizational changes beginning in January 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Certain Factors That May Affect future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by the Company, in press releases and in presentations by the Company or its management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends and recessionary pressures, future opportunities, ability to retain existing customers and attract new ones, the Company’s exposure to the financial services industry, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect the Company’s business and future financial results are detailed in the Company’s SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” within this Quarterly Report on Form 10-Q. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Quarterly Report on Form 10-Q and in our audited annual financial statements as of and for the year ended June 30, 2010, included in Amendment No. 1 to the Form S-4 filed with the SEC on November 8, 2010.
Overview
Introduction
We are a provider of Bandwidth Infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate and scale their telecommunications and data networks and data center related operations. We provide our Bandwidth Infrastructure services over our dense regional and metropolitan fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our Bandwidth Infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit Bandwidth Infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which are usually three to five years in length (and typically seven to ten years for fiber-to-the-tower services). Our dark-fiber contracts are generally longer term in nature, up to 20 years and in a few cases longer. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data and Internet traffic between multiple third-party networks.
Our fiber networks span approximately 21,500 route miles, serve 146 geographic markets in the United States, and connect to approximately 3,100 buildings, including approximately 1,300 cellular towers, allowing us to provide our Bandwidth Infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar Bandwidth Infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within carrier hotels in the important gateway markets of New York and New Jersey. We currently manage approximately 2,600 interconnections, enabling our customers to directly connect their discrete networks with each other.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc, a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2010 as “Fiscal 2010”.
Our Business Units
We are organized into four autonomous business units: Zayo Bandwidth, zColo, Zayo Enterprise Networks and Zayo Fiber Solutions. Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.

Zayo Bandwidth. Through our Zayo Bandwidth unit, we provide Bandwidth Infrastructure services over our metropolitan and regional fiber networks. These services are primarily lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength and Ethernet services. Our target customers within this unit are primarily wireless service providers, telecommunications service providers (including ILECs, IXCs, RLECs, CLECs, and foreign carriers), media and content companies (including cable and satellite video providers), and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.
zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Los Angeles, California and Nashville, Tennessee. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of September 30, 2010 and June 30, 2010 the zColo segment managed 50,091 and 41,091 square feet of billable colocation square feet.
Zayo Enterprise Networks. Through our Zayo Enterprise Networks unit, we provide Bandwidth Infrastructure, enterprise IP, and other managed data and telecommunications services to customers who require fiber-based bandwidth solutions such as healthcare, financial, education, technology, and media and content companies, as well as schools, hospitals, municipalities and other governmental or semi-governmental entities. We operate exclusively in areas where we have fiber networks and primarily focus our sales efforts on customers who have at least 100 Mbps of bandwidth needs and, consequently, produce sufficient monthly recurring revenue potential to justify the capital investment required to connect their buildings to our fiber networks. The operations of our Zayo Enterprise Networks unit cover over 50% of our existing network footprint. We will continue to expand our market reach by adding new buildings to our fiber networks when we have entered into a contract that justifies the capital expenditure.
Zayo Fiber Solutions. The Zayo Fiber Solutions unit was formally launched on July 1, 2010, after our acquisition of AGL Networks, LLC (“AGL Networks”), a company whose business was comprised solely of dark-fiber-related services. See “— Recent Developments.” The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by Zayo Enterprise Networks and Zayo Bandwidth. After the acquisition, we transferred those existing dark-fiber customer contracts to our Zayo Fiber Solutions unit, and intend to leverage a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Through our Zayo Fiber Solutions unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. Zayo Fiber Solutions’ customers include carriers, ISPs, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly recurring basis for these services.

Recent Developments
Acquisition of AGL Networks
On July 1, 2010, we acquired 100% of the equity of AGL Networks from its parent, AGL Resources Inc., and changed AGL Networks’ name to Zayo Fiber Solutions, LLC. We paid the purchase price of approximately $73.7 million with cash on hand. AGL Networks’ assets were comprised of dense, high-fiber-count networks totaling 786 (761 of which are incremental to our existing footprint) route miles and over 190,000 fiber miles, and included 289 (281 incremental) on-net buildings across the metropolitan markets of Atlanta, Georgia, Charlotte, North Carolina, and Phoenix, Arizona. AGL Networks generated all of its revenue from providing dark-fiber related services to both wholesale and enterprise customers.
In connection with the AGL Networks acquisition, we established a fourth business unit on July 1, 2010 — Zayo Fiber Solutions. The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by Zayo Enterprise Networks and Zayo Bandwidth. After the acquisition, we transferred those existing dark-fiber customer contracts to our Zayo Fiber Solutions unit, and intend to leverage a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Through our Zayo Fiber Solutions unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. Zayo Fiber Solutions’ customers include carriers, ISPs, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly recurring basis for these services. From time to time we construct and maintain greenfield networks for our customers, for which we are generally paid in advance for the construction component.
Acquisition of American Fiber Systems
On October 1, 2010, we acquired American Fiber Systems, Inc., a Delaware corporation (“American Fiber Systems”) for a purchase price of $114.5 million, comprising a cash payment of $110.0 million and the issuance of a $4.5 million unsecured promissory note to the seller due in 2012. The merger was effected through a merger between American Fiber Systems and a special purpose vehicle created for the merger. The purchase price was based upon the valuation of both the business and assets directly owned by American Fiber Systems and the ownership interest in US Carrier, held by American Fiber Systems, Inc., a subsidiary of American Fiber Systems, and for which we estimated the fair value to be $15.0 million. American Fiber Systems is a provider of Bandwidth Infrastructure services in nine metropolitan markets: Atlanta, Georgia, Boise, Idaho, Cleveland, Ohio, Kansas City, Missouri, Las Vegas, Nevada, Minneapolis, Minnesota, Nashville, Tennessee, Reno, Nevada and Salt Lake City, Utah. American Fiber Systems’ services and customers are the same or similar to those of Zayo Bandwidth, Zayo Enterprise Networks, and Zayo Fiber Solutions and, as a result, its contracts and assets will be assigned to the appropriate business units in order to retain Zayo’s current operating structure. American Fiber Systems owns and operates approximately 1,200 route miles (about 1,000 of which are incremental to our existing footprint) and approximately 160,000 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.
Acquisition of Dolphini Assets
On September 20, 2010, our zColo business unit acquired certain colocation assets in Nashville, Tennessee of Dolphini Corporation for a cash purchase price of $0.2 million.

Broadband Stimulus Awards
In 2010, we have been an active participant in federal broadband stimulus projects created through the American Recovery and Reinvestment Act. To date, we have been awarded, as a direct recipient, federal stimulus funds for two projects by the National Telecommunication and Information Administration. The projects involve the construction, ownership, and operation of fiber networks for the purpose of providing broadband services to governmental and educational institutions, as well as underserved, and usually rural, communities. As part of the award, the federal government funds a large portion of the construction and development costs. On the two projects awarded to us to date, the stimulus funding will cover, on average, approximately 77% of the total expected cost of the projects. Commitments by other third parties will provide additional funding representing approximately 10% of the total cost of the projects. Both of these projects allow for our ownership or use of the network for other commercial purposes, including the sale of our Bandwidth Infrastructure services to new and existing customers. The details of the two awards are as follows:
•	In February 2010, Zayo Bandwidth, as the direct recipient, was awarded $25.1 million in funding to construct 626 miles of fiber network connecting 21 community colleges in Indiana.
•	In July 2010, Zayo Bandwidth, as the direct recipient, was awarded a $13.4 million grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis.
In addition, there are three further stimulus applications, pending review or finalization, in which we may participate as a sub-recipient, if successful.
Restructuring of Operating Segments
We currently operate our business as four business segments which are defined by the product sets they offer and customers they target. Zayo Bandwidth (“BW”) offers lit bandwidth infrastructure services to the Company’s 200 largest users, Zayo Enterprise Networks (“ZEN”) provides lit bandwidth infrastructure to regional and enterprise customers and converged and data communications services, Zcolo provides colocation services and intra building transport services and Zayo Fiber Solutions (“ZFS”) is dedicated to marketing and supporting dark fiber related services to a broad set of customers. We intend to implement certain organizational changes beginning in January of 2011. We intend to restructure our operating segments to more closely align with product categories. This will result in our ZEN segment transferring its bandwidth infrastructure products and ethernet and IP products to the BW segment and its colocation products to zColo. The existing ZEN segment will contain only the legacy managed services/competitive local exchange carrier (“CLEC”) products.
Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for Bandwidth Infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $565.5 million (after deducting our acquisition cost for Onvoy Voice Services, a business unit operated by our subsidiary Onvoy, Inc. (“Onvoy”), which we spun-off during Fiscal 2010).
During the quarter ended September 30, 2009, we completed our acquisition of all of the outstanding shares of common stock of FiberNet Telecom Group, Inc. (“FiberNet”). We accounted for the FiberNet acquisition using the purchase method of accounting, with the assets acquired and liabilities recorded at estimated fair values. In conformity with applicable accounting standards effective for Fiscal 2010 that replaced the prior standards, third-party costs related to the acquisition were expensed rather than capitalized and the gain on bargain purchase recognized in earnings in June 2010.
We formed our zColo business unit from a portion of the legacy FiberNet business, and thus that business unit is only included in our Fiscal 2010 operating results for the period September 10, 2009 through September 30, 2009. The remaining portion of the legacy FiberNet business was added to our existing Zayo Bandwidth business unit.
As discussed in the Recent Developments section, above, on July 1, 2010 we completed our acquisition of all of the equity interest in AGL Networks and thus the results of the legacy AGL Networks business are included in the operating results for the three month period ended September 30, 2010.

Onvoy Spin-Off
We previously had another business unit, Onvoy Voice Services, which was engaged in the wholesale voice services segment of the telecommunications industry and was operated by one of our subsidiaries, Onvoy. After our acquisition of Onvoy, we transferred the non-Onvoy Voice Services assets and businesses within Onvoy to our Zayo Bandwidth and Zayo Enterprise Networks business units. During Fiscal 2010, we determined that the services provided by Onvoy Voice Services did not fit within our business model of providing telecom and Internet infrastructure services. On March 12, 2010, we distributed all of the shares of common stock of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of FASB ASC 280-20, Discontinued Operations, we determined that we had discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three month period ended September 30, 2009, the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.
Substantial Capital Expenditures
During the three months ended September 30, 2010 and 2009, we invested $21.4 million and $11.7 million, respectively, in capital expenditures related to property and equipment to expand our fiber network, principally in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.
Substantial Indebtedness
We had total indebtedness (excluding capital leases) of $350.2 million and $247.1 million as of September 30, 2010 and June 30, 2010, respectively, reflecting principally our borrowings to fund our acquisitions and for other working capital purposes. The nominal interest rate on our debt as of September 30, 2010 and June 30, 2010 was 10.25 percent.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, accruals for estimated tax and legal liabilities, cost of revenue disputes for communications services and valuation allowance for deferred tax assets. We have identified the policies below which require the most significant judgments and estimates to be made in the preparation of our condensed consolidated financial statements, as critical to our business operations and an understanding of our results of operations.

Revenue
We recognize revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and co-location services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to government authorities are excluded from revenue.
Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transaction basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the contract life. Revenue is recognized at the amount expected to be realized, which includes billing and service adjustments. We also assess the ability of customers to meet their financial obligations and establish an allowance for doubtful accounts based on these expectations.
Network Expenses and Accrued Liabilities
We lease certain network facilities, primarily circuits, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. We also use the facilities of other carriers for which we are billed on a usage basis.
We recognize the cost of these facilities or services when it is incurred in accordance with contractual requirements. We dispute incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.
In determining the amount of such operating expenses and related accrued liabilities to reflect in our financial statements, we consider the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with our interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.
Goodwill and Purchased Intangibles
We perform an assessment of goodwill for impairment annually in April each year or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 16 — Segment Reporting, to our condensed consolidated financial statements. Goodwill assigned to Zayo Bandwidth reportable segment totaled $62.4 million and $66.5 million as of September 30, 2010 and June 30, 2010, respectively. Goodwill assigned to the Zayo Enterprise Networks reportable segment totaled $2.2 million at both September 30, 2010 and June 30, 2010. Zayo Fiber Solutions had a goodwill balance of $4.2 million as of September 30, 2010. Zayo Fiber Solution’s goodwill balance consists of $.1 million resulting from the AGL Networks acquisition. The remaining $4.1 million goodwill balance at Zayo Fiber Solutions as of September 30, 2010 was a result of transferring all of the assets and liabilities associated with the CFS acquisition from Zayo Bandwidth to Zayo Fiber Solutions. All of the assets and liabilities acquired from CFS align with the business objectives of the newly formed Zayo Fiber Solutions segment. As the Zayo Fiber Solutions reporting segment will include the net assets which generated the CFS goodwill balance management believes it is appropriate to transfer this goodwill balance to the Zayo Fiber Solutions segment.

In performing the annual goodwill impairment test, if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.
We consider the use of multiple valuation techniques in accordance with fair value measurements and disclosures guidance to estimate the fair value of its reporting segments and has consistently applied an income and market based approach to measure fair value.
Under the income approach, we estimate the reportable segments fair market value using the discounted cash flow method. The discounted cash flow method involves the following key steps:
•	the development of projected free cash flows;
•	the estimation of an appropriate risk adjusted present value discount rate;
•	the calculation of the present value of projected free cash flow; and
•	the calculation of a terminal value.
In developing the projected free cash flows, management utilizes expected growth rates implied by the financial projections which have been developed by senior management. The cash flow forecasts are based upon upside, midpoint and downside scenarios. We use a discount rate of 12.85 and 14.22 percent for Zayo Bandwidth and Zayo Enterprise Networks, respectively, which represents each reporting segments estimated weighted cost of capital. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we utilized a long-term growth rate of 4.0 percent which management estimates to reflect the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.
Under the market approach, we estimate the reportable segments fair market value using the Analysis of Guideline Public Companies method. The use of this method involves the following:
•	identification and selection of a group of acceptable and relevant guideline companies;
•	selection of financial ratios and time period most appropriate for the analysis;
•
financial adjustments made to both or either of the guideline and/or subject companies to make the underlying financial figures comparable. Examples of adjustments include add-backs for non-recurring expenses and calculations to make the figure related to the same time period.

•
subjective discounts or premiums to implied ratios to account for observations relating to substantial difference that would be perceived as having an impact on value between the collective guideline companies and us; and

•	selection of a statistical midpoint or range within the dataset most appropriate for the analysis.

In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification and market capitalization. We selected the Enterprise Value to Revenue and EBITDA ratios as the most appropriate market based valuation technique for us. With the assistance of a third-party vendor, we estimated the 2010 revenue trading multiples to be .83x to 2.87x with mean and median multiples of 2.02x and 2.24x and EBITDA trading multiples from 5.75x to 9.81x with mean and median multiples of 7.34x and 7.3x. Utilizing third-party market studies, we used a control premium of 15 percent as part of the market based calculations which is in-line with historical control premiums offered for comparable transaction in the communications industry, the availability of financing, and number of potential buyers.
In estimating the fair market value of each of our reportable segments, we averaged the valuations from each of the approaches above. The resulting valuations are significantly higher than the current carrying value of these segments. Although we estimate the fair value of our segments utilizing the average of various valuation techniques, none of the valuation techniques on a stand-alone basis indicated an impairment for any of our segments during the current year.
Background for Review of Our Results of Operations
Revenue and Billing
Zayo Bandwidth. Our Zayo Bandwidth unit provides Bandwidth Infrastructure services over our metropolitan and regional fiber networks to targeted customers which are primarily wireless service providers, telecommunications service providers (including ILECs, IXCs, RLECs, CLECs, and foreign carriers), media companies (including cable and satellite video providers), and other Internet centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks. Zayo Bandwidth’s customers are generally billed a fixed fee per month for the agreed capacity of bandwidth provided.
zColo. Our zColo unit provides network-neutral colocation and interconnection services primarily in three major carrier hotels in New York and New Jersey. Most customers are billed a fixed monthly fee for the space consumed within the colocation facility as well as a fixed monthly fee for any interconnection services they are utilizing.
Zayo Enterprise Networks. Our Zayo Enterprise Networks unit provides Bandwidth Infrastructure, enterprise IP, and other managed data and telecommunications services to customers who require fiber-based bandwidth solutions such as healthcare, financial, education, technology, and media and content companies, as well as schools, hospitals, municipalities and other governmental or semi-governmental entities. These customers use Bandwidth Infrastructure services for a wide array of their internal information technology and telecom applications, including disaster recovery, video conferencing, and remote medical imaging, as well as for private networks and connectivity to major Internet access point and hosting centers. Customers’ are primarily billed a fixed monthly fee for the services provided; however a monthly usage fee may also apply to certain services.
Zayo Fiber Solutions. Our Zayo Fiber Solutions unit provides dark-fiber-related services primarily on our existing fiber footprint. Zayo Fiber Solutions’ customers include carriers, ISPs, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks. Our customers generally pay us monthly for these services. From time to time we will also construct and maintain greenfield networks for our customers, for which we are generally paid in advance for the construction component.

Operating Costs
Our operating costs consist primarily of third-party network service costs, colocation facility costs and colocation facility utilities costs. Third-party network service costs result from our leasing of certain network facilities, primarily circuits, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. Our colocation facility costs represent rent and license fees paid to the landlords of the buildings in which our zColo business operates. The colocation facility utilities cost is the cost of power used in those facilities.
Recurring transport costs are the largest component of our operating costs and primarily include monthly service charges from telecommunication carriers related to the circuits utilized by us to interconnect our customers. While traffic increases will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Non-recurring transport costs primarily include the initial installation of such circuits.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations) and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs and other.
After compensation and benefits, network operations costs are the largest component of our SG&A expenses. Network operations costs include all of the non-personnel related expenses of maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for locations where fiber is located (including cellular towers), pole attachment fees and relocation expenses.
Stock-Based Compensation
We compensate certain members of our management through grants of common units of CII, which vest over varying periods of time, depending on the terms of employment of each such member of management. In addition, certain of our senior executives have been granted preferred units of CII.
For the common units granted to members of management, we recognize an expense equal to the fair value of all of those common units granted during the period, and record a liability in respect of that amount. Subsequently, we recognize changes in the fair value of those common units through increases or decreases in stock-based compensation expense and related adjustments to the related stock-based compensation liability.
When the preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to those executive officers are not taken into consideration as we amortize that expense.
Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenue
Our total revenue for the three months ended September 30, 2010 increased by $23.1 million, or 50.1%, from $45.5 million to $68.6 million during the three months ended September 30, 2010 and 2009, respectively. The increase is principally a result of the FiberNet and AGL Networks acquisitions. The $68.6 million in revenue recognized during the three months ended September 30, 2010 consisted of the following revenue stratification: $66.1 million in monthly recurring revenue (“MRR”) and usage revenue, $1.8 million in amortization of IRU and installation revenue and $0.7 million in other revenues. This revenue stratification is materially consistent with the prior year quarterly revenue stratification.

Below is a summary of our revenue (excluding intercompany revenues) by business unit during the three months ended September 30, 2010 and 2009, respectively.

	Three months ended
	September 30,
	2010	2009
	(In thousands)
Zayo Bandwidth	$46,504	$37,050
zColo	6,632	1,589
Zayo Enterprise Networks	7,944	6,863
Zayo Fiber Solutions	7,498	—

Total revenue	$68,578	$45,502

Zayo Bandwidth. Our revenues from our Zayo Bandwidth business unit increased by $9.4 million, or 25.5%, from $37.1 million to $46.5 million during the three months ended September 30, 2010 and 2009. Approximately $5.4 million of the increase is a result of a full three months of legacy FiberNet revenues included in Zayo Bandwidth’s operating results for the period ended September 30, 2010. Partially offsetting this increase is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions all of its dark fiber assets and customers as of July 1, 2010. As a result of this transfer, Zayo Fiber Solutions recognized during the period ended September 30, 2010 $1.4 million of dark fiber revenue which historically would have been recognized at Zayo Bandwidth. Also contributing to the increase in revenue at Zayo Bandwidth during the period is organic growth related to our sales efforts and expansion of our network.
zColo. Our zColo business unit, which began operations in September 2009 following our acquisition of FiberNet, recognized $6.6 and $1.6 million of revenues during the three months ended September 30, 2010 and 2009. The increase is primarily a result of a full three months of operating results being included in the business units results during the three months ended September 30, 2010.
Zayo Enterprise Networks. Our revenues from our Zayo Enterprise Networks business unit increased by $1.0 million, or 15.7%, from $6.9 million during the three months ended September 30, 2009 to $7.9 million during the three months ended September 30, 2010, principally as a result of the transfer of certain customer accounts from our Zayo Bandwidth business unit to the Zayo Enterprise Networks business unit following our decision to focus Zayo Enterprise Networks on regional bandwidth users while Zayo Bandwidth narrowed its focus to the 200 largest Bandwidth Infrastructure users in the United States. Approximately $0.5 million of the $1.0 million revenue growth resulted from such transfers.
Operating Costs and Expenses
Operating Costs, Excluding Depreciation and Amortization. Our operating costs, excluding depreciation and amortization, increased by $5.5 million, or 37.7%, from $14.4 million during the three months ended September 30, 2009 to $19.9 million during the three month period ended September 30, 2009. The increase is a direct result of increased costs associated with our acquisitions of FiberNet in September 2009 and AGL Networks in July 2010 and our organic network expansion efforts.

SG&A Expense. The table below sets forth the components of our SG&A expenses during the three months ended September 30, 2010 and 2009, respectively.

	Three months ended September 30,
	2010	2009
	(In thousands)
Compensation and benefits expenses	$10,428	$8,209
Network operating expenses	6,092	4,699
Other SG&A expenses	5,286	3,338
Transaction costs	159	604

Total SG&A expenses	$21,965	$16,850

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $2.2 million, or 27.0%, from $8.2 million during the three months ended September 30, 2009 to $10.4 million during the three months ended September 30, 2010. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisitions of FiberNet in September 2009 and AGL Networks in July of 2010. At September 30, 2010 we had 393 employees compared to 331 at September 30, 2009.
Network Operations Expenses. Network operations expenses increased by $1.4 million, or 29.6%, from $4.7 million during the three months ended September 30, 2009 to $6.1 million during the three months ended September 30, 2010. The increase in such expenses principally reflected the growth of our network assets and the related expenses of operating that expanded network following our acquisitions of FiberNet in September 2009 and AGL Networks in July 2010.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense and maintenance expense on colocation facilities, increased by $2.0 million, or 58.4%, from $3.3 million during the three months ended September 30, 2009 to $5.3 million during the three months ended September 30, 2010, principally from our acquisitions of FiberNet in September of 2009 and AGL Networks in July 2010.
Transaction Costs. Transaction costs, which principally include expenses incurred in connection with potential and closed acquisitions, decreased by $0.4 million from $0.6 million during the three months ended September 30, 2009 to $0.2 million during the three months ended September 30, 2010. The decrease is primarily a result of the timing of incurring expenses associated with our acquisitions of FiberNet and AGL Networks.
Stock-Based Compensation Expenses. Stock-based compensation expenses increased by $4.3 million from $0.9 million during the three months ended September 30, 2009 to $5.2 million during the three months ended September 30, 2010. The increase is primarily a result of an additional 23.5 million common units granted subsequent to September 30, 2009 and an increase in the fair market value of the Class A, B and C common units from $0.16, $0 and $0 per unit, respectively as of September 30, 2009 to $0.56, $0.32 and $0.03 per unit, respectively as of September 30, 2010.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.4 million, or 37.5%, from $9.1 million during the three months ended September 30, 2009 to $12.5 million during the three months ended September 30, 2010. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the FiberNet acquisition in September 2009 and the AGL Networks acquisition in July 2010, and the resulting depreciation and amortization of such capitalized amounts.

Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the three months ended September 30, 2010 and 2009, respectively.

	Three months ended
	September 30,
	2010	2009
	(In thousands)
Interest expense	$(6,257)	$(3,570)
Interest income	76	5
Other income/(expense), net	(237)	—

Total other expenses, net	$(6,418)	$(3,565)

Interest Expense. Interest expense increased by $2.7 million, or 75.2%, from $3.6 million during the three months ended September 30, 2009 to $6.3 million during the three months ended September 30, 2010. The increase is primarily a result of our increased indebtedness associated with our Senior Secured Notes. As of September 30, 2010 we had outstanding debt of $350.2 million which accrues interest at 10.25% as compared to outstanding debt of $147 million as of September 30, 2009 which accrued interest at a lower rate ranging from 5.9% to 6.4%. Offsetting the increase in interest expense was a charge of $0.5 million to interest expense during the three months ended September 30, 2009 related to the change in fair market value of our interest rate swaps. These swaps expired during the three months ended September 30, 2010 and we did not have any charges to interest expense related to the change in the fair market value of the swaps during the three months ended September 30, 2010. Further offsetting the increase to interest expense was $0.9 million of interest which was capitalized during the three months ended September 30, 2010 related to our construction projects.
Provision for Income Taxes
Income tax expense increased during the period by $2.4 million from $0.6 million during the three months ended September 30, 2009 to $3.0 million during the three months ended September 30, 2010. The increase is primarily due to an increase in operating income of $4.8 million. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs which we may use each year for federal and other purposes. “See “— Factors Affecting Our Results of Operations — Net Operating Losses.”

Adjusted EBITDA
Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash and non-recurring items. Management uses EBITDA and Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe Adjusted EBITDA is especially important in a capital-intensive industry such as telecommunications. We further believe that the presentation of EBITDA and Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.
EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as substitutes for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, our working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on our debt; and
•	does not reflect cash required to pay income taxes.
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation between net earnings and Adjusted EBITDA is as follows:

	Three months ended September 30, 2010
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$8.5	$—	$0.9	$2.0	$(11.7)	$(0.3)
Interest expense	0.3	—	0.1	—	5.9	6.3
Income tax expense	—	—	—	—	3.0	3.0
Depreciation and amortization expense	8.2	1.0	1.3	1.9	—	12.4

EBITDA	17.0	1.0	2.3	3.9	(2.8)	21.4
Transaction costs	0.1	—	—	0.1	—	0.2
Stock-based compensation	2.0	0.2	0.1	0.3	2.6	5.2

Adjusted EBITDA	$19.1	$1.2	$2.4	$4.3	$(0.2)	$26.8

	Three months ended September 30, 2009
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$6.5	$(0.7)	$—	$—	$(5.7)	$0.1
Interest expense	—	—	0.3	—	3.3	3.6
Income tax expense	—	—	—	—	0.6	0.6
Depreciation and amortization expense	7.6	1.0	0.5	—	—	9.1

EBITDA	14.4	0.3	0.5	—	(1.8)	13.4
Transaction costs	—	0.6	—	—	—	0.6
Stock-based compensation	—	0.2	—	—	0.6	0.8

Adjusted EBITDA	$15.2	$0.4	$0.5	$—	$(1.2)	$14.8

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, working capital and debt service requirements. See “— Cash flows”. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital and debt service.
We have debt covenants under both the indenture governing our Senior Secured Notes and our credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The credit facility covenants prohibit us from increasing our secured indebtedness above $100 million, our unsecured indebtedness above $200 million and our unsecured subordinated debt above $100 million. Under the indenture governing our Senior Secured Notes any increase in secured indebtedness would be subject to a pro-forma senior secured leverage test not to exceed 3.5 times our previous quarter’s annualized EBITDA and the incurrence of total indebtedness is restricted not to exceed 4.25 times our previous quarter’s annualized EBITDA.
As of September 30, 2010, we had $154.2 million in cash and cash equivalents and $0.5 million in restricted cash. Cash and cash equivalents consist of amounts held in bank accounts and highly liquid U.S. treasury money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. Working capital at September 30, 2010 was $121.8 million. As of September 30, 2010 the Company has $94.1 million available on its line-of-credit.
Our net capital expenditures increased by $9.7 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 from $11.7 million to $21.4 million. Our capital expenditures in the first quarter of Fiscal 2010 primarily related to the construction of fiber and the installation of equipment in existing and new locations. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next two fiscal years we expect the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our credit agreement, and available cash on hand. These capital expenditures will, however, primarily be success-based, that is, in most situations, we will not invest the capital until we have an executed customer contract, which supports the investment. As a result, the amount we invest in such capital expenditures will be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.
As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our revolving credit facility), equity contributions, and available cash on hand.
Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future and in any event for at least the next 12 to 18 months. Given the generally negative and highly volatile global economic climate and the challenges and uncertainties in the global credit markets, however, no assurance can be given that this will be the case.
We regularly review acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.

The following table sets forth components of our cash flow for the three months ended September 30, 2010 and 2009.

	Three months ended
	September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$11,741	$7,029
Net cash used in investing activities	(95,067)	(108,272)
Net cash provided by financing activities	148,387	70,453
Net Cash Flows from Operating Activities
Our largest source of operating cash flows is payments from customers which are generally received between 20 to 30 days following the end of the billing month. Our primary uses of cash from operating activities are for network and personnel related expenditures. We had net cash flow from operating activities of $11.7 million and $7.0 million during the three months ended September 30, 2010 and 2009, respectively.
Contributing to the year-over-year increase in cash flows from operating activities was a slight decrease in net earnings from continuing operations during the three months ended September 30, 2010 as compared to the same period ended September 30, 2009 of $0.4 million despite an increase of $9.3 million to certain non-cash expenses during the current periods. Such non-cash expenses include depreciation and amortization, stock-based compensation expense, the deferred tax provision and others. Offsetting these increases to the net cash provided by operating activities was a net increase in operating assets and liabilities, net of acquisitions of $4.2 million.
Cash Flows Used for Investing Activities
We used cash in investing activities of $95.1 million and $108.3 million during the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, our principal uses of cash in investing activities was our $73.7 million purchase of AGL Networks and $21.4 million in purchases of network related equipment. During the three months ended September 30, 2009, our principal uses of cash in investing activities was our $96.6 million purchase of FiberNet and $11.7 million in purchases of network related equipment.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $148.4 million and $70.5 million during the three months ended September 30, 2010 and 2009, respectively. Our cash flows from financing activities during the three months ended September 30, 2010 primarily comprise $103 million in cash proceeds from our September 2010 Senior Secured Notes offering, $35.5 million in equity contributions from CII and $13.0 million in advances from CII. These cash inflows were offset by $3.3 million in deferred financing costs and $0.6 in capital lease payments during the period. Our cash flows from financing activities during the three months ended September 30, 2009 primarily consist of $42 million in cash proceeds from borrowings on term loans and our revolving line-of-credit which was in place as of September 30, 2009 and $37 million in equity contributions from CII. These cash inflows were offset by $2.2 million in deferred financing costs, $0.9 in debt and capital lease payment and $5.5 million in transfers of cash to restricted cash accounts.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
We have reviewed all new accounting pronouncements and have concluded that none of the recently issued pronouncements will have a material impact on the Company’s consolidated results of operations, financial condition or financial disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure in the financial markets consists of changes in interest rates from time to time.
As of September 30, 2010, we had outstanding approximately $350.2 million of fixed-rate debt, approximately $12.2 million of capital lease obligations, and $94.1 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our long-term debt as of September 30, 2010 to be $368.4 million compared to carrying value of $350.2 million.
We are exposed to the risk of changes in interest rates if it is necessary to acquire additional funding to support the expansion of our business and to support acquisitions. The interest rate that we will be able to obtain on future debt financings will be dependent on market conditions.
We do not have any material foreign currency or commodity pricing risk.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below as well as the other information contained in this report. The risks described in this report are not the only ones we may face. There may be additional risks and uncertainties not currently known to us or that we may currently deem immaterial in addition to those outlined below, which could impair our financial position and results of operations. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.
We have a Limited Operating History as a Consolidated Entity.
We were formed in 2007 and have primarily built our operations through the consolidation of 15 acquisitions and asset purchases, the first of which closed in July 2007 and the most recent of which, American Fiber Solutions, closed on October 1, 2010.
Prior to our first acquisition, our activities were exclusively related to start-up and corporate development. Our history as a consolidated entity is brief and has been subject to ongoing and substantial change since our inception, consequently there is a limited amount of information upon which you can make an investment decision. Other issuers could have longer histories, which may have greater predictive value.
Future Acquisitions are a Component of Our Strategic Plan, and will Include Integration and Other Risks That could Harm Our Business.
We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large, including our proposed acquisition of American Fiber Systems as described under “Summary — Recent Developments.” This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. We paid $104.1 million for the largest acquisition we have integrated to date. We may engage in significantly larger acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase disconnects and reduce new sales.
We may incur additional debt and issue additional units to assist in the funding of these potential transactions, which may increase our leverage and/or dilute our existing equity holders at CII, our ultimate parent. Further, additional transactions (including acquisitions by our parent or affiliates) could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired operations. Additional acquisitions also involve other operational and financial risks such as:
•
increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition, particularly with respect to businesses acquired by our sister companies or parent;

•	loss of key employees and sales people of the acquired business;
•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;

•	we may agree to buy a business before we have obtained its audited financial statements and subsequently discover that the unaudited financial statements we relied on were incorrect;
•	expenses associated with the integration of the operations of the acquired business;
•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;
•	that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and
•	that the internal controls of the acquired business are inadequate.
Our Debt Level could Negatively Impact Our Financial Condition, Results of Operations and Business Prospects and Prevent us From Fulfilling Our Debt Obligations. In the Future, We may Incur Substantially More Indebtedness, Which could Further Increase the Risks Associated With Our Leverage.
As of September 30, 2010, (i) our total debt and capital leases was $362.4 million and (ii) we had $94.1 million available for borrowing under our credit agreement, subject to certain conditions. Subject to the limitations set forth in the indenture and our credit agreement, we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt could intensify.
Specifically, our level of debt could have important consequences to the holders of our notes, including the following:
•	making it more difficult for us to satisfy our obligations under our debt agreements;
•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	increasing our vulnerability to both general and industry-specific adverse economic conditions;
•	placing us at a competitive disadvantage relative to less leveraged competitors; and
•
preventing us from raising the funds necessary to repurchase the notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing our notes.

We may not be Able to Generate Enough Cash Flow to Meet Our Debt Obligations.
Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business, regulatory and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.
Our Adjusted EBITDA and capital expenditures were $26.8 million and $21.4 million, respectively during the three months ended September 30, 2010. Our internal projections indicate that, even if we do not consummate any acquisitions, our interest expense plus capital expenditures will exceed our cash flow from operations in our fiscal year ending June 30, 2011 (“Fiscal 2011”). In the several quarters thereafter, we do not expect our existing business to generate cash flow from operations that exceeds interest expense and capital expenditures by a significant ratio. Our credit agreement allows for this cash flow deficit by permitting a consolidated fixed charge ratio below 1:1 during Fiscal 2011. Under our credit agreement, fixed charges exclude, in all periods, capital expenditures on fiber-to-the-tower builds, which has historically been a material portion of our capital expenditures.
If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•	reducing or delaying capital investments;
•	raising additional capital;
•	refinancing or restructuring our debt; and
•	selling assets.
We cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms, or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.
If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under our credit agreement could elect to declare all amounts outstanding under our credit agreement immediately due and payable, and the lenders would not be obligated to continue to advance funds under our credit agreement. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the lenders or to our debt holders, including holders of notes.
Since Our Inception We have Used More Cash Than We have Generated From Operations and We Expect to Continue to do so in the Next Several Quarters.
Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. To date, our investing activities have consisted principally of the acquisition of businesses as well as material additions of property, plant and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions, bank debt, the existing notes and capital leases.

Our near-term expectation is to continue to invest success-based capital in incremental property, plant and equipment at an amount equal to or probably greater than the amount of capital available from operations after debt service requirements. We also intend to continue to opportunistically pursue acquisitions, some of which may be quite large. In addition to our cash flow from operations, we plan to rely on proceeds from this our note offerings, cash on hand, and availability under our credit agreement. We cannot assure you, however, that we will have access to sufficient cash to successfully operate or grow our business.
We Incurred Net Losses in Prior Periods and We Cannot Guarantee That We will Generate Net Income in the Future.
We incurred net losses from continuing operations in two of our three fiscal years since our inception. Our business plan is to continue to expand our network on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. If we continue to expand our network we might continue to incur losses in future periods. However, we cannot assure you that we will be successful in implementing our business plan or that we will not change our business plan. Furthermore, if a material number of circuits are disconnected or customers disconnect or terminate their service with us, we may not be able to generate positive net income in future periods.
We are Experiencing Rapid Growth of Our Business and Operations and We may not be Able to Efficiently Manage Our Growth.
We have rapidly grown our company through acquisitions of companies and assets as well as expansion of our own network and the acquisition of new customers through our own sales efforts. We intend to continue to rapidly grow our company, including through acquisitions, some of which may be large. Our expansion places strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:
•	expand, develop and retain an effective sales force and other qualified personnel;
•	maintain the quality of our operations and our service offerings;
•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and
•	expand our operational information systems in order to support our growth.
If we fail to implement these or other necessary measures, our ability to manage our growth and our results of operations will be impaired.
Our Back Office Infrastructure, Including the Operational Support Systems, Processes and People, is a Key Component to Providing a Good Experience to Our Customers, the Failure of Which could Impair Our Ability to Retain Customers or Attract New Customers.
Our ability to provide ongoing high-quality service to customers is fundamental to our success. The material failure of one or more of our operational support systems, including the systems for sales tracking, billing, order entry, provisioning and trouble ticketing, may inhibit us from performing critical aspects of our services for an extended period. We may incur additional expenses, delays and a degradation of customer experience associated with system failures, and may not be able to efficiently and accurately install new orders for services on a timely basis. Further, the impact of a prolonged failure of these systems could negatively impact our reputation and ability to retain existing customers and to win new business.

Our Ability to Provide Services would be Hindered if Any of Our Franchises, Licenses, Permits, Rights-of-Way, Conduit Leases, Fiber Agreements, or Property Leases are Canceled or Not Renewed.
We must maintain rights-of-way, franchises and other permits from railroads, utilities, state highway authorities, local governments, transit authorities and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at-will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed we might be forced to abandon our networks, which could have a material adverse effect on our business, financial condition and results of operations. In order to operate our networks, we must also maintain fiber leases and Indefeasible Rights of Use (“IRU”) agreements that we have with public and private entities. A small percentage of these agreements expire prior to 2020. There is no assurance that we will be able to renew those fiber routes on favorable terms. If we are unable to renew those fiber routes on favorable terms, we might experience the following:
•	increased costs as a result of renewing the IRU under less favorable terms;
•	significant capital expenditures in order to build replacement fiber;
•	increased costs as a result of entering into short-term leases for lit services; and
•	lost revenue resulting from our inability to provide certain services.
In order to expand our network to new locations, we often need to obtain additional rights-of-way, franchises and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities and have an adverse effect on our business, financial condition and results of operations.
If we lose or are unable to renew key real property leases where we have located our POPs, it could adversely affect our services and increase our costs as we would be required to restructure our network and move our POPs.
If Our Contracts With Our Customers are Not Renewed or are Terminated, Our Business could be Substantially Harmed.
Our customer contracts typically have terms of one to ten years. Our customers may elect to not renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.
We have numerous customer orders for connections, including contracts with multiple national wireless carriers to build out more than 800 additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.

Our Revenue is Relatively Concentrated Among a Small Number of Customers and the Loss of any of These Customers could Significantly Harm Our Business, Financial Condition and Results of Operations.
Our largest single customer accounted for approximately 11% of our monthly recurring revenue for the three months ended September 30, 2010, and total revenues from our top ten customers (without giving effect to our acquisition of AGL Networks) accounted for approximately 43% of our monthly recurring revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
Service Level Agreements in Our Customer Agreements could Subject us to Liability or the Loss of Revenue.
Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which if not met by us, enable customers to claim credits against their payments to us and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue and cash flow. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments or service level agreements with us, could impact our ability to meet our service level agreements and are potentially out of our control.
We are Required to Maintain, Repair, Upgrade and Replace Our Network and Our Facilities, and Our Failure to do so could Harm Our Business.
Our business requires that we maintain, repair, upgrade and periodically replace our facilities and networks. This requires and will continue to require management time and the periodic expenditure of capital. In the event that we fail to maintain, repair, upgrade or replace essential portions of our network or facilities, it could lead to a material degradation in the level of service that we provide to our customers, which would adversely affect our business. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network in order to maintain services to customers. We could be subject to significant network repair and replacement expenses in the event of a terrorist attack or if natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software technologies. Our failure to maintain or properly operate this hardware and software can lead to degradations or interruptions in customer service. Our failure to provide proper customer service can result in claims from our customers for credits or damages, can lead to early termination of contracts, and can damage our reputation for service, thereby limiting future sales opportunities.
Any Failure of Our Physical Infrastructure or Services could Lead to Significant Costs and Disruptions That could Reduce Our Revenues, Harm Our Business Reputation, and have a Material Adverse Effect on Our Financial Results.
Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:
•	human error;
•	power loss;
•	improper building maintenance by the landlords of the buildings in which our data centers are located;

•	physical or electronic security breaches;
•	fire, earthquake, hurricane, flood, and other natural disasters;
•	water damage;
•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and
•	sabotage and vandalism.
Problems within our network or at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. In the past we have at times experienced instability in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. We have service level commitment obligations with substantially all of our customers. As a result, service interruptions or equipment damage in our network or at our data centers could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures. We cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability. We depend on our landlords and other third-party providers to properly maintain the buildings in which our data centers are located. Improper maintenance by such landlords and third parties increase the risk of service interruptions and equipment damage.
We do not Own the Buildings in Which Our Data Centers are Located. Instead, We Lease Our Data Center Space, and the non-Renewal of Leases could be a Significant Risk to Our Ongoing Operations.
We would incur significant costs if we were forced to vacate one of our data centers due to the high costs of relocating the equipment in our data centers and installing the necessary infrastructure in a new data center. In addition, if we were forced to vacate a data center, we could lose customers that chose our services based on our location. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our customer service and could result in the loss of customers.
We may be Unable to Expand Our Existing Data Centers or Locate and Secure Suitable Sites for Additional Data Centers.
Our data centers may reach high rates of utilization in our key locations. Our ability to meet the growing needs of our existing customers and to attract new customers in these key markets depends on our ability to add additional capacity by incrementally expanding our existing data centers or by locating and securing additional data centers in these markets. Such additional data centers must meet specific infrastructure requirements, such as access to multiple telecommunications carriers, a significant supply of electrical power, and the ability to sustain heavy floor loading. In many markets, the supply of space with these characteristics is limited and subject to high demand.
We may not be Able to Obtain or Construct Additional Laterals to Connect New Buildings to Our Network.
In order to connect a new building to our network, we need to obtain or construct a lateral from our metropolitan network to the building. We may not be able to obtain fiber in an existing lateral at an attractive price or may not be able to construct our own lateral due to the cost of construction or municipal regulatory restrictions. Failure to obtain fiber in an existing lateral or to construct a new lateral could keep us from adding new buildings to our network.

Our Services have a Long Sales Cycle, Which May Have a Material Adverse Effect on Our Business, Financial Condition, and Results of Operations.
A customer’s decision to purchase Bandwidth Infrastructure services typically involves a commitment of our time and resources. As a result, we experience a long sales cycle for some of our services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not generate revenue. Delays due to the length of our sales cycle or costs incurred that do not result in sales may have a material adverse effect on our business, financial condition, and results of operations.
We are Highly Dependent on Our Management Team and Other Key Employees.
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, or Matthew Erickson is bound by an employment agreement with us. A portion of Daniel Caruso’s professional time is spent on his service as Executive Chairman of Envysion, Inc., of which he is a significant investor. On October 29, 2010, John Scarano announced his intention to resign as President of Zayo Bandwidth, effective on or around November 19, 2010. The loss of one or more further members of our management team or other key employees is likely to have a material adverse effect on our business. See “Executive Officers and Directors” and “Principal Equity Holders.” In addition, our management team’s equity interests are at CII, our ultimate parent. Accordingly, if CII’s other subsidiaries acquire assets, our management could have, indirectly, a significant portion of their equity in another enterprise and could devote substantial attention to it.
Our Future Tax Liabilities are not Predictable or Controllable. If We Become Subject to Increased Levels of Taxation, Our Financial Condition and Operations could be Negatively Impacted.
We provide telecommunication and other services in multiple jurisdictions across the United States and are therefore subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition and results of operations. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.
Risks Relating to Our Industry
The Telecommunications Industry is Highly Competitive, and Contains Competitors That have Significantly Greater Resources and a More Diversified Base of Existing Customers Than We do.
In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets. In addition to these carriers, several other competitors, such as facilities-based communications service providers, including CLECs, cable television companies, electric utilities and large end-users with private networks, offer services similar to those offered by us. Many of our competitors have greater financial, managerial, sales and marketing and research and development resources than we do and are able to promote their brands with significantly larger budgets. Additionally, some of our brands are relatively new and as such have limited tenure in the market. Many of these competitors have the added advantage of a larger, more diversified customer base. If we fail to develop and maintain brand recognition through sales and marketing efforts and a reputation for high-quality service, we may be unable to attract new customers and risk losing existing customers to competitors with better known brands.

In addition, significant new competition could arise as a result of:
•	a competitor building new fiber networks;
•	consolidation in the industry, leading to larger competitors with more expansive networks;
•	the creation of new competitive technology for transport services;
•	further technological advances; and
•	further deregulation and other regulatory initiatives.
If we are unable to compete successfully, our business will be significantly affected.
If We do not Adapt to Swift Changes in the Telecommunications Industry, We could Lose Customers or Market Share.
The telecommunications industry is characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels, and changing customer demands. We may not be able to adequately adapt our services or acquire new services that can compete successfully. Our failure to obtain and integrate new technologies and applications could impact the breadth of our service portfolio resulting in service gaps, a less differentiated service suite and a less compelling offering to customers. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.
In addition, the introduction of new services or technologies, as well as the further development of existing services and technologies, may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated equipment or obsolete technology. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. Failure to do so could have a material adverse effect on our business.
We are Subject to Significant Regulation that could Change or Otherwise Impact us in an Adverse Manner.
Telecommunications services are subject to significant regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In addition, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations, and such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC. The FCC regularly considers changes to its regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations.

Unfavorable General Economic Conditions in the United States could Negatively Impact Our Operating Results and Financial Condition.
Unfavorable general economic conditions negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, the federal stimulus package, and other proposed spending measures may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.
Disruptions in the Financial Markets could Affect Our Ability to Obtain Debt or Equity Financing or to Refinance Our Existing Indebtedness on Reasonable Terms (or at All).
Disturbances in the commercial market for credit have decreased liquidity. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. As a result of the ongoing credit market turmoil, we may not be able to obtain debt or equity financing or lines of credit in the future or be able to refinance our existing indebtedness on reasonable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.
Terrorism and Natural Disasters could Adversely Impact Our Business.
The ongoing threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. Terrorist activity could damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain customers, raise capital, and operate and maintain our network access points. We are particularly vulnerable to acts of terrorism because of our large data center presence in New York. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fires or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, all of which could adversely affect our business.
Changes in Regulations Affecting Commercial Power Providers may Increase Our Costs.
In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network and hotel carriers. Costs of obtaining commercial power can comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could adversely affect the costs of commercial power, which may increase the costs of providing our services and may adversely affect our operating results and financial condition.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Formation of Zayo Group, LLC.*

3.2	Operating Agreement of Zayo Group, LLC.*

4.1	First Supplemental Indenture, dated as of September 13, 2010 between Zayo Fiber Solutions, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.2	Second Supplemental Indenture, dated as of September 20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., the Guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.3
Registrations Rights Agreement, dated as of September 20, 2010, between Zayo Group, LLC, Zayo Capital, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Company Incorporated, as representatives of the several initial purchasers set forth in Schedule I to the Purchase Agreement.*

10.1	Guaranty Supplement to the March 12, 2010 Credit Agreement, dated as of August 16, 2010, by Zayo Fiber Solutions, LLC, in favor of SunTrust Bank, in its capacity as Administrative Agent.*

10.2
Security Agreement Supplement No. 1 to the March 12, 2010 Security Agreement, dated as of August  16, 2010, between Zayo Fiber Solutions, LLC and SunTrust Bank, in its capacity as Collateral Agent for the secured parties.*

10.3
Joinder and Amendment Agreement to the March 12, 2010 Collateral Agency and Inter-creditor Agreement, dated as of September  20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., and the other Grantors referred to therein, SunTrust Bank, as Joint Collateral Agent and Revolving Loan Agent for the lender under the credit agreement, and The Bank of New York Mellon Trust Company, N.A., as the Initial Notes Authorized Representative and the Additional Notes Authorized Representative.*

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to our Registration Statement on Form S-4 filed with the SEC on October 18, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC
Date: November 12, 2010	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer