Form 10-Q
period 2010-12-31
Zayo Group LLC
filed 2011-02-11
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-169979
Zayo Group, LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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

ZAYO GROUP, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31,	June 30,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$19,865	$89,161
Restricted cash, current	551	809
Trade receivables, net of allowance of $1,425 and $1,093 as of December 31, 2010 and June 30, 2010, respectively	17,634	12,721
Due from related parties	—	871
Other receivables	1,164	348
Prepaid expenses	6,392	5,144
Deferred income taxes	1,938	4,060

Total current assets	47,544	113,114

Property and equipment, net of accumulated depreciation of $79,805 and $57,425 as of December 31, 2010 and June 30, 2010, respectively	490,240	301,911
Intangible assets, net of accumulated amortization of $34,735 and $28,222 as of December 31, 2010 and June 30, 2010, respectively	113,853	59,851
Goodwill	83,010	68,751
Deferred income taxes	2,244	7,050
Debt issuance costs, net	12,553	9,560
Investment in US Carrier	15,075	—
Other assets	4,510	4,144

Total assets	$769,029	$564,381

Liabilities and member’s equity
Current liabilities
Accounts payable	$10,910	$12,144
Accrued liabilities	18,951	18,349
Accrued interest	10,594	7,794
Capital lease obligations, current portion	1,165	1,673
Due to related parties	151	—
Deferred revenue, current portion	13,909	8,146
Customer deposits	3,574	755

Total current liabilities	59,254	48,861

Capital lease obligations, net of current portion	10,708	11,033
Long-term debt	354,342	247,080
Deferred revenue, net of current portion	63,380	22,648
Stock-based compensation liability	28,231	21,623
Other long term liabilities	2,684	—

Total liabilities	518,599	351,245

Member’s equity
Member’s interest	252,814	217,129
Accumulated deficit	(2,384)	(3,993)

Total member’s equity	250,430	213,136

Total liabilities and member’s equity	$769,029	$564,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$77,885	$58,227	$146,463	$103,729

Operating costs and expenses
Operating costs, excluding depreciation and amortization	20,721	19,777	40,581	34,203
Selling, general and administrative expenses	25,600	18,920	47,565	35,770
Stock-based compensation	1,874	592	7,027	1,444
Depreciation and amortization	16,443	10,565	28,899	19,627

Total operating costs and expenses	64,638	49,854	124,072	91,044

Operating income	13,247	8,373	22,391	12,685

Other income/(expense)
Interest expense	(9,032)	(3,241)	(15,289)	(6,811)
Other (expense)/income, net	(16)	—	(177)	5

Total other expense, net	(9,048)	(3,241)	(15,466)	(6,806)

Earnings from continuing operations before provision for income taxes	4,199	5,132	6,925	5,879

Provision for income taxes	2,319	2,242	5,316	2,893

Earnings from continuing operations	1,880	2,890	1,609	2,986

Earnings from discontinued operations, net of income taxes	—	1,165	—	2,667

Net earnings	$1,880	$4,055	$1,609	$5,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
(in thousands)

		Retained
		Earnings/
	Member’s	(Accumulated	Total Member’s
	interest	Deficit)	equity
Balance at July 1, 2010	$217,129	$(3,993)	$213,136

Capital contributed (cash)	35,500	—	35,500

Non-cash settlements with Parent, net	(234)	—	(234)

Stock-based compensation	419	—	419

Net earnings	—	1,609	1,609

Balance at December 31, 2010	$252,814	$(2,384)	$250,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2010	2009
Cash flows from operating activities
Net earnings	$1,609	$5,653
Earnings from discontinued operations	—	2,667

Earnings from continuing operations	1,609	2,986
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	28,899	19,627
Bad debt expense	504	431
Amortization of deferred financing costs and discount on debt	1,309	821
Accretion of premium on debt	(137)	—
Stock-based compensation	7,027	1,444
Unrealized loss on interest rate swap	—	226
Deferred income taxes	4,661	2,635
Changes in operating assets and liabilities, net of acquisitions
Receivables	(71)	(5,573)
Prepaid expenses	(308)	79
Other assets	979	(1,161)
Accounts payable and accrued liabilities	(4,494)	(5,024)
Payables to related parties	357	—
Deferred revenue	(3,342)	1,811
Other liabilities	2,062	(1,610)

Net cash provided by continuing operating activities	39,055	16,692

Cash flows from investing activities
Purchases of property and equipment	(59,380)	(21,534)
Broadband stimulus grants received	485	—
Acquisition of American Fiber Systems Holdings Corporation, net of cash acquired	(110,000)	—
Acquisition of AGL Networks, LLC, net of cash acquired	(73,666)	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	(96,571)

Net cash used in investing activities	(242,561)	(118,105)

Cash flows from financing activities
Equity contributions	35,500	37,000
Advance from Communications Infrastructure Investments, LLC	13,026	—
Return of advance from Communications Infrastructure Investments, LLC	(13,026)	—
Proceeds from borrowings, long-term	103,000	42,000
Principal repayments on debt obligations	—	(825)
Changes in restricted cash	788	(5,487)
Principal repayments on capital lease obligations	(1,034)	(1,008)
Deferred financing costs	(4,044)	(2,277)

Net cash provided by financing activities	134,210	69,403

Cash flows from discontinued operations
Operating activities	—	6,935
Investing activities	—	(611)

Net cash provided by discontinued operations	—	6,324

Net decrease in cash and cash equivalents	(69,296)	(25,686)
Cash and cash equivalents, beginning of period	89,161	38,781
(Increase) in cash and cash equivalents of discontinued operations	—	(187)

Cash and cash equivalents, end of period	$19,865	$12,908

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
Supplemental disclosure of non-cash, investing and financing activities:
The Company had approximately $9,142, $7,032, $3,574 and $3,665 of accrued construction liabilities relating to its various development projects as of December 31, 2010, June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The Company has adjusted the total purchases of property and equipment by these amounts to reflect the cash amounts paid in the respective periods. In addition, the Company entered into capital leases of approximately $200 and $129 during the six months ended December 31, 2010 and 2009, respectively. The Company has offset purchases of property and equipment by these amounts.
Refer to Note 3 — Acquisitions, to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions and Note 4 — Spin-off of Onvoy Voice Services Segment, for details of the Company’s discontinued operations.
Refer to Note 11 — Equity, to the Company’s condensed consolidated financial statements for details of the non-cash capital contributions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
Zayo Group, LLC, a Delaware Limited Liability Company, formerly CII Holdco, Inc., and, prior to that, Zayo Bandwidth, Inc., was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:
•	Bandwidth infrastructure services on metro and regional fiber networks.
•	Colocation and interconnection services.
•	Converged and data services.
Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc., (“Holdings”) which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”). Zayo Group Holdings, Inc. has no operations and was formed to pledge its equity interest in Zayo Group, LLC, to the Company’s lenders.
(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010 included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 8, 2010. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.
Unless otherwise noted, dollar amounts and disclosures throughout the Company’s Notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.
b.	Spin-off of Operating Segment
On March 12, 2010, the Company completed a spin-off of one of its operating segments, Onvoy Voice Services (“Onvoy”). The Company distributed all assets and liabilities of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-20, Discontinued Operations, the Company determined that it had discontinued all significant cash flows and continuing involvement with respect to Onvoy’s operations and therefore consider these to be discontinued operations. Therefore, for the three and six months ended December 31, 2009 the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

c.	Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, assessing the need for impairment charges, allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes, estimating the stock-based compensation liability and various other items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
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
e.	Investments
Investments in which the Company does not have significant influence over the investee, or investments that do not have a readily determinable fair value are recorded using the cost method of accounting for investments. Under this method, the investment is recorded in the balance sheet at historical cost. Subsequently, the Company recognizes as income dividends received that are distributed from earnings since the date of initial investment. Dividends received that are distributed from earnings prior to the date of the initial investment are recorded as a reduction of the cost of the investment. Cost method investments are reviewed for impairment if factors indicate that a decrease in value of the investment has occurred.
f.	Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, the amount of receivables in dispute, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company charges late fees on past-due balances however recognition of revenue associated with late fees is deferred until the cash is collected.
g.	Property and Equipment
The Company’s property and equipment includes assets in service and under construction or development.
Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, service installations and development of business support systems including employee related costs, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives from the date placed into service, which are determined based on historical usage with consideration given to technological changes, trends in the industry and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the lower of the carrying value or fair market value less costs to sell and are not depreciated.
Equipment acquired under capital leases is recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Amortization of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

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
The Company capitalizes interest for all assets that require a period of time to get them ready for their intended use.
h.	Goodwill and Purchased Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April and when a triggering event occurs between impairment test dates. The goodwill impairment test is a two-step test. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during three and six month periods ended December 31, 2010 or 2009.
i.	Derivative Financial Instruments
The Company from time-to-time utilizes interest rate swaps to mitigate its exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company has historically entered into interest rate swaps to convert a portion of its floating rate debt to fixed rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans which were fully paid off in March 2010. These swaps expired in September 2010. See Note 9 — Long-term Debt, for further discussion of the Company’s debt obligations and Note 13 — Fair Market Measurements, for a discussion of the fair market value of the interest rate swaps.
j.	Revenue Recognition
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
Most revenue is billed in advance on a fixed rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the contract term.

The Company typically records revenues from leases of dark fiber pursuant to indefeasible rights-of-use (“IRU”) agreements as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. IRU contract terms are reviewed to determine if the terms would require sales-type accounting treatment which would result in revenue recognition upon the execution of the contract. Sales-type accounting treatment is required for dark fiber leases when the agreements provide for the transfer of legal title to the dark fiber to the customer at the end of the agreement’s term and the following criteria have been met:
•	the sale has been consummated;

•	the customer’s initial and continuing investments is adequate to demonstrate a commitment to pay for the property;

•	the Company’s receivable is not subject to future subordination; and

•	the Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.
The Company did not enter into any contracts during the periods presented that would have required sales-type accounting treatment.
k.	Operating Costs and Accrued Liabilities
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
In determining the amount of such operating expenses and related accrued liabilities to reflect in its condensed consolidated financial statements, management considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.
l.	Stock-Based Compensation
The common units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards vest over a period of four years or fully vest subsequent to a liquidation event.
The preferred units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity which requires the cost to be measured at the grant date based on the fair value of the award which is recognized as expense over the requisite service period.
Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
m.	Government Grants
The Company receives grant moneys from the National Telecommunications and Information Administrations (“NTIA”) Broadband Technology Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant moneys received as a deduction from the cost of the asset in arriving at its book value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.

n.	Income Taxes
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
There are various factors that may cause tax assumptions to change in the near term, and the Company may have to record a future valuation allowance against its deferred tax assets. The Company recognizes the benefit of an uncertain tax position taken or expected to be taken on its income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.
The Company records interest related to unrecognized tax benefits and penalties in income tax expense.
o.	Fair Value of Financial Instruments
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
Level 2
Inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company views fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
p.	Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes. The Company’s cash and cash equivalents are held in commercial bank accounts in the United States of America. Account balances generally exceed federally insured limits; however, the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk. The Company’s trade receivables, which are unsecured, are geographically dispersed. During the three and six month periods ended December 31, 2010 the Company had one customer that accounted for 11 percent of the revenue recognized during those periods. During the three and six month periods ended December 31, 2009 the Company had one customer that accounted for 12 percent of the revenue recognized during those periods. As of December 31, 2010 and June 30, 2010 the Company did not have a single customer with a trade receivable balance exceeding 10 percent of the Company’s consolidated net trade receivable balance.
q.	Recently Issued Accounting Standards
From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).
In June 2009, the FASB issued ASU 2009-17, Consolidations (ASC Topic 810), a new accounting standard that changes the consolidation rules as they relate to variable interest entities (“VIE’s”). The new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. The amendments to ASC 810 replaced the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (i) the obligation to absorb losses of the VIE or (ii) the right to receive benefits from the VIE. The amendments also require additional disclosures about a reporting entity’s involvement with VIE’s. The standard became effective for Zayo on July 1, 2010. The adoption of the new accounting standards update did not have an impact on the Company’s consolidated results of operations, financial condition or financial disclosures.
In October 2009, the FASB issued ASU Number 2009-13, Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force. This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements beginning January 1, 2011. Management is evaluating the effect of this ASU, but does not expect its adoption to have a material effect on its consolidated financial statements.
In December 2010, the FASB issued ASU Number 2010-09, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the second quarter of Fiscal 2011. See Note 3 for the required pro forma presentation related to the Company’s acquisitions during the periods presented.
In December 2010, the FASB issued ASU Number 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010—28 on our consolidated financial statements.
(3) ACQUISITIONS
Since the formation of Zayo Group, LLC in May 2007, the Company has consummated twelve business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations and financial position of the acquired entities from their respective acquisition dates.
Acquisition during the six months ended December 31, 2010
American Fiber Systems Holding Corporation (“AFS”)
On October 1, 2010, the Company completed a merger (the “Merger”) with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. The Merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and their ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase.
AFS was a provider of lit and dark Bandwidth Infrastructure services in nine metropolitan markets: Atlanta, Georgia, Boise, Idaho, Cleveland, Ohio, Kansas City, Missouri, Las Vegas, Nevada, Minneapolis, Minnesota, Nashville, Tennessee, Reno, Nevada and Salt Lake City, Utah. At the time of the acquisition, AFS owned and operated approximately 1,251 routes miles and over 172,415 fiber miles of fiber networks and had 644 on-net buildings in its markets.
The following table presents the Company’s preliminary allocation, which is subject to change, of the purchase price to the assets acquired and liabilities assumed, which is based on their estimated fair values on the acquisition date.

AFS
Acquisition date	October 1, 2010
Current assets	$3,799
Property and equipment	56,481
Intangibles — customer relationships	57,082
Goodwill	14,050
Investment in US Carrier	15,075
Other assets	336

Total assets acquired	146,823

Current liabilities	3,404
Deferred revenue	23,905
Deferred tax liability	2,246
Other liabilities	3,127

Total liabilities assumed	32,682

Net assets	114,141

Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $14,050 arising from the Merger consists of the synergies and economies-of-scale expected from the Merger. The goodwill associated with the Merger is deductible for tax purposes. The Company has allocated the goodwill to the business segments that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business segments. On the Merger date, a goodwill balance of $7,496 and $6,554 was allocated to the Zayo Bandwidth and Zayo Fiber Solutions business segments, respectively.
In connection with the Merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $57,082.

In connection with the AFS merger, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $23,905 was assigned to the acquired deferred revenue balance of AFS. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.
AGL Networks, LLC (“AGL Networks”)
On July 1, 2010 the Company acquired all of the equity interest in AGL Networks. AGL Networks is a communication service provider focused on providing dark fiber services to its customers who are primarily located in the Atlanta, Georgia, Phoenix, Arizona, and Charlotte, North Carolina markets. AGL Networks operated a network of approximately 786 route miles and over 190,000 fiber miles. The purchase price of this acquisition, after post-close adjustments, was $73,666. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.
The following table presents the Company’s preliminary allocation, which is subject to change, of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values.

AGL Networks
Acquisition date	July 1, 2010
Current assets	$3,713
Property and equipment	93,171
Intangibles — customer relationships	3,433
Goodwill	209
Other assets	680

Total assets acquired	101,206

Current liabilities	1,029
Deferred revenue	26,511

Total liabilities assumed	27,540

Net assets	73,666

Purchase consideration/Net cash paid	$73,666

The goodwill of $209 arising from the AGL Networks acquisition consists of the synergies and economies-of-scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisitions is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the Zayo Fiber Solutions business segment.
In connection with the AGL Networks acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AGL Networks customer base. The company valued the AGL Networks customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $3,433.
In connection with the AGL Networks acquisition, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $26,511 was assigned to the acquired deferred revenue balance of AGL Networks. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.
During the three months ended December 31, 2010 the Company adjusted its fair market value estimate related to the continuing obligation associated with the acquired deferred revenue resulting in an increase to the acquired deferred revenue of $142 and a corresponding increase to the goodwill associated with the AGL Networks acquisition.

The Company incurred acquisition-related costs of $691 and $850 which have been charged to selling, general and administrative expenses during the three and six month periods ended December 31, 2010, respectively, related to these acquisitions.
Acquisition during the three and six month periods ended December 31, 2009
FiberNet Networks Telecom Group, Inc. (“FiberNet”)
On September 9, 2009 the Company acquired all of the outstanding equity interest in FiberNet. The purchase price of this acquisition, after post-close adjustments, was $96,571. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.
FiberNet was a communications service provider focused on providing complex interconnection services which enabled the exchange of voice, video and data traffic between global networks. FiberNet owned and operated integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and in Los Angeles, Chicago, Miami and San Francisco. FiberNet’s network infrastructure and facilities were designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises.
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, and based on their estimated fair values.

FiberNet
Acquisition date	September 9, 2009
Current assets	$16,824
Property and equipment	50,734
Intangibles	43,900
Deferred income taxes	19,659
Other assets	838

Total assets acquired	131,955

Current liabilities	11,534
Deferred revenue	7,257

Total liabilities assumed	18,791

Net assets	113,164

Excess of net assets over purchase consideration (bargain purchase)	9,081

Purchase consideration	104,083

Less cash acquired	(7,512)

Net cash paid	$96,571

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
In connection with the FiberNet acquisition, the Company acquired $500 in tradenames and $43,400 in customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the FiberNet acquired customer base. The company valued the acquired customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $43,400.
In connection with the Fibernet acquisition, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $7,257 was assigned to the acquired deferred revenue balance of Fibernet. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

Acquisition-related costs of $94 and $698 have been charged to selling, general and administrative expenses during the three and six month periods ended December 31, 2009, respectively.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s September 2009 acquisition of FiberNet, the July 2010 acquisition of AGL Networks and the October 2010 Merger with of AFS as if the acquisitions and merger had been consummated as of July 1, 2009. The pro-forma earnings/(loss) for the three and six month periods ended December 31, 2010 and 2009 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue balances. The pro-forma revenue and earnings/(loss) figures below include a reduction to revenue resulting from purchase accounting adjustments associated with certain acquired deferred revenue balances which did not represent continuing obligations of the Company. The pro-forma results also include interest expense associated with debt used to fund the acquisitions. The pro-forma results for the three and six month periods ended December 31, 2010 includes a non-recurring adjustment to earnings related to historical compensation expense related to the compensation paid to executives and employees that was directly attributable to the Merger. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and merger been consummated as of July 1, 2009.

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$77,885	$73,678	$154,335	$143,625
Earnings/ (loss) from continuing operations	2,266	$3,550	851	$(1,051)
(4) SPIN-OFF OF ONVOY VOICE SERVICES SEGMENT
During the third quarter of fiscal year 2010, management determined that the services provided by one of the Company’s operating segments — Onvoy Voice Services (“Onvoy”), did not fit within the Company’s current business model of providing telecom and internet infrastructure services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.
Consistent with the discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, the Company determined that it has discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three month and six month periods ended December 31, 2009 the results of the Onvoy operations have been aggregated in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
Earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations are comprised of the following:

	Three months ended	Six months ended
	December 31, 2009	December 31, 2009

Revenue	$10,920	$21,077

Earnings before income taxes	2,022	4,523
Income tax expense	(857)	(1,856)

Earnings from discontinued operations, net of income taxes	$1,165	$2,667

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

(5) INVESTMENT
In connection with the AFS Merger, the Company obtained 100% ownership of American Fiber Systems Holding Corporation which owns 100% of American Fiber Systems, Inc. (“AFS, Inc.”). AFS, Inc. in turn has and continues to maintain an ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). US Carrier is a regional provider of certain telecommunication services to and from cities and rural communities throughout Georgia and other states in the Southeast United States. AFS Inc.’s continued ownership in US Carrier is comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. Subsequent to the AFS Merger, the board of managers of US Carrier has recognized AFS Inc.’s economic interest in US Carrier; however, the board of managers has claimed that the Merger at the American Fiber Systems Holdings Corporation level resulted in an unauthorized transfer of AFS Inc.’s ownership interest under the US Carrier operating agreement which would result in a loss of the AFS Inc.’s voting interest. The Company has requested the financial information which would be required to account for the US Carrier investment utilizing the equity method of accounting but has been denied this information by the board of managers of US Carrier. The Company has also requested that US Carrier recognize AFS Inc.’s continued and uninterrupted representation on the board of managers but such requests have been denied. The Company has filed an arbitration proceeding against US Carrier to protect its ownership position in US Carrier, including all of its rights under the US Carrier operating agreement. Although the Company has a significant ownership position in US Carrier, at this time and in light of US Carrier’s wrongful actions, AFS Inc. is unable to exercise significant influence over US Carrier’s operating and financial polices and as such the Company has accounted for this investment utilizing the cost method of accounting.
At the time of the AFS Merger, the Company estimated the fair market value of its interest in US Carrier to be $15,075. In valuing our interest in US Carrier, we utilized both a income and market based approach to estimate the acquisition date fair market value. Since the acquisition, the Company has not received any dividend payments from US Carrier nor has the Company invested additional capital in US Carrier.
(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives (in	December 31,	June 30,
	years)	2010	2010
Land	N/A	$228	$209
Buildings improvements and site improvements	8 to 15	10,054	9,003
Furniture, fixtures and office equipment	3 to 7	1,379	1,219
Computer hardware	2 to 5	4,518	3,292
Software	2 to 3	5,017	4,066
Machinery and equipment	3 to 7	4,799	3,568
Fiber optic equipment	4 to 8	279,961	127,379
Circuit switch equipment	10	7,523	7,225
Packet switch equipment	3 to 5	23,269	21,761
Fiber optic network	8 to 20	176,741	141,171
Construction in progress	N/A	56,556	40,443

Total		570,045	359,336
Less accumulated depreciation		(79,805)	(57,425)

Property and equipment, net		$490,240	$301,911

The Company recognized depreciation expense of $12,866 and $7,185 during the three months ended December 31, 2010 and 2009, respectively. The Company recognized depreciation expense of $22,386 and $13,260 during the six months ended December 31, 2010 and 2009, respectively.
As of December 31, 2010 the Company has received a total of $554 in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures of which $235 and $485 was received during the three and six month periods ended December 31, 2010. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $37,929 in grant money related to grant agreements entered into under the Broadband Technology Opportunities Program as of December 31, 2010. See Note 14 — Commitments and Contingencies Other Commitments.

During the three and six months ended December 31, 2010 the Company capitalized interest in the amount of $1,011 and $1,951, respectively. No interest was capitalized during fiscal year 2009. The Company capitalized $1,390 and $749 of labor during the three months ended December 31, 2010 and 2009, respectively. The Company capitalized $2,634 and $1,434 of labor during the six months ended December 31, 2010 and 2009, respectively.
(7) GOODWILL
The Company’s goodwill balance was $83,010 and $68,751 as of December 31, 2010 and June 30, 2010, respectively, and was allocated as follows to the Company’s business segments:

	As of June 30,			As of December 31,
	2010	Transfers	Additions	2010
Zayo Bandwidth	$66,548	$(4,170)	$7,496	$69,874
Zayo Enterprise Networks	2,203	—	—	2,203
Zayo Fiber Solutions	—	4,170	6,763	10,933

Total	$68,751	$—	$14,259	$83,010

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
(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of December 31, 2010 and June 30, 2010 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2010
Customer relationships	$139,253	$(25,400)	$113,853
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$148,588	$(34,735)	$113,853

June 30, 2010
Customer relationships	$78,738	$(19,182)	$59,556
Non-compete agreements	8,835	(8,623)	212
Tradenames	500	(417)	83

Total	$88,073	$(28,222)	$59,851

The amortization of intangible assets for the three months ended December 31, 2010 and 2009 was $3,577 and $3,380, respectively. The amortization of intangible assets for the six month period ended December 31, 2010 and 2009 was $6,513 and $6,367, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2011 (remaining 6 months)	$7,153
2012	14,306
2013	14,306
2014	11,275
2015	8,521
Thereafter	58,292

Total	$113,853

(9) LONG-TERM DEBT
In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital Inc., (at an issue price of 98.779%) $250 million of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and are due on March 15, 2017. The net proceeds from this debt issuance were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. The Notes are being accreted to their par value over the term of the Notes as additional interest expense. The effective interest rate of the Company’s March Notes is 10.87%. The Company used a portion of the proceeds from the notes to repay its term loans in March of 2010.
In September 2010, the Company completed an offering of an additional $100 million in Notes. These Notes are part of the same series as the $250 million Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,966 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,034. The effective interest rate on the Notes issued in September is 10.41%. The Company used a portion of the proceeds from the Notes to fund the American Fiber Solutions acquisition — See Note 3 — Acquisitions.
The balance of the Notes was $350,161 at December 31, 2010, net of unamortized premiums and discounts of $161.
In October 2010, in connection with the merger with AFS holdings, the former owners of AFS Holdings provided the Company with a promissory note in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair market value on the acquisition date which was determined to be $4,141. Management estimates the imputed interest associated with this note to be $359 which will be recognized over the term of the promissory note. During the three months ended December 31, 2010, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $ 40.
In September 2009 the Company entered into a $30 million term loan to finance the FiberNet acquisition. This loan was paid off in March 2010 with the proceeds from the Notes issued in March.
In March 2010 the Company also entered into a revolving line-of-credit with Sun Trust Bank (“the Revolver”). Concurrent with offering the $100 million Notes in September 2010, the Company amended the terms of its Revolver to increase the borrowing capacity from $75 million to $100 million (adjusted for letter of credit usage). The Company has capitalized $2,148 in debt acquisition costs associated with the new Revolver.
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
The leverage ratio as defined in the credit agreement is determined based on the Company’s total outstanding debt (including capital leases) divided by the previous quarters annualized earnings before interest expense, income taxes, depreciation and amortization. In addition to the interest rate on outstanding borrowings, the Company is required to pay an unused line fee of 0.5% on any undrawn portion of the Revolver.
As of December 31, 2010, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6,020 resulting in $93,980 being available on the Revolver as of December 31, 2010. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of December 31, 2010 the interest rate was 4.5 percent.
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Group Capital, Inc., which is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations. Zayo Group (the parent company) does not have material independent operations or assets other than a cash balance of $6,013 at December 31, 2010.

Debt issuance costs
Debt issuance costs have been capitalized on the accompanying condensed consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless terminated earlier, at which time the unamortized costs are immediately expensed. Debt issuance costs associated with the Notes issued in March 2010 and September 2010 were $7,898 and $4,034, respectively. Debt issuance costs associated with the Revolver were $2,148. The balance of debt issuance costs as of December 31, 2010 and June 30, 2010 was $12,553 (net of accumulated amortization of $1,577) and $9,560 (net of accumulated amortization of $486), respectively. Interest expense associated with the amortization of debt issuance costs was $594 and $470 during the three months ended December 31, 2010 and 2009, respectively. Interest expense associated with the amortization of debt issuance costs was $1,039 and $821 during the six months ended December 31, 2010 and 2009, respectively.
Debt covenants
The Company’s credit agreement associated with the $100 million Revolver contains two financial covenants: (1) a maximum leverage ratio and (2) a minimum fixed charge coverage ratio.
Leverage ratio: The Company must not exceed a consolidated leverage ratio (funded debt to annualized EBITDA), as determined under the credit agreement, of 4.25x the last quarter’s annualized EBITDA.
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
The Company’s credit agreement restricts certain dividend payments to the company’s parent. Under the terms of the agreement, if the Company’s revolver availability is in excess of $32,500 the Company is able to pay an annual dividend to its parent of up to $45,000 which is limited based upon the following leverage ratios:

Leverage Ratio	Maximum Annual Dividend Payment
≥ 3.5x	$—
< 3.5x but ≥ 2.5x	$25,000
<,2.5x but ≥ 1.5x	$35,000
<1.5x	$45,000
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
The Company was in compliance with all covenants associated with its Notes and credit agreement as of December 31, 2010.
Redemption Rights
At any time prior to March 15, 2013, the Company may redeem all or part of the Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the applicable premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, to the date of redemption, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date. The applicable premium is the greater of (i) 1.0% of the principal amount of the redeemed Notes and (ii) the excess of (A) the present value at the date of redemption of (1) the redemption price of the Notes at March 15, 2013, plus (2) all remaining required interest payments due on such Notes through March 15, 2013 (excluding accrued but unpaid interest to the date of redemption), discounted to present value using a discount rate equal to the Treasury Rate plus 50 basis points, over (B) the principal amount of such Notes.

On or after March 15, 2013, the Company may redeem all or part of the Notes, at the redemption prices (expressed as percentages of principal amount (set forth below) plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Redemption Price
2013	105.125%
2014	102.563%
2015 and thereafter	100.000%
In the event of an equity offering, at any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Company’s indenture agreement at a redemption price of 110.25% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that at least (i) 65% of the aggregate principal amount of the Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
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
Any change in fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the condensed consolidated statements of operations for the applicable period. During the three and six month periods ended December 31, 2009 $169 and $226, respectively, were recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.
Upon the expiration of the swaps on September 13, 2010, the Company made a final payment of $566 on its interest rate swap obligation. No payments were made on the interest rate swaps during the three and six month periods ended December 31, 2009. The liability associated with the swaps was $566 as of June 30, 2010.

(10) INCOME TAXES
The Company, a limited liability corporation, is taxed at its parent level, Holdings. The parent is a holding company with no operations and therefore all income tax balances are pushed down to the Company.
The Company’s provision for income taxes is summarized as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Federal income taxes — current	$76	$—	$224	$—
Federal income taxes — deferred	1,878	1,904	4,157	2,439

Provision for federal income taxes	1,954	1,904	4,381	2,439

State income taxes — current	62	169	431	258
State income taxes — deferred	303	169	504	196

Provision for state income taxes	365	338	935	454

Total provision for income taxes	$2,319	$2,242	$5,316	$2,893

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities are depreciation and amortization, net operating loss carryforwards and deferred revenue.
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
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three and six month periods ended December 31, 2010 and 2009 follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected provision at statutory rate of 34%	$1,428	$1,745	$2,354	$1,999
Increase due to:
Non-deductible stock-based compensation	576	201	2,328	491
State income taxes, net of federal benefit	35	112	287	131
Transactions costs not deductible	235	32	289	237
Other, net	45	152	58	35

Provision for income taxes	$2,319	$2,242	$5,316	$2,893

Each interim period, the Company estimates the annual effective tax rate and applies that rate to its reported year-to-date earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of realizing deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.
Management believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods. The Company’s evaluation encompassed (i) a review of its recent history of profitability for the past three years (excluding permanent book versus tax differences) and (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize deferred tax assets.

(11) EQUITY
Zayo Group, LLC was initially formed on May 4, 2007 and is a wholly-owned subsidiary of Holdings, which in turn is wholly- owned by CII. CII was organized on November 6, 2006 and subsequently capitalized on May 7, 2007 with capital contributions from various institutional and founder investors. Cash, property and service proceeds from the capitalization of CII were contributed to the Company and are reflected in the Company’s member’s equity.
During the six months ended December 31, 2010 and 2009, CII contributed $35,500 and $37,000, respectively in capital to the Company through Holdings. CII funded these amounts from equity contributions from its investors. As of December 31, 2010, the equity commitments from CII’s investors have been fulfilled.
CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognized the related expense over the vesting period of the awards.
During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting period for these units ended in September 2010. Stock-based compensation expense recognized in connection with these Class A units issued for the three month periods ended December 31, 2010 and 2009 was $0 and $285, respectively. Stock based compensation expense recognized in connection with these Class A units during the six month periods ended December 31, 2010 and 2009 was $240, and $625, respectively. These Class A Preferred Units which are now fully vested, were in lieu of any significant cash compensation during the period beginning on May 1, 2007 and ending October 31, 2010.
CII issued 465,000 Class A preferred units to three of the Company’s executives in fiscal 2009. The Class A preferred units issued to two of the executives vested during the year ended June 30, 2009 and the remaining units became fully vested in February 2010. Stock-based compensation expense recognized for these grants for the three and six month periods ended December 31, 2009 was $17 and $33, respectively.
In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of four years. Stock-based compensation expense recognized for these grants for the three and six month periods ended December 31, 2010 was $20 and $45, respectively.
In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. The Company estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company will recognize the related expense over the vesting period of three years which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and will recognize the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these class B preferred units during the three months ended December 31, 2010 was $134.
As these awards have been issued by CII to employees and Directors of the Company as compensation, the expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.
Onvoy was spun-off from Zayo Group, LLC on March 12, 2010 to its parent — Holdings (see Note 4 — Spin-Off of Onvoy Voice Services Segment). In connection with the spin-off, the Company entered into a tax sharing agreement with Onvoy and CII — the taxable entity. The agreement allows for the sharing of the CII net operating loss carryforward balance between the Company and Onvoy however, to the extent that either entity utilizes NOL’s which were generated by the other, the entities will settle the related party transfer of deferred tax asset associated with such NOL’s and other deferred tax transfers between the companies via an increase or decrease to the respective entities member’s equity. During the six months ended December 31, 2010, the Company utilized $4,888 of Onvoy’s gross NOLs resulting in a non-cash capital contribution from CII, the taxable entity and parent of the Company, in the amount of $1,955. Offsetting the utilization of Onvoy’s NOL’s was an adjustment to the allocation of $1,524 in deferred tax liabilities of CII from the Company to Onvoy. Additionally, during the period the Company settled net related party receivable in the amount of $665 via a non-cash dividend to Zayo Group Holdings resulting in a decrease to the Company’s member’s interest account.

(12) STOCK COMPENSATION
The Company has been given authorization by CII to issue 125,000,000 of CII’s common units as awards to employees and directors. CII has three classes of common units with different liquidation preferences — Class A, B and C units. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At December 31, 2010, 73,199,713 of common units were issued and outstanding.
As these awards have been issued by CII to employees and directors of the Company, the related compensation expense has been pushed down and recorded by the Company in the accompanying condensed consolidated statements of operations in accordance with ASC 718 — Compensation — Stock Compensation.
The common units are considered to be stock-based compensation with terms which require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.
As of December 31, 2010 and June 30, 2010, the value of the Class A common units was calculated to be $0.58 and $0.49 per unit, respectively. As of December 31, 2010 and June 30, 2010 the value of the Class B common units was determined to be $0.33 and $.28 per unit, respectively. As of December 31, 2010 and June 30, 2010 the value of Class C common units was determined to be $0.03.
The liability associated with the common units was $28,231 and $21,623 as of December 31, 2010 and June 30, 2010, respectively. The stock-based compensation expenses associated with the common units was $1,720 and $273 during the three months ended December 31, 2010 and 2009, respectively. The stock-based compensation expense associated with the common units was $6,608 and $786 during the six months ended December 31, 2010 and 2009, respectively.
The holders of common units are not entitled to exercise their units, receive dividends or distributions, except at the discretion of the Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the CII preferred unit holders receive their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders and 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then proceeds attributable to the Class B gain percentages are distributed in a similar method as the Class A gains.
(13) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable and accounts payable approximated their fair values at December 31, 2010 and June 30, 2010 because of the short maturity of these instruments. Interest rate swaps are recorded in the condensed consolidated balance sheets at fair value. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,160 and $247,080 as of December 31, 2010 and June 30, 2010, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes balance as of December 31, 2010 and June 30, 2010, is estimated to be $381,500 and $252,500, respectively, based on the trading price of the Notes. The Company recorded its promissory note with AFS at its fair market value on the acquisition date which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359 which is being recognized over the term of the promissory note. The fair value of this note is not re-measured each reporting period. The Company records its stock-based compensation liability at its estimated fair value.

Financial instruments measured at fair value on a recurring and non-recurring basis are summarized below:

	Level	December 31, 2010	June 30, 2010
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap liabilities	Level 2	$—	$566
Stock-based compensation liability	Level 3	28,231	21,623

Total liabilities recorded at fair value in the consolidated financial statements		$28,231	$22,189

Liabilities not Recorded at Fair Value in the Financial Statements:
Long-term debt		$354,342	$247,080

The interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair market value of the interest rate swaps resulted in an increase of $169 and $226 to interest expense during the three and six month periods ended December 31, 2009.
The stock-based compensation liability is valued using both an income and market based approach. The income based approach is based on an analysis of discounted cash flows. The market based approach is primarily based on an analysis of prices paid by investors and acquirers of interests of comparable companies in the public and private markets. After estimating the stock-based compensation liability from the valuation techniques above, we discount the liability in order to account for the lack of marketability of the units.
Changes in the estimated fair value of common units resulted in an increase of $1,720 and $273 in the stock-based compensation liability during the three months ended December 31, 2010 and 2009, respectively. Changes in the estimated fair value of common units resulted in an increase of $6,608 and $786 in the stock-based compensation liability during the six months ended December 31, 2010 and 2009, respectively.
(14) COMMITMENTS AND CONTINGENCIES
Purchase Commitments
At December 31, 2010, the Company was contractually committed for $27,592 of capital expenditures for construction materials and purchases of property and equipment all of which are expected to be acquired in the next twelve months. These purchase commitments are primarily success-based, that is, the Company has executed customer contracts which support the future capital expenditures.
Outstanding letters of credit
As of December 31, 2010, the Company had $6,020 in outstanding letters of credit primarily to collateralize surety bonds securing the Company’s performance under various contracts.
Other Commitments
In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of December 31, 2010, the Company has been reimbursed for $96 of expenses and $521 of capital expenditures related to the Indiana Stimulus Project. As of December 31, 2010 the Company has incurred $652 in capital expenditures associated with the Indiana Stimulus Project. The Company anticipates this project will be completed within the next three years.
In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (“the Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of December 31, 2010 the Company has incurred $33 in capital expenditures associated with the Anoka Stimulus Project. The Company anticipates this project will be completed within the next two years.

Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
(15) RELATED PARTY TRANSACTIONS
As of December 31, 2010, the Company had a due to related parties balance of $151. This balance primarily relates to services provided by Onvoy to the Company which were not settled on the balance sheet date. See Note 4 — Spin-Off of Onvoy Voice Services Segment, for a discussion of the types of services Onvoy and the Company continue to provide each other subsequent to the spin-off date.
Subsequent to the spin-off, the revenue and expenses associated with transactions with Onvoy are recorded in the results from continuing operations. The Company recognized revenue from Onvoy in the amount of $1,172 and $2,366 during the three and six month periods ended December 31, 2010. The Company incurred $620 and $1,189 in expenses related to transactions with Onvoy during the three and six month periods ended December 31, 2010.
On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director, purchased $500 of the Company’s Notes in connection with the Company’s $100 million notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest.
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
The Company operates its business as four business segments which are defined by the product sets they offer and customers they target. Zayo Bandwidth (“ZB”) offers lit bandwidth infrastructure services to the Company’s 200 largest users, Zayo Enterprise Networks (“ZEN”) provides lit bandwidth infrastructure to regional and enterprise customers and converged and data communications services and zColo provides colocation services and inter-connection transport services.
In connection with the AGL Networks acquisition (See Note 3 — Acquisitions), Zayo established a fourth business segment, Zayo Fiber Solutions (“ZFS”). Zayo Fiber Solutions is dedicated to marketing and supporting dark fiber related services to a broad set of customers. Upon the acquisition of AGL Networks on July 1, 2010 all of the Company’s dark fiber assets and the related revenues and expenses associated with dark fiber customers were transferred to the ZFS business segment. As a result of the formations of the ZFS business segment, the composition of the Company’s business segments has changed effective July 1, 2010. The Company has not restated the corresponding items of the segment information included within this quarterly report for earlier periods as management has determined it is impractical to do so.
Revenues for all of the Company’s products are included in one of these four business segments. The results of operations for each business segment include an allocation of certain corporate overhead costs. The allocation is based on a percentage determined by management that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each business segment are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets and debt issuance costs.

The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended December 31, 2010
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$52,833	$8,088	$7,386	$11,136	$—	$79,443
Intersegment revenue	(722)	(228)	(608)	—	—	(1,558)

Revenue from external customers	52,111	7,860	6,778	11,136	—	77,885

Gross profit (revenue less operating costs excluding depreciation and amortization)	38,781	4,179	3,888	10,970	(654)	57,164
Depreciation and amortization	10,397	928	1,326	3,792	—	16,443
Operating income/(loss)	10,359	(157)	1,094	2,992	(1,041)	13,247
Interest expense	259	—	56	2	8,715	9,032
Other expense/(income), net	19	—	—	(2)	(1)	16
Total assets	450,796	25,338	56,269	212,307	24,319	769,029
Capital expenditures, net of stimulus grant reimbursements	32,415	1,251	562	3,266	—	37,494

	As of and for the six months ended December 31, 2010
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$100,038	$16,254	$14,580	$18,633	$—	$149,505
Intersegment revenue	(1,422)	(450)	(1,170)	—	—	(3,042)

Revenue from external customers	98,616	15,804	13,410	18,633	—	146,463

Gross profit (revenue less operating costs excluding depreciation and amortization)	72,840	8,492	7,496	18,335	(1,281)	105,882
Depreciation and amortization	18,598	1,937	2,674	5,690	—	28,899
Operating income/(loss)	19,172	(138)	2,090	4,955	(3,688)	22,391
Interest expense	521	—	115	5	14,648	15,289
Other expense/(income), net	18	—	—	(4)	163	177
Capital expenditures, net of stimulus grant reimbursements	50,356	2,810	990	4,739	—	58,895

	As of and for the three months ended December 31, 2009
					Corporate/
	ZB	ZEN	Zcolo	ZFS	eliminations	Total
Revenue	$44,956	$8,803	$7,018	$—	$—	$60,777
Intersegment revenue	(1,866)	(170)	(514)	—	—	(2,550)

Revenue from external customers	43,090	8,633	6,504	—	—	58,227

Gross profit (revenue less operating costs excluding depreciation and amortization)	31,285	4,628	3,658	—	(1,121)	38,450
Depreciation and amortization	8,439	762	1,364	—	—	10,565
Operating income/(loss)	7,820	803	1,061	—	(1,311)	8,373
Interest expense	288	—	—	—	2,953	3,241
Other expense/(income), net	—	—	—	—	—	—
Capital expenditures	9,389	424	23	—	—	9,836

	As of and for the six months ended December 31, 2009
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$83,268	$15,832	$8,815	$—	$—	$107,915
Intersegment revenue	(3,129)	(336)	(721)	—	—	(4,186)

Revenue from external customers	80,139	15,496	8,094	—	—	103,729

Gross profit (revenue less operating costs excluding depreciation and amortization)	59,832	7,795	4,566	—	(2,667)	69,526
Depreciation and amortization	16,046	1,762	1,819	—	—	19,627
Operating income/(loss)	14,552	96	1,099	—	(3,062)	12,685
Interest expense	562	—	—	—	6,249	6,811
Other expense/(income), net	—	—	—	—	(5)	(5)
Capital expenditures	20,938	569	27	—	—	21,534
During the three months ended December 31, 2010, Management approved a restructuring of the Company’s operating segments. The Company intends to restructure its operating segments to more closely align with its product offerings. This will result in the Zayo Enterprise Networks (“ZEN”) segment transferring its bandwidth infrastructure and ethernet and IP products to the Zayo Bandwidth segment and its colocation products the zColo segment. The existing ZEN segment will contain only the legacy managed services/competitive local exchange carrier (“CLEC”) products. These organizational and segment changes will be implemented during the quarter ended March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Certain Factors That May Affect future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q, in other SEC filings by Zayo Group, LLC (“”we” or “us”), in press releases and in presentations by us or our management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect the our business and future financial results are detailed in our Securities and Exchange Act (“SEC”) filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” within this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our fiber networks span over 23,000 route miles, serve 153 geographic markets in the United States, and connect to over 4,000 buildings, including approximately 1,681 cellular towers, allowing us to provide our Bandwidth Infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar Bandwidth Infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within carrier hotels in the important gateway markets of New York and New Jersey. We currently manage approximately 4,367 interconnections, enabling our customers to directly connect their discrete networks with each other.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc, a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2010 as “Fiscal 2010” and the year ended June 30, 2011 as “Fiscal 2011)

Our Business segments
We are organized into four autonomous business segments: Zayo Bandwidth, zColo, Zayo Enterprise Networks and Zayo Fiber Solutions. Each business segment is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.
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
zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Los Angeles, California and Nashville, Tennessee. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of December 31, 2010 and June 30, 2010 the zColo segment managed 50,091 and 41,091 square feet of billable colocation space.
Zayo Enterprise Networks. Through our Zayo Enterprise Networks unit, we provide Bandwidth Infrastructure, enterprise IP, and other managed data and telecommunications services to customers who require fiber-based bandwidth solutions such as healthcare, financial, education, technology, and media and content companies, as well as schools, hospitals, municipalities and other governmental or semi-governmental entities. We operate exclusively in areas where we have fiber networks and primarily focus our sales efforts on customers who have at least 100 Mbps of bandwidth needs and, consequently, produce sufficient monthly recurring revenue potential to justify the capital investment required to connect their buildings to our fiber networks. The operations of our Zayo Enterprise Networks unit cover over 50% of our existing network footprint. We plan to continue to expand our market reach by adding new buildings to our fiber networks when we have entered into a contract that justifies the capital expenditure.
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

In connection with the AGL Networks acquisition, we established a fourth business segment on July 1, 2010 — Zayo Fiber Solutions. The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by Zayo Enterprise Networks and Zayo Bandwidth. After the acquisition, we transferred those existing dark-fiber customer contracts to our Zayo Fiber Solutions unit, and intend to leverage a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Merger with American Fiber Systems Holding Corporation (“AFS”)
On October 1, 2010, we completed a merger (the “Merger”) with AFS, the parent company of AFS, Inc. The Merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The merger was effected through a merger between AFS and a special purpose vehicle created for the merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier, held by AFS, Inc., for which we estimated the fair value to be $15.1 million. AFS is a provider of Bandwidth Infrastructure services in nine metropolitan markets: Atlanta, Georgia, Boise, Idaho, Cleveland, Ohio, Kansas City, Missouri, Las Vegas, Nevada, Minneapolis, Minnesota, Nashville, Tennessee, Reno, Nevada and Salt Lake City, Utah. American Fiber Systems owns and operates over 1,200 route miles (about 1,000 of which are incremental to our existing footprint) and over 160,000 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.
Acquisition of Dolphini Assets
On September 20, 2010, our zColo business segment acquired certain colocation assets in Nashville, Tennessee of Dolphini Corporation for a cash purchase price of $0.2 million.
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
In addition, there are three additional stimulus applications, pending review or finalization, in which we may participate as a sub-recipient or supporting role.
Restructuring of Operating Segments
We currently operate our business as four operating segments which are defined by the product sets they offer and customers they target. Zayo Bandwidth (“ZB”) offers lit bandwidth infrastructure services to our 200 largest users, Zayo Enterprise Networks (“ZEN”) provides lit bandwidth infrastructure to regional and enterprise customers and converged and data communications services, zColo provides colocation services and intra building transport services and Zayo Fiber Solutions (“ZFS”) is dedicated to marketing and supporting dark fiber related services to a broad set of customers. During the quarter ended March 31, 2011 we intend to restructure our operating segments to more closely align with product categories. This will result in our ZEN segment transferring its bandwidth infrastructure products and ethernet and IP products to the ZB segment and its colocation products to zColo. The existing ZEN segment will contain only the legacy managed services/competitive local exchange carrier (“CLEC”) products.

Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for Bandwidth Infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $565.1 million (after deducting our acquisition cost for Onvoy Voice Services, a business segment operated by our subsidiary Onvoy, Inc. (“Onvoy”), which we spun-off during Fiscal 2010).
On September 9, 2009, we completed our acquisition of all of the outstanding shares of common stock of FiberNet Telecom Group, Inc. (“FiberNet”). We accounted for the FiberNet acquisition using the purchase method of accounting, with the assets acquired and liabilities recorded at estimated fair values. In conformity with applicable accounting standards effective for Fiscal 2010 that replaced the prior standards, third-party costs related to the acquisition were expensed rather than capitalized and a gain on bargain purchase was recognized in earnings in June 2010.
We formed our zColo business segment from a portion of the legacy FiberNet business, and thus that business segment is only included in our Fiscal 2010 operating results for the period September 10, 2009 through December 31, 2009. The remaining portion of the legacy FiberNet business was added to our existing Zayo Bandwidth business segment.
As discussed in the Recent Developments section, above, on July 1, 2010 we completed our acquisition of all of the equity interest in AGL Networks and thus the results of the legacy AGL Networks business are included in the operating results for the three and six month periods ended December 31, 2010. Additionally, on October 1, 2010 we completed a merger with AFS, and thus the results of the legacy AFS business are included in the operating results for the three months ended December 31, 2010.
Onvoy Spin-Off
We previously had another business segment, Onvoy Voice Services, which was engaged in the wholesale voice services segment of the telecommunications industry and was operated by one of our subsidiaries, Onvoy. After our acquisition of Onvoy, we transferred the non-Onvoy Voice Services assets and businesses within Onvoy to our Zayo Bandwidth and Zayo Enterprise Networks business segments. During Fiscal 2010, we determined that the services provided by Onvoy Voice Services did not fit within our business model of providing telecom and Internet infrastructure services. On March 12, 2010, we distributed all of the shares of common stock of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of FASB ASC 280-20, Discontinued Operations, we determined that we had discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three and six month period ended December 31, 2009, the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.
Substantial Capital Expenditures
During the six months ended December 31, 2010 and 2009, we invested $58.9 million (net of stimulus grant reimbursements) and $21.5 million, respectively, in capital expenditures related to property and equipment to expand our fiber network, principally in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.

Substantial Indebtedness
We had total indebtedness (excluding capital leases) of $354.3 million and $247.1 million as of December 31, 2010 and June 30, 2010, respectively, reflecting principally our borrowings to fund our acquisitions and for other working capital purposes. The nominal interest rate on our $350 million Senior Secured Notes (“Notes”) as of December 31, 2010 and June 30, 2010 was 10.25 percent.
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
We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for disputes and valuation allowance for deferred tax assets. We have identified the policies below which require the most significant judgments and estimates to be made in the preparation of our condensed consolidated financial statements, as critical to our business operations and an understanding of our results of operations.
Revenue and receivables
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
Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (“IRUs”) are accounted for in the same manner as the accounting treatment around the sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years). However, ASC 360-20 Property Plant and Equipment: Real Estate Sales, allows for full profit recognition on IRU contracts when the following conditions have been met: 1) a sale has been consummated, 2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the underlying property, 3) the sellers receivable is not subject to future subordination; and 4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. During the three and six month periods ended December 31, 2010 and 2009 the company did not enter into any IRU contracts with customers that were accounted for using full profit revenue recognition.
Revenue is recognized at the amount expected to be realized, which includes billing and service adjustments. During each reporting period, we make estimates for potential future sales credits to be issued in respect of current revenue, related to service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity when evaluating our credit reserve requirements. We reserve for known service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. The determination of the customer dispute credit reserve involves significant estimations and assumptions.
We defer recognition of revenue until cash is collected on certain components of revenue, such as contract termination charges.
We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis.

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
Stock-Based Compensation
We account for our stock-based compensation in accordance with the provisions of ASC 718 — Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement. The common units granted to employees are considered to be stock-based compensation with terms which require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date until the date of settlement. Each reporting period the value of the vested portion of our liability awards are adjusted to their fair value. The preferred units granted to certain employees and directors are considered to be stock-based compensation with terms which require the awards to be classified as equity. As such, we account for these awards as equity which requires us to determine the fair market value of the award on the grant date and amortize the expense over the vesting period of the award.
We use a third party to assist in the valuation of our common units each reporting period and preferred units when granted. In developing a value for these units we use a two step valuation approach. In the first step we develop a valuation based upon the assumption that an investment in us represents an investment in the assets of a going concern. The second step involves allocating this value across our capital structure. The valuation is conducted in consideration of the guidance provided in the American Institute of Certified Public Accountant (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice (“USPAP”) set forth by the Appraisal Foundation.
In estimating our fair value we evaluated a variety of market and income based valuation approaches. Based on the nature of our business we believe the following valuation approaches are most relevant to us:
Market Approaches
We utilize the Guideline Public Companies valuation methodology when estimating our value via a market approach. We believe the most relevant Guideline Public Companies ratios for our business are the Total Enterprise Value (“TEV”) to estimated 2010 revenues, estimated 2011 revenues and estimated 2010 EBITDA. In our overall valuation we have assigned a weighting of 5%, 5% and 35% to the TEV to estimated 2010 and 2011 revenues and estimated 2010 EBITDA, respectively in order to estimate our fair value.
Income Approach
We also utilize a discounted cash flow approach which involves developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. In estimating our fair value, we utilized the following discounted cash flow valuation techniques: Total Enterprise Value to Terminal Revenue and Total Enterprise to terminal EBITDA. Both of these income approaches were weighted at 27.5 percent in estimating our fair value. There are several inputs which are required to develop an estimate of the enterprise value when utilizing these income approaches including forecasted earnings, discount rate and the terminal multiple. We have developed a forecast of our revenues and EBITDA for the four year period ended December 31, 2014. Our forecasted revenues and EBITDA are based on our composition as of the balance sheet date not adjusted for potential acquisitions. The next step in the income approach is to estimate a discount rate which most appropriately reflects our cost of capital. In our analysis we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build —up method. This method derives the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate, are significantly smaller than the Guideline Public Companies and have a history of substantial volatility in earnings and cash flows. Based on our projections and discount rate we estimate the present value of our future cash flows. In order to estimate the enterprise value we add to the estimated discounted cash flows an estimated terminal value. The terminal value is estimated utilizing the “Observed Market Multiple” method. This method requires us to observe prevailing valuations associated with the Guideline Public Companies and the acquisitions of guideline Companies. This terminal value is converted to a present value through the use of an appropriate present value factor.

The resulting enterprise valuation is then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the CII preferred unit holders receive their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders and 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then proceeds attributable to the Class B gain percentages are distributed in a similar method as the Class A gains.
The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units. In quantifying the magnitude of the discount we rely upon a method known as the protective put method which estimates a discount to be applied by calculating the cost of purchasing a put when the underlying asset value and strike price are equal.
As of December 31, 2010, we estimate the value of the Class A, B and C common units to be $0.58, $0.33 and $0.03, respectively.
Property and Equipment
We record property and equipment acquired in connections with a business combination at their estimated fair values — See Critical Account Policies and Estimates: Acquisitions — Purchase Price Allocation, on the acquisition date. Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers that is directly related to the construction and installation of network infrastructure assets. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.
Estimated useful lives of our property and equipment are as follows:

Land	N/A
Buildings improvements and site improvements	8 to 15
Furniture, fixtures and office equipment	3 to 7
Computer hardware	2 to 5
Software	2 to 3
Machinery and equipment	3 to 7
Fiber optic equipment	4 to 8
Circuit switch equipment	10
Packet switch equipment	3 to 5
Fiber optic network	8 to 20
Construction in progress	N/A
We perform periodic internal reviews to estimate useful lives of our property, plant and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, plant, and equipment requires a significant amount of judgment. Our internal reviews take into account input from our network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet our financial objectives.

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in operating income.
From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. To the extent that relocation requires only the movement of existing network infrastructure to another location, the related costs are included in our results of operations.
Interest costs are capitalized for all assets that require a period of time to get them ready for their intended use. This policy is based on the premise that the historical cost of acquiring an asset should include all costs necessarily incurred to bring it to the condition and location necessary for its intended use, in principle, the cost incurred in financing expenditures for an asset during a required construction or development period is itself a part of the asset’s historical acquisition cost. The amount of interest costs capitalized for qualifying assets is determined based on the portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. The amount of interest capitalized in an accounting period is calculated by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used to determine the value of interest capitalized in an accounting period is based on our weighted average effective interest rate for outstanding debt obligations during the respective accounting period.
We periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets. We consider various factors to determine if an impairment test is necessary. The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy and capital planning. Since our inception, no event has occurred nor has the business environment changed which would trigger an impairment test for our property and equipment assets.
Deferred Tax Accounting
Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; and b) expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.
We record a valuation allowance to reduce our deferred tax assets to the amount which is expected to be recognized. The level of deferred tax asset recognition is influenced by management’s assessment of our future profitability with regard to relevant business plan forecasts. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future profitability.
In connection with several of our acquisition, we have acquired significant net operating loss (“NOL”) carryforwards. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders, exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited (see “Risk Factors—Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code”).
Upon acquiring a company that has NOL’s, management prepares an assessment to determine if we have a legal right to utilize the acquired NOL balance. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOL’s acquired are written off in purchase accounting.
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurred.

As of December 31, 2010, we have a cumulative NOL carryforward balance of $142.9 million of which we expect to utilize all but $1.0 million. During the three months ended December 31, 2010 we added an additional $40.9 million to our NOL carryforward balance as a result of NOLs acquired from the AFS Merger. These NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2029. We utilized NOLs to offset income tax obligations in each of the years ended June 30, 2010 and 2009. As a result of Internal Revenue Service regulations we are currently limited to utilizing a maximum of $12.5 million NOL’s during Fiscal 2011; however to the extent that we do not utilize $12.5 million NOL’s during the current year the difference between the $12.5 maximum usage and the actual NOL’s usage is carried over to the next calendar year. During the year ended June 30, 2010 we offset our taxable income with $10.3 million in NOL’s — the maximum allowed by IRS regulations for that period. The deferred tax assets recognized at December 31, 2010 have been based on future profitability assumptions over a five-year horizon.
As a result of the annual limitations placed on us and the expiration dates of our NOL’s, management has estimated that $1 million of the NOL balance will expire unused and as such we have recorded a valuation allowance of $0.4 million against the gross deferred tax asset as of December 31, 2010.
The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOL’s are available would result in full utilization of our current unreserved NOL carryforwards.
Goodwill and Purchased Intangibles
We perform an assessment of goodwill for impairment annually in April each year or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 16 — Segment Reporting, to our condensed consolidated financial statements
In performing the annual goodwill impairment test, if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.
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
In developing the projected free cash flows, management utilizes expected growth rates implied by the financial projections which have been developed by senior management. The cash flow forecasts are based upon upside, midpoint and downside scenarios. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we estimate a long-term growth rate which management believes appropriately reflect the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.

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
In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification and market capitalization. We selected the Enterprise Value to Revenue and EBITDA ratios as the most appropriate market based valuation technique for us. With the assistance of a third-party vendor, we estimated the 2010 revenue trading multiples based on Guideline Public Companies. Utilizing third-party market studies, we used estimated a control premium as part of the market based calculations which is in-line with historical control premiums offered for comparable transaction in the communications industry, the availability of financing, and number of potential buyers.
In estimating the fair market value of each of our reportable segments, we averaged the valuations from each of the approaches above. The resulting valuations are significantly higher than the current carrying value of these segments. Although we estimate the fair value of our segments utilizing the average of various valuation techniques, none of the valuation techniques on a stand-alone basis indicated an impairment of any of our segments during the current year.
Acquisitions — Purchase Price Allocation
We apply the purchase method of accounting to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred and equity instruments issued. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed.
For most acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, tradenames, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed.
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

Background for Review of Our Results of Operations
Operating Costs
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
Recurring transport costs are the largest component of our operating costs and primarily include monthly service charges from telecommunication carriers related to the circuits utilized by us to interconnect our customers. While increases in demand will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Non-recurring transport costs primarily include the cost of the initial installation of such circuits.
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
Stock-Based Compensation
We compensate certain members of our management and directors through grants of common units of CII, which vest over varying periods of time, depending on the terms of employment of each such member of management or directors. In addition, certain of our senior executives and directors have been granted preferred units of CII.
For the common units granted to members of management and directors, we recognize an expense equal to the fair value of all of those common units granted during the period, and record a liability in respect of that amount. Subsequently, we recognize changes in the fair value of those common units through increases or decreases in stock-based compensation expense and related adjustments to the related stock-based compensation liability.
When the preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to those executive officers and directors are not taken into consideration as we amortize that expense.

Results of Operations

	Three months ended December 31,				Six months ended December 31,
Statement of Operations Data	2010		2009		2010		2009
	(in thousands)
Revenue:
Zayo Bandwidth	$52,111	67%	$43,090	74%	$98,616	67%	$80,139	77%
Zayo Fiber Solutions	11,136	14	—	—	18,633	13	—
Zayo Enterprise Networks	7,860	10	8,633	15	15,804	11	15,496	15
zColo	6,778	9	6,504	11	13,410	9	8,094	8

Total Revenue	77,885	100%	58,227	100%	146,463	100%	103,729	100%

Costs and expenses
Operating costs, excluding depreciation and amortization	20,721	27	19,777	34	40,581	28	34,203	33
Selling, general and administrative expenses	25,600	33	18,920	32	47,565	32	35,770	34
Stock based compensation	1,874	2	592	1	7,027	5	1,444	1
Depreciation and amortization	16,443	21	10,565	18	28,899	20	19,627	19

Total operating costs and expenses	64,638	83	49,854	86	124,072	85	91,044	88

Operating income	13,247	17	8,373	14	22,391	15	12,685	12

Interest expense	(9,032)	12	(3,241)	6	(15,289)	10	(6,811)	7
Other income/(expense)	(16)	—	—		(177)	—	5	—

Earnings from continuing operations before income taxes	4,199	5	5,132	9	6,925	5	5,879	6

Provision for income taxes	2,319	3	2,242	4	5,316	4	2,893	3

Earnings from continuing operations	$1,880	2%	$2,890	5%	$1,609	1%	$2,986	3%

EBITDA (add backs)
Interest expense	9,032		3,241		15,289		6,811
Income taxes	2,319		2,242		5,316		2,893
Depreciation and amortization	16,443		10,565		28,899		19,627

EBITDA	$29,674	38	$18,938	33	$51,113	35	$32,317	31

Adjusted EBITDA (add backs)
Stock-based compensation	1,874		592		7,027		1,444
Transaction costs	691		94		850		698

Adjusted EBITDA	$32,239	41%	$19,624	34%	$58,990	40%	$34,459	33%

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009
Revenue
Our total revenue for the three months ended December 31, 2010 increased by $19.7 million, or 34%, from $58.2 million to $77.9 million during the three months ended December 31, 2009 and 2010, respectively. The increase is principally a result of the AGL Networks acquisition and AFS Merger which occurred on the first day of the first and second quarter of Fiscal 2011, respectively. Also contributing to the increase is an increase in revenue resulting from organic growth. As a result of internal sales efforts since December 31, 2009 we have entered into $343 million of gross new sales contracts which will represent an additional $6.3 million in monthly recurring revenue once installation on those contracts is accepted. Since December 31, 2009, we have received acceptance on gross installations which resulted in additional monthly recurring revenue of $5.4 million as of December 31, 2010 as compared to December 31, 2009. This increase in revenue related to our organic growth is offset by total customer churn of $3.4 million in monthly recurring revenue since December 31, 2009.

The stratification of our revenue during the three months ended December 31, 2010 and 2009 was consistent with a majority of the revenue recognized during the periods presented resulting from usage and monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Three months ended
	December 31,
	2010		2009
	(in thousands)
Usage and Monthly Recurring Revenue (“MRR”)	$75,173	97%	$57,229	98%
Monthly Amortized Revenue (“MAR”)	2,385	3	852	2
Other Revenue	327	—	146	—

Total	$77,885	100%	$58,227	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth business segment increased by $9.0 million, or 21%, from $43.1 million to $52.1 million during the three months ended December 31, 2009 and 2010, respectively. This increase is primarily a result of additional revenue associated with the AFS Merger during Fiscal 2011 and organic growth related to our sales efforts and expansion of our network. Partially offsetting this increase is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions all of its dark fiber assets and customers as of July 1, 2010.
Zayo Enterprise Networks. Our revenues from our Zayo Enterprise Networks business segment decreased by $0.8 million, or 9%, from $8.6 to $7.9 million during the three months ended December 31, 2009 and 2010, respectively. The decrease is a result of the transfer of certain dark fiber customer accounts from our Zayo Enterprise Networks business segment to the Zayo Fiber Solutions business segment effective July 1, 2010.
zColo. Our revenues from our zColo business segment remained consistent during the three months ended December 31, 2010 compared to the three months ended December 31, 2009. During these periods zColo’s utilized colocation cabinet equivalents remained consistent at 1,314 cabinet equivalents being utilized by zColo customers as of December 31, 2010 compared to 1,330 as of December 31, 2009. As of December 31, 2010 zColo was utilizing 60% of their total colocation cabinet equivalents compared to a utilization of 83% as of December 31, 2009. The decrease in utilization is a result of an additional 773 colocation cabinets acquired in September of 2010 as a result of the Dolphini asset acquisition. A majority of the cabinets acquired from Dolphini were not being utilized on the acquisition date and as of December 31, 2010 we were utilizing 44% of the acquired cabinets.
Zayo Fiber Solutions. The Zayo Fiber Solutions business segment was established on July 1, 2010. The revenue recognized by Zayo Fiber Solutions during the three months ended December 31, 2010 includes dark fiber revenue acquired via our AGL Networks acquisition and our merger with AFS. The revenue also includes dark fiber revenue from customer that were transferred from the Zayo Bandwidth and Zayo Enterprise Networks business segments upon the formation of the Zayo Fiber Solutions business segment on July 1, 2010. We have not restated the corresponding items of the segment information included within this quarterly report related to the restructuring of our business segments as management has determined it is impractical to do so.
Operating Costs and Expenses
Operating Costs, Excluding Depreciation and Amortization. Our operating costs, excluding depreciation and amortization, increased by $0.9 million, or 5%, from $19.8 million to $20.7 million during the three months ended December 31, 2009 and 2010, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and merger with AFS during Fiscal 2010 and our organic network expansion efforts. The slight increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 34 percent. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior periods revenue base and churned revenue. The ratio also benefited from synergies realized related to our previous acquisitions.

SG&A Expense. The table below sets forth the components of our SG&A expenses during the three months ended December 31, 2010 and 2009, respectively.

	Three months ended
	December 31,
	2010	2009
	(In thousands)
Compensation and benefits expenses	$11,353	$9,378
Network operating expenses	7,468	5,253
Other SG&A expenses	6,088	4,195
Transaction costs	691	94

Total SG&A expenses	$25,600	$18,920

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $2.0 million, or 21%, from $9.4 million to $11.4 million during the three months ended December 31, 2009 and 2010, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and merger with AFS in Fiscal 2011. At December 31, 2010 we had 443 employees compared to 342 at December 31, 2009.
Network Operations Expenses. Network operations expenses increased by $2.2 million, or 42%, from $5.3 million to $7.5 million during the three months ended December 31, 2009 and 2010, respectively. The increase in such expenses principally reflected the growth of our network assets and the related expenses of operating that expanded network following our acquisitions of AGL Networks and AFS during Fiscal 2011. The ratio of network operating expenses as compared to revenues was consistent during the three months ended December 31, 2010 and 2009 at 10% and 9%, respectively.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense and maintenance expense on colocation facilities, increased by $1.9 million, or 45%, from $4.2 million to $6.1 million during the three months ended December 31, 2009 and 2010, respectively. The increase is principally from our acquisition of AGL Networks and merger with AFS in Fiscal 2011 and our organic network expansion efforts.
Transaction Costs. Transaction costs, which principally include expenses incurred in connection with potential and closed acquisitions, increased by $0.6 million from $0.1 million to $0.7 million during the three months ended December 31, 2009 and 2010, respectively. The increase is a result of transaction costs incurred related to our merger with AFS during the three months ended December 31, 2010.
Stock-Based Compensation Expenses. Stock-based compensation expenses increased by $1.3 million, or 217%, from $0.6 million to $1.9 million during the three months ended December 31, 2009 and 2010, respectively. The increase is primarily a result of an additional 13.8 million common units vested subsequent to December 31, 2009 and an increase in the fair market value of the Class A, B and C common units from $0.16, $0 and $0 per unit, respectively as of December 31, 2009 to $0.58, $0.33 and $0.03 per unit, respectively as of December 31, 2010.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.9 million, or 56%, from $10.6 million to $16.4 million during the three months ended December 31, 2009 and 2010, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and merger with AFS in Fiscal 2011, and the resulting depreciation and amortization of such capitalized amounts.
Interest Expense. Interest expense increased by $5.8 million, or 179%, from $3.2 million to $9.0 million during the three months ended December 31, 2009 and 2010, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. As of December 31, 2010 we had Notes with a principal amount of $350.0 million which accrues interest at 10.25% as compared to outstanding debt of $177.8 million as of December 31, 2009 which accrued interest at a lower rate ranging from 5.9% to 6.4%. Partially offsetting the increase to interest expense was $1.0 million of interest which was capitalized during the three months ended December 31, 2010 related to our construction projects.

Provision for Income Taxes
Income tax expense increased during the period by $0.1 million, or 3%, from $2.2 million to $2.3 million during the three month periods ended December 31, 2010 and 2009, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs which we may use each year for federal and other purposes. See “— Factors Affecting Our Results of Operations — Net Operating Losses.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the three months ended
	December 31,
	2010	2009
	(in thousands)
Expected provision at statutory rate of 34%	$1,428	$1,745
Increase due to:
Non-deductible stock-based compensation	576	201
State income taxes, net of federal benefit	35	112
Transactions costs not deductible	235	32
Other, net	45	152

Provision for income taxes	$2,319	$2,242

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009
Revenue
Our total revenue for the six months ended December 31, 2010 increased by $42.7 million, or 41%, from $103.7 million to $146.5 million during the six months ended December 31, 2009 and 2010, respectively. The increase is principally a result of the AGL Networks acquisition and AFS Merger which occurred on the first day of the first and second quarter of Fiscal 2011, respectively and as a result of organic growth.
The stratification of our revenue during the six months ended December 31, 2010 and 2009 was consistent with a majority of the revenue recognized during the periods presented resulting from usage and monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Six months ended
	December 31,
	2010		2009
	(in thousands)
Usage and Monthly Recurring Revenue (“MRR”)	$141,296	96%	$101,602	98%
Monthly Amortized Revenue (“MAR”)	4,145	3	1,524	2
Other Revenue	1,022	1	603	—

Total	$146,463	100%	$103,729	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth business segment increased by $18.5 million, or 23%, from $80.1 million to $98.6 million during the six month periods ended December 31, 2009 and 2010, respectively. This increase is primarily a result of additional revenue associated with the AFS Merger during Fiscal 2011 and the acquisition of Fibernet in September of 2009. Also contributing to the increase in revenue at Zayo Bandwidth during the period is organic growth related to our sales efforts and expansion of our network. Partially offsetting these increases is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions all of its dark fiber assets and customers as of July 1, 2010.
Zayo Enterprise Networks. Our revenues from our Zayo Enterprise Networks business segment increased by $0.3 million, or 2%, from $15.5 million to $15.8 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase is primarily a result of organic growth which is offset by the transfer of certain dark fiber customer accounts from our Zayo Enterprise Networks business segment to the Zayo Fiber Solutions business segment effective July 1, 2010.
zColo. Our revenues from our zColo business segment increased $5.3 million, or 66%, from $8.1 million to $13.4 million during the six month periods ended December 31, 2009 and 2010, respectively. A majority of the net assets and related revenues associated with the Fibernet acquisition were allocated to the zColo business segment which was established on the acquisition date of Fibernet — September 9, 2009. The increase in revenues of the zColo business segment is primarily a result of a full six months of revenues of the acquired Fibernet business included in the six month period ended December 31, 2010 as compared to approximately three months in the six month period ended December 31, 2009 as the acquisition was consummated in September of 2009.

Zayo Fiber Solutions. The Zayo Fiber Solutions business segment was established on July 1, 2010. The revenue recognized by Zayo Fiber Solutions during the six months ended December 31, 2010 includes dark fiber revenue acquired via our AGL Networks acquisition and our merger with AFS. The revenue also includes dark fiber revenue from customer that were transferred from the Zayo Bandwidth and Zayo Enterprise Networks business segments upon the formation of the Zayo Fiber Solutions business segment on July 1, 2010. We have not restated the corresponding items of the segment information included within this quarterly report related to the restructuring of our business segments as management has determined it is impractical to do so.
Operating Costs and Expenses
Operating Costs, Excluding Depreciation and Amortization. Our operating costs, excluding depreciation and amortization, increased by $6.4 million, or 19%, from $34.2 million to $40.6 million during the six months ended December 31, 2009 and 2010, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and the AFS Merger during Fiscal 2010, our acquisition of Fibernet in September 2009 and our organic network expansion efforts. The increase in operating costs, excluding depreciation and amortization, of 19% occurred during the same period in which our revenues increased by 41%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior periods revenue base and churned revenue. The ratio also benefited from synergies realized related to our previous acquisitions.
SG&A Expense. The table below sets forth the components of our SG&A expenses during the three months ended December 31, 2010 and 2009, respectively.

	Six months ended
	December 31,
	2010	2009
	(In thousands)
Compensation and benefits expenses	$21,781	$17,587
Network operating expenses	13,560	9,952
Other SG&A expenses	11,374	7,533
Transaction costs	850	698

Total SG&A expenses	$47,565	$35,770

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $4.4 million, or 25%, from $17.4 million to $21.8 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and the AFS Merger in Fiscal 2011 and our acquisition of Fibernet in September of Fiscal 2010. At December 31, 2010 we had 443 employees compared to 342 at December 31, 2009.
Network Operations Expenses. Network operations expenses increased by $3.6 million, or 36%, from $10.0 million to $13.6 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase in such expenses principally reflected the growth of our network assets and the related expenses of operating that expanded network following our acquisition of AGL Networks and the AFS Merger during Fiscal 2011. The ratio of network operating expenses as compared to revenues was consistent during the three months ended December 31, 2010 and 2009 at 9% and 10%, respectively.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense and maintenance expense on colocation facilities, increased by $3.8 million, or 51%, from $7.5 million to $11.4 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase is a result of our acquisition of AGL Networks and the AFS Merger in Fiscal 2011 and Fibernet in September Fiscal 2010 and our organic network expansion efforts.
Transaction Costs. Transaction costs, which principally include expenses incurred in connection with potential and closed acquisitions, increased by $0.2 million, or 22%, from $0.7 million to $0.9 million during the six month periods ended December 31, 2009 and 2010, respectively. The transaction cost incurred the first two quarters of Fiscal 2010 primarily relate to the acquisition of Fibernet and the transaction costs incurred during the same period of Fiscal 2011 primarily relate to the acquisition of AGL Networks and the AFS Merger.

Stock-Based Compensation Expenses. Stock-based compensation expenses increased by $5.6 million, or 387%, from $1.4 million to $7.0 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase is primarily a result of an additional 13.8 million common units vested subsequent to December 31, 2009 and an increase in the fair market value of the Class A, B and C common units from $0.16, $0 and $0 per unit, respectively as of December 31, 2009 to $0.58, $0.33 and $0.03 per unit, respectively as of December 31, 2010.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $9.3 million, or 47%, from $19.6 million to $28.9 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and the AFS Merger in Fiscal 2011 and Fibernet acquisition in September Fiscal 2010, and the resulting depreciation and amortization of such capitalized amounts.
Interest Expense. Interest expense increased by $8.5 million, or 124%, from $6.8 million to $15.3 million during the six month periods ended December 31, 2009 and 2010, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. As of December 31, 2010 we had outstanding Notes with a principal amount of $350.0 million which accrues interest at 10.25% as compared to outstanding debt of $177.8 million as of December 31, 2009 which accrued interest at a lower rate ranging from 5.9% to 6.4%. Offsetting the increase to interest expense was $1.9 million of interest which was capitalized during the six month period ended December 31, 2010 related to our construction projects.
Provision for Income Taxes
Income tax expense increased during the period by $2.4 million, or 84%, from $2.9 to $5.3 million during the six month periods ended December 31, 2010 and 2009, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs which we may use each year for federal and other purposes. See “— Factors Affecting Our Results of Operations — Net Operating Losses.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the six months ended
	December 31,
	2010	2009
	(in thousands)
Expected provision at statutory rate of 34%	$2,354	$1,999
Increase due to:
Non-deductible stock-based compensation	2,328	491
State income taxes, net of federal benefit	287	131
Transactions costs not deductible	289	237
Other, net	58	35

Provision for income taxes	$5,316	$2,893

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
Management also monitors EBITDA as we have debt covenants that restrict our borrowing capacity which are based on a leverage ratio which utilizes EBITDA. We must not exceed a consolidated leverage ratio (funded debt to annualized EBITDA), as determined under the credit agreement, of 4.25x the last quarter’s annualized EBITDA.

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
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from net earnings from continuing operations to Adjusted EBITDA is as follows:

	Three months ended December 31, 2010
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$10.1	$(0.2)	$1.0	$3.0	$(12.0)	$1.9
Interest expense	0.3	—	—	—	8.7	9.0
Income tax expense	—	—	—	—	2.3	2.3
Depreciation and amortization expense	10.3	1.0	1.3	3.8	—	16.4

EBITDA	20.7	0.8	2.3	6.8	(1.0)	29.6
Transaction costs	0.6	—	—	0.1	—	0.7
Stock-based compensation	0.6	0.1	0.1	0.1	1.0	1.9

Adjusted EBITDA	$21.9	$0.9	$2.4	$7.0	$—	$32.2

	Three months ended December 31, 2009
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$7.5	$0.8	$1.0	$—	$(6.4)	$2.9
Interest expense	0.3	—	—	—	2.9	3.2
Income tax expense	—	—	—	—	2.2	2.2
Depreciation and amortization expense	8.4	0.8	1.4	—	—	10.6

EBITDA	16.2	1.6	2.4	—	(1.3)	18.9
Transaction costs	0.1	—	—	—	—	0.1
Stock-based compensation	(0.2)	—	—	—	0.8	0.6

Adjusted EBITDA	$16.1	$1.6	$2.4	$—	$(0.5)	$19.6

	Six months ended December 31, 2010
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$18.6	$(0.1)	$2.0	$4.9	$(23.8)	$1.6
Interest expense	0.6	—	0.1	—	14.6	15.3
Income tax expense	—	—	—	—	5.3	5.3
Depreciation and amortization expense	18.6	1.9	2.7	5.7	—	28.9

EBITDA	37.8	1.8	4.8	10.6	(3.9)	51.1
Transaction costs	0.6	—	—	0.2	0.1	0.9
Stock-based compensation	2.5	0.3	—	0.5	3.7	7.0

Adjusted EBITDA	$40.9	$2.1	$4.8	$11.3	$(0.1)	$59.0

	Six months ended December 31, 2009
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$14.0	$0.1	$1.1	$—	$(12.2)	$3.0
Interest expense	0.6	—	—	—	6.2	6.8
Income tax expense	—	—	—	—	2.9	2.9
Depreciation and amortization expense	16.0	1.8	1.8	—	—	19.6

EBITDA	30.6	1.9	2.9	—	(3.1)	32.3
Transaction costs	0.7	—	—	—	—	0.7
Stock-based compensation	—	0.1	—	—	1.3	1.4

Adjusted EBITDA	$31.3	$2.0	$2.9	$—	$(1.8)	$34.4

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
We have debt covenants under both the indenture governing our Notes and our credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The credit facility covenants prohibit us from increasing our total indebtedness above 4.25 of our previous quarter’s annualized EBITDA. Under the indenture governing our Notes any increase in secured indebtedness would be subject to a pro-forma senior secured leverage test not to exceed 3.5 times our previous quarter’s annualized EBITDA and the incurrence of total indebtedness is restricted not to exceed 4.25 times our previous quarter’s annualized EBITDA.
As of December 31, 2010, we had $19.9 million in cash and cash equivalents and $0.6 million in restricted cash. Cash and cash equivalents consist of amounts held in bank accounts and highly liquid U.S. treasury money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. Working capital at December 31, 2010 was a deficit of $11.7 million. Although we have a working capital deficit as of December 31, 2010, a majority of the deficit is a result of a current deferred revenue balance of $13.9 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2010 current deferred revenue balance. Additionally, as of December 31, 2010 we had $94.0 million available on its line-of-credit which can be used to satisfy any short term obligations.
Our net capital expenditures increased by $37.9 million, or 176%, during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 from $21.5 million to $59.4 million. Our capital expenditures primarily relate to success based contracts. The increase is a result of meeting the needs of our increased customer base resulting from our Fiscal 2011 acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next two fiscal years we expect the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our credit agreement, and available cash on hand. These capital expenditures will, however, primarily be success-based, that is, in most situations, we will not invest the capital until we have an executed customer contract, which supports the investment. As a result, the amount we invest in such capital expenditures will be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.
As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our revolving credit facility), equity contributions, and available cash on hand.
Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate no assurance can be given that this will be the case.

We regularly review acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.
The following table sets forth components of our cash flow for the six months ended December 31, 2010 and 2009.

	Six months ended
	December 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$39,055	$16,692
Net cash used in investing activities	(242,561)	(118,105)
Net cash provided by financing activities	134,210	69,403
Net Cash Flows from Operating Activities
Our largest source of operating cash flows is payments from customers which are generally received between 20 to 30 days following the end of the billing month. Our primary uses of cash from operating activities are for network and personnel related expenditures. We had net cash flow from operating activities of $39.1 million and $16.7 million during the six-month periods ended December 31, 2010 and 2009, respectively. The increase in cash flow from operating activities is a direct result of our increased revenues associated with our acquisitions during the period and organic growth.
Contributing to the period-over-period increase in cash flows from operating activities was an increase of $17.0 million to certain non-cash expenses during the current periods. Such non-cash expenses include depreciation and amortization, stock-based compensation expense, the deferred tax provision and others. Also contributing the increase to the net cash provided by operating activities was a net decrease in operating assets and liabilities, net of acquisitions of $6.7 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. Partially offsetting this increase was a slight decrease in net earnings from continuing operations during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 of $0.7 million.
Cash Flows Used for Investing Activities
We used cash in investing activities of $242.6 million and $118.1 million during the six months ended December 31, 2010 and 2009, respectively. During the six months ended December 31, 2010, our principal uses of cash in investing activities was our $73.7 million purchase of AGL Networks, our $110.0 merger with AFS and $58.9 million in additions to network related equipment, net of stimulus grant reimbursements. During the six months ended December 31, 2009, our principal uses of cash in investing activities was our $96.6 million purchase of FiberNet and $21.5 million in additions to network related equipment.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $134.2 million and $69.4 million during the six months ended December 31, 2010 and 2009, respectively. Our cash flows from financing activities during the six months ended December 31, 2010 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering and $35.5 million in equity contributions from CII. These cash inflows were offset by $4.0 million in deferred financing costs and $1.0 million in principal payments on capital leases during the period. Our cash flows from financing activities during the six month period ended December 31, 2009 primarily consist of $42 million in cash proceeds from borrowings on term loans and our revolving line-of-credit and $37 million in equity contributions from CII. These cash inflows were offset by $2.3 million in deferred financing costs, $1.8 in debt and capital lease principal payments and $5.5 million in transfers of cash to restricted cash accounts.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
We have reviewed all new accounting pronouncements and have concluded that none of the recently issued pronouncements will have a material impact on our consolidated results of operations, financial condition or financial disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure in the financial markets consists of changes in interest rates from time to time.
As of December 31, 2010, we had outstanding approximately $350.2 million of fixed-rate debt, approximately $11.9 million of capital lease obligations, and $94.0 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes as of December 31, 2010 to be $381.5 million compared to the carrying value of $350.2 million.
As of June 30, 2010, we had outstanding approximately $247.1 million of fixed-rate debt, approximately $12.7 million of capital lease obligations, and $69.1 million available for borrowing under a $75.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes as of June 30, 2010 to be $252.5 million compared to the carrying value of $247.1 million.
We are exposed to the risk of changes in interest rates if it is necessary to acquire additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We do not have any material foreign currency or commodity price risk.

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
We have a Limited Operating History as a Consolidated Entity.
We were formed in 2007 and have primarily built our operations through the consolidation of 16 acquisitions and asset purchases, the first of which closed in July 2007 and the most recent of which, American Fiber Solutions, closed on October 1, 2010.
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
Future Acquisitions are a Component of Our Strategic Plan, and will Include Integration and Other Risks That could Harm Our Business.
We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. We paid $114.1 million for the largest acquisition we have integrated to date. We may engage in significantly larger acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase disconnects and reduce new sales.
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
As of December 31, 2010, (i) our total debt and capital leases were $366.5 million and (ii) we had $94.0 million available for borrowing under our credit agreement, subject to certain conditions. Subject to the limitations set forth in the indenture and our credit agreement, we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt could intensify.
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
Our Adjusted EBITDA and capital expenditures were $59.0 million and $58.9 million (net of stimulus grant reimbursements), respectively during the six month periods ended December 31, 2010. Our internal projections indicate that, even if we do not consummate any acquisitions, our interest expense plus capital expenditures will exceed our cash flow from operations in our fiscal year ending June 30, 2011 (“Fiscal 2011”). In the several quarters thereafter, we do not expect our existing business to generate cash flow from operations that exceeds interest expense and capital expenditures by a significant ratio. Our credit agreement allows for this cash flow deficit by permitting a consolidated fixed charge ratio below 1:1 during Fiscal 2011. Under our credit agreement, fixed charges exclude, in all periods, capital expenditures on fiber-to-the-tower builds, which has historically been a material portion of our capital expenditures.

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
Our near-term expectation is to continue to invest success-based capital in incremental property, plant and equipment at an amount equal to or probably greater than the amount of capital available from operations after debt service requirements. We also intend to continue to opportunistically pursue acquisitions, some of which may be quite large. In addition to our cash flow from operations, we plan to rely on proceeds from our note offerings, cash on hand, and availability under our credit agreement. We cannot assure you, however, that we will have access to sufficient cash to successfully operate or grow our business.
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
If Our Contracts With Our Customers are Not Renewed or are Terminated, Our Business could be Substantially Harmed.
Our customer contracts have terms of one to twenty years. Our customers may elect to not renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.
We have numerous customer orders for connections, including contracts with multiple national wireless carriers to build out more additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.
Our Revenue is Relatively Concentrated Among a Small Number of Customers and the Loss of any of These Customers could Significantly Harm Our Business, Financial Condition and Results of Operations.
Our largest single customer accounted for approximately 11% of our monthly recurring revenue for the three months ended December 31, 2010, and total revenues from our top ten customers (without giving effect to our acquisition of AGL Networks) accounted for approximately 43% of our monthly recurring revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.

Our ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.
We have substantial NOLs for U.S. federal income tax purposes, and under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments and/or causing NOLs to expire prior to their use, which could affect the ultimate realization of that asset.
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
We are Highly Dependent on Our Management Team and Other Key Employees.
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, or Matthew Erickson is bound by an employment agreement with us. A portion of Daniel Caruso’s professional time is spent on his service as Executive Chairman of Envysion, Inc., of which he is a significant investor. John Scarano terminated his employment with the Company effective December 1, 2010. The loss of one or more further members of our management team or other key employees is likely to have a material adverse effect on our business. See “Executive Officers and Directors” and “Principal Equity Holders.” In addition, our management team’s equity interests are at CII, our ultimate parent. Accordingly, if CII’s other subsidiaries acquire assets, our management could have, indirectly, a significant portion of their equity in another enterprise and could devote substantial attention to it.

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
Disruptions in the financial markets could impact our ability obtain debt or equity financing or lines of credit in the future or be able to refinance our existing indebtedness on reasonable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.
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

ITEM 6. EXHIBITS —

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.1
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-k filed with the SEC on January 13, 2011).

10.2
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC dated January 5, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-k filed with the SEC on January 13, 2011).

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

ZAYO GROUP, LLC
Date: February 11, 2011	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 11, 2011	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer