Form 10-Q
period 2011-03-31
Zayo Group LLC
filed 2011-05-13
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-169979
Zayo Group, LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of	26-2012549 (I.R.S. Employer Identification No.)
incorporation or organization)
400 Centennial Parkway, Suite 200,
Louisville, CO 80027
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

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31,	June 30,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$13,137	$89,161
Restricted cash, current	—	809
Trade receivables, net of allowance of $1,481 and $1,093 as of March 31, 2011 and June 30, 2010, respectively	18,122	12,721
Due from Onvoy, Inc. — related-party	21	871
Other receivables	30	348
Prepaid expenses	6,621	5,144
Deferred income taxes	2,198	4,060

Total current assets	40,129	113,114

Property and equipment, net of accumulated depreciation of $93,017 and $57,425 as of March 31, 2011 and June 30, 2010, respectively	506,775	301,911
Intangible assets, net of accumulated amortization of $38,290 and $28,222 as of March 31, 2011 and June 30, 2010, respectively	110,298	59,851
Goodwill	82,962	68,751
Deferred income taxes	5,581	7,050
Debt issuance costs, net	12,022	9,560
Investment in US Carrier	15,075	—
Other assets	5,022	4,144

Total assets	$777,864	$564,381

Liabilities and member’s equity
Current liabilities
Accounts payable	$8,504	$12,144
Accrued liabilities	24,438	18,349
Accrued interest	1,661	7,794
Capital lease obligations, current portion	1,039	1,673
Due to CII — related-party	4,590	—
Deferred revenue, current portion	16,336	8,146
Customer deposits	3,217	755

Total current liabilities	59,785	48,861

Capital lease obligations, net of current portion	10,468	11,033
Long-term debt	354,378	247,080
Deferred revenue, net of current portion	62,462	22,648
Stock-based compensation liability	49,891	21,623
Other long term liabilities	2,703	—

Total liabilities	539,687	351,245

Member’s equity
Member’s interest	257,223	217,129
Accumulated deficit	(19,046)	(3,993)

Total member’s equity	238,177	213,136

Total liabilities and member’s equity	$777,864	$564,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$79,653	$58,912	$226,116	$162,641

Operating costs and expenses
Operating costs, excluding depreciation and amortization	21,020	19,536	61,602	53,739
Selling, general and administrative expenses	24,937	18,726	72,501	54,496
Stock-based compensation	21,850	11,831	28,877	13,275
Depreciation and amortization	16,774	10,630	45,673	30,257

Total operating costs and expenses	84,581	60,723	208,653	151,767

Operating (loss)/income	(4,928)	(1,811)	17,463	10,874

Other income/(expense)
Interest expense	(9,005)	(4,449)	(24,294)	(11,260)
Other income/(expense), net	69	1,001	(108)	1,006
Loss on extinguishment of debt	—	(5,881)	—	(5,881)

Total other expense, net	(8,936)	(9,329)	(24,402)	(16,135)

Loss from continuing operations before provision for income taxes	(13,864)	(11,140)	(6,939)	(5,261)

Provision for income taxes	(2,797)	(210)	(8,114)	(3,103)

Loss from continuing operations	(16,661)	(11,350)	(15,053)	(8,364)

Earnings from discontinued operations, net of income taxes	—	565	—	3,231

Net Loss	$(16,661)	$(10,785)	$(15,053)	$(5,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
(in thousands)

	Member’s	Accumulated	Total Member’s
	interest	Deficit	equity
Balance at July 1, 2010	$217,129	$(3,993)	$213,136

Capital contributed (cash)	35,500	—	35,500

Non-cash settlements with Parent, net	3,985	—	3,985

Accretion of preferred stock-based compensation	609	—	609

Net loss	—	(15,053)	(15,053)

Balance at March 31, 2011	$257,223	$(19,046)	$238,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(15,053)	$(5,133)
Earnings from discontinued operations	—	3,231

Loss from continuing operations	(15,053)	(8,364)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,673	30,257
Loss on extinguishment of debt	—	5,881
Provision for bad debt expense	875	2,611
Amortization of deferred financing costs and discount on debt	2,054	1,206
Accretion of premium on debt	(252)	—
Stock-based compensation	28,877	13,275
Unrealized (gain)/loss on interest rate swap	(566)	817
Deferred income taxes	5,484	2,792
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	244	(2,102)
Prepaid expenses	(537)	(546)
Other assets	1,020	(709)
Accounts payable and accrued liabilities	(10,377)	(5,168)
Payables to related parties	471	7,006
Deferred revenue	(2,286)	1,505
Other liabilities	1,724	(1,347)

Net cash provided by continuing operating activities	57,351	47,114

Cash flows from investing activities
Purchases of property and equipment	(88,880)	(38,138)
Broadband stimulus grants received	801	—
Acquisition of American Fiber Systems Holdings Corporation, net of cash acquired	(110,000)	—
Acquisition of AGL Networks, LLC, net of cash acquired	(73,666)	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	(96,571)

Net cash used in investing activities	(271,745)	(134,709)

Cash flows from financing activities
Equity contributions	35,500	37,000
Advance from Communications Infrastructure Investments, LLC	17,616	—
Return of advances from Communications Infrastructure Investments, LLC	(13,026)	—
Proceeds from long-term debt	103,000	246,948
Principal repayments on long-term debt	—	(136,325)
Changes in restricted cash	785	(6,014)
Principal repayments on capital lease obligations	(1,399)	(1,541)
Deferred financing costs	(4,106)	(10,983)

Net cash provided by financing activities	138,370	129,085

Cash flows from discontinued operations
Operating activities	—	2,083
Investing activities	—	(781)

Net cash provided by discontinued operations	—	1,302

Net (decrease)/increase in cash and cash equivalents	(76,024)	42,792
Cash and cash equivalents, beginning of period	89,161	38,781
Increase in cash and cash equivalents of discontinued operations	—	(62)

Cash and cash equivalents, end of period	$13,137	$81,511

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
Supplemental disclosure of non-cash, investing and financing activities:

	Nine months ended
	March 31,
	2011	2010

Cash paid for interest	31,855	11,245
Cash paid for income taxes	2,519	644
Non-cash purchases of equipment through capital leasing	200	324
Increase in accrued expenses for purchases of property and equipment	3,115	1,017
Refer to Note 3 — Acquisitions, to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions and Note 4 — Spin-off of Onvoy Voice Services Segment, for details of the Company’s discontinued operations.
Refer to Note 11 — Equity, to the Company’s condensed consolidated financial statements for details of the non-cash capital settlements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
Zayo Group, LLC, a Delaware Limited Liability Company, formerly CII Holdco, Inc., and, prior to that, Zayo Bandwidth, Inc., was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:
•	Dark and lit bandwidth infrastructure services on metro and regional fiber networks.
•	Colocation and interconnection services.
•	Converged and data services.
Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc., (“Holdings”) which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”). Zayo Group Holdings, Inc. has no operations and was formed to pledge its equity interest in Zayo Group, LLC, to the Company’s lenders.
(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2010 included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 8, 2010. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the operating results for the full year.
Unless otherwise noted, dollar amounts and disclosures throughout the Company’s Notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.
b.	Spin-off of Business segment
On March 12, 2010, the Company completed a spin-off of one of its operating segments, Onvoy Voice Services (“Onvoy”). The Company distributed all assets and liabilities of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-20, Discontinued Operations, management determined that it had discontinued all significant cash flows and continuing involvement with respect to Onvoy’s operations and therefore consider these to be discontinued operations. For the three and nine month periods ended March 31, 2010, the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

c.	Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes, estimating the stock-based compensation liability, and various other items. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
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
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, the amount of receivables in dispute, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company charges late fees on past-due balances, but recognition of revenue associated with late fees is deferred until the cash is collected.
g.	Property and Equipment
The Company’s property and equipment includes assets in service and under construction or development.
Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, service installations, and development of business support systems, including employee-related costs, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives from the date placed into service, which are determined based on historical usage with consideration given to technological changes, trends in the industry, and other economic factors that could impact the network architecture and asset utilization. Assets held for sale are stated at the lower of the carrying value or fair market value less costs to sell and are not depreciated.
Equipment acquired under capital leases is recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of its assets may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the long-lived assets and the amount of the impairment. No impairment charges were recorded for property and equipment during three and nine month periods ended March 31, 2011 or 2010.
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
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the three and nine month periods ended March 31, 2011 or 2010.
i.	Derivative Financial Instruments
The Company from time-to-time utilizes interest rate swaps to mitigate its exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans, which were fully paid-off in March 2010. These swaps expired in September 2010. See Note 9 — Long-term Debt, for further discussion of the Company’s debt obligations and Note 13 — Fair Market Measurements, for a discussion of the fair market value of the interest rate swaps.
j.	Revenue Recognition
The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to governmental authority are reported on a net basis and are excluded from revenue.
Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the contract term.

The Company typically records revenues from leases of dark fiber including, indefeasible rights-of-use (“IRU”) agreements, as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. IRU contract terms are reviewed to determine if the terms would require sales-type accounting treatment, which would result in revenue recognition upon the execution of the contract. Sales-type accounting treatment is required for dark fiber leases when the agreements provide for the transfer of legal title to the dark fiber to the customer at the end of the agreement’s term and the following criteria have been met:
•	the sale has been consummated;
•	the customer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property;
•	the Company’s receivable is not subject to future subordination; and
•	the Company has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.
The Company did not enter into any contracts during the periods presented that would have required sales-type accounting treatment.
k.	Operating Costs and Accrued Liabilities
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
The common units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards vest over a period of three or four years and may fully vest subsequent to a liquidation event.
The preferred units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity, which requires the cost to be measured at the grant date based on the fair value of the award and which is recognized as expense over the requisite service period.
Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
m.	Government Grants
The Company receives grant moneys from the National Telecommunications and Information Administrations (“NTIA”) Broadband Technology Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant moneys received for reimbursement of capital expenditures as a deduction from the cost of the asset in arriving at its book value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.

n.	Income Taxes
The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The interim provision for income taxes is computed based on management’s estimate of the Company’s annual effective tax rate.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes. The Company’s cash and cash equivalents are held in commercial bank accounts in the United States of America. Account balances generally exceed federally insured limits; however, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.
The Company’s trade receivables, which are unsecured, are geographically dispersed. During the three and nine month periods ended March 31, 2011, the Company had one customer that accounted for 11 and 13 percent of the revenue recognized during those periods, respectively. During the three and nine month periods ended March 31, 2010, the Company had one customer that accounted for 13 and 12 percent of the revenue recognized during those periods, respectively. As of March 31, 2011 and June 30, 2010, the Company did not have a single customer with a trade receivable balance exceeding 10 percent of the Company’s consolidated net trade receivable balance.
q.	Recently Issued Accounting Standards
From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).
In December 2010, the FASB issued ASU Number 2010-09, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the second quarter of Fiscal 2011. See Note 3 — Acquisitions, for the required pro forma presentation related to the Company’s acquisitions during the periods presented.
(3) ACQUISITIONS
Since the formation of Zayo Group, LLC in May 2007, the Company has consummated 12 business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations and financial position of the acquired entities from their respective acquisition dates.
Acquisition during the nine months ended March 31, 2011
American Fiber Systems Holding Corporation (“AFS”)
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

AFS is a provider of lit and dark bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada and Salt Lake City, Utah. AFS owns and operated approximately 1,251 routes miles and over 172,415 fiber miles of fiber networks.
The following table presents the Company’s preliminary allocation, which is subject to change, of the purchase price to the assets acquired and liabilities assumed, which is based on their estimated fair values on the acquisition date.

AFS
Acquisition date	October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles — customer relationships	57,082
Goodwill	14,041
Investment in US Carrier	15,075
Other assets	336

Total assets acquired	146,823

Current liabilities	3,404
Deferred revenue	23,905
Deferred tax liability	2,246
Other liabilities	3,127

Total liabilities assumed	32,682

Net assets	114,141

Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $14,041 arising from the Merger consists of the synergies and economies-of-scale expected from the Merger. The goodwill associated with the Merger is not deductible for tax purposes. The Company has allocated the goodwill to the business segments that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business segments. Goodwill of $7,483 and $6,558 was allocated to the Zayo Bandwidth and Zayo Fiber Solutions business segments, respectively.
In connection with the Merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The Company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $57,082.
In connection with the AFS merger, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $23,905 was assigned to the acquired deferred revenue balance of AFS. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.
During the nine months ended March 31, 2011 the Company recorded purchase accounting adjustments to various assets and liabilities acquired in the AFS Merger resulting in a net decrease to the acquired goodwill balance of $9.
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

AGL Networks
Acquisition date	July 1, 2010
Current assets	$3,714
Property and equipment	93,136
Intangibles — customer relationships	3,433
Goodwill	170
Other assets	680

Total assets acquired	101,133

Current liabilities	956
Deferred revenue	26,511

Total liabilities assumed	27,467

Net assets	73,666

Purchase consideration/Net cash paid	$73,666

The goodwill of $170 arising from the AGL Networks acquisition consists of the synergies and economies-of-scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisitions is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the Zayo Fiber Solutions business segment.
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
During the nine months ended March 31, 2011, the Company had various purchase accounting adjustments related to various assets and liabilities acquired in the AGL acquisition resulting in a net increase to the acquired goodwill balance of $103.
The Company incurred acquisition-related costs of $23 and $873 which have been charged to selling, general and administrative expenses during the three and nine month periods ended March 31, 2011, respectively, related to acquisitions.
Acquisition during the nine months ended March 31, 2010
FiberNet Networks Telecom Group, Inc. (“FiberNet”)
On September 9, 2009, the Company acquired all of the outstanding equity interest in FiberNet. The purchase price of this acquisition, after post-close adjustments, was $96,571. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.
FiberNet was a communications service provider focused on providing complex interconnection services which enabled the exchange of voice, video, and data traffic between global networks. FiberNet owned and operated integrated colocation facilities and diverse transport routes principally in New York and New Jersey. FiberNet’s network infrastructure and facilities were designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers, and enterprises.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, and is based on their estimated fair values.

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
In connection with the FiberNet acquisition, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $7,257 was assigned to the acquired deferred revenue balance of FiberNet. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.
Acquisition-related costs of $200 and $898 have been charged to selling, general and administrative expenses during the three and nine month periods ended March 31, 2010, respectively.

Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s September 2009 acquisition of FiberNet, the July 2010 acquisition of AGL Networks, and the October 2010 Merger with AFS as if the acquisitions and Merger had been consummated as of July 1, 2009. The pro-forma loss for the three and nine month periods ended March 31, 2011 and 2010 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue balances. The pro-forma revenue and loss figures below include a reduction to revenue resulting from purchase accounting adjustments associated with certain acquired deferred revenue balances that did not represent continuing obligations of the Company. The pro-forma results also include interest expense associated with debt used to fund the acquisitions. The pro-forma results for the nine month period ended March 31, 2011 includes a non-recurring adjustment to earnings related to historical compensation expense related to the compensation paid to executives and employees that was directly attributable to the Merger. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and Merger been consummated as of July 1, 2009.

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	$79,653	$72,251	$234,018	$215,859
Loss from continuing operations	$(16,661)	$(9,755)	$(17,219)	$(6,754)
(4) SPIN-OFF OF ONVOY VOICE SERVICES SEGMENT
During the third quarter of Fiscal year 2010, management determined that the services provided by one of the Company’s operating segments —Onvoy did not fit within the Company’s current business model of providing bandwidth infrastructure, colocation and interconnection services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.
Consistent with the discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three and nine month periods ended March 31, 2010, the results of the Onvoy operations have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
Earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations are comprised of the following:

	Three months ended	Nine months ended
	March 31, 2010	March 31, 2010
Revenue	$8,941	$30,018

Earnings before income taxes	$1,350	$5,873
Income tax expense	(785)	(2,642)

Earnings from discontinued operations, net of income taxes	$565	$3,231

The Company continues to have ongoing contractual relationships with Onvoy, which are based on agreements which were entered into at estimated market rates among the relevant Onvoy and Zayo Group parties. The Company has contractual relationships to provide Onvoy with certain data and colocation services and Onvoy has contractual relationships to provide the Company with certain voice services. Prior to March 12, 2010, these transactions were eliminated upon consolidation. Since the spin-off date, transactions with Onvoy have been included in the Company’s results of operations. See Note 15 — Related-Party Transactions, for a discussion of transactions with Onvoy since the spin-off date.
(5) INVESTMENT
In connection with the Merger, the Company obtained 100% ownership of AFS which owns 100% of AFS, Inc. AFS, Inc. in turn has and continues to maintain an ownership interest in US Carrier. US Carrier is a regional provider of certain telecommunication services to and from cities and rural communities throughout Georgia and other states in the Southeast United States. AFS Inc.’s continued ownership in US Carrier is comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. Subsequent to the Merger, the board of managers of US Carrier has recognized AFS Inc.’s economic interest in US Carrier; however, the board of managers has claimed that the Merger at the American Fiber Systems Holdings Corporation level resulted in an unauthorized transfer of AFS Inc.’s ownership interest under the US Carrier operating agreement which would result in a loss of the AFS Inc.’s voting interest. The Company has requested the financial information which would be required to account for the US Carrier investment utilizing the equity method of accounting but has been denied this information by the board of managers of US Carrier. The Company has also requested that US Carrier recognize AFS Inc.’s continued and uninterrupted representation on the board of managers but such requests have been denied. AFS, Inc. has filed an arbitration proceeding against US Carrier to protect its ownership position in US Carrier, including all of its rights under the US Carrier operating agreement. Although the Company has a significant ownership position in US Carrier, at this time and in light of US Carrier’s wrongful actions, AFS Inc. is unable to exercise significant influence over US Carrier’s operating and financial policies and as such the Company has accounted for this investment utilizing the cost method of accounting.

At the time of the AFS Merger, management estimated the fair market value of its interest in US Carrier to be $15,075. In valuing the Company’s interest in US Carrier, management used both an income- and market- based approach to estimate the acquisition date fair market value. Since the acquisition, the Company has not received any dividend payments from US Carrier nor has the Company invested additional capital in US Carrier.
(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives (in	March 31,	June 30,
	years)	2011	2010
Land	N/A	$227	$209
Building improvements and site improvements	8 to 15	11,220	9,003
Furniture, fixtures and office equipment	3 to 7	1,357	1,219
Computer hardware	2 to 5	4,799	3,292
Software	2 to 3	5,071	4,066
Machinery and equipment	3 to 7	5,317	3,568
Fiber optic equipment	4 to 8	297,651	127,379
Circuit switch equipment	10	7,732	7,225
Packet switch equipment	3 to 5	23,949	21,761
Fiber optic network	8 to 20	187,572	141,171
Construction in progress	N/A	54,897	40,443

Total		599,792	359,336
Less accumulated depreciation		(93,017)	(57,425)

Property and equipment, net		$506,775	$301,911

The Company recognized depreciation expense of $13,219 and $7,530 during the three months ended March 31, 2011 and 2010, respectively. The Company recognized depreciation expense of $35,605 and $20,789 during the nine months ended March 31, 2011 and 2010, respectively.
Included within the Company’s property and equipment balance are capital leases with a cost balance of $12,501 (net of accumulated amortization of $3,325) and $14,055 (net of accumulated amortization of $3,037) as of March 31, 2011 and June 30, 2010, respectively. The Company recognized amortization expense associated with assets under capital leases of $286 and $327 during the three months ended March 31, 2011 and 2010, respectively and $986 and $965 during the nine months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, the Company has received a total of $871 in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures of which $317 and $801 was received during the three and nine month periods ended March 31, 2011. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $37,395 in grant money related to grant agreements entered into under the Broadband Technology Opportunities Program as of March 31, 2011 which will offset capital expenditures in future periods. See Note 14 — Commitments and Contingencies- Other Commitments.
During the three and nine months ended March 31, 2011 the Company capitalized interest in the amount of $952 and $2,903, respectively. No interest was capitalized during fiscal year 2010. The Company capitalized $1,671 and $768 of labor to fixed-asset accounts during the three months ended March 31, 2011 and 2010, respectively. The Company capitalized $4,306 and $2,202 of labor to fixed-asset accounts during the nine months ended March 31, 2011 and 2010, respectively.

(7) GOODWILL
The Company’s goodwill balance was $82,962 and $68,751 as of March 31, 2011 and June 30, 2010, respectively, and was allocated as follows to the Company’s business segments:

	As of June 30,			As of March 31,
	2010	Additions	Transfers	2011
Zayo Bandwidth	$66,548	$7,483	$(2,909)	$71,122
Zayo Enterprise Networks	2,203	—	(1,306)	897
Zayo Fiber Solutions	—	6,728	4,191	10,919
zColo	—	—	24	24

Total	$68,751	$14,211	$—	$82,962

As discussed in Note 16 — Segment Reporting, the Company established a fourth operating segment — Zayo Fiber Solutions, in connection with the AGL Networks acquisition. As a result of the creation of this business segment, certain assets and liabilities which align with the business goals of the new segment were transferred from the Company’s existing segments to the Zayo Fiber Solutions segment. The assets and liabilities that were transferred to Zayo Fiber Solutions represent the Company’s assets and liabilities that support the Company’s dark fiber infrastructure and customer base. All of the assets and liabilities associated with the Company’s acquisition of Columbia Fiber Solutions (“CFS”) in September of 2008 align with the business objective of the Zayo Fiber Solutions segment and as such were transferred to this segment on July 1, 2010, including the goodwill of $4,170, which was recognized as a result of the CFS acquisition.
Effective January 1, 2011, the Company restructured its operating segments to more closely align with its product offerings — See Note 16 — Segment Reporting. The restructuring resulted in the Zayo Enterprise Networks (“ZEN”) segment transferring its bandwidth infrastructure products to the Zayo Bandwidth (“ZB”) segment, its dark fiber assets to the Zayo Fiber Solutions (“ZFS”) segment, and its colocation products the zColo segment. Prior to the restructuring, the ZEN segment had a goodwill balance of $2,203. This goodwill balance was allocated to the ZB, ZFS and zColo segments based on the relative fair values of the net assets transferred to these segments and the portion of the net assets that were retained in the ZEN segment. The restructuring resulted in $1,261 of ZEN’s historical goodwill balance being allocated to the ZB operating segment, $21 to the ZFS segment, and $24 to the zColo segment. The remaining $897 of the historical ZEN goodwill balance remains with the revised ZEN segment.
(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of March 31, 2011 and June 30, 2010 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2011
Customer relationships	$139,253	$(28,955)	$110,298
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$148,588	$(38,290)	$110,298

June 30, 2010
Customer relationships	$78,738	$(19,182)	$59,556
Non-compete agreements	8,835	(8,623)	212
Tradenames	500	(417)	83

Total	$88,073	$(28,222)	$59,851

The amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $3,555 and $3,100, respectively. The amortization of intangible assets for the nine month period ended March 31, 2011 and 2010 was $10,068 and $9,468, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2011 (remaining 3 months)	$3,576
2012	14,306
2013	14,306
2014	11,275
2015	8,521
Thereafter	58,314

Total	$110,298

(9) LONG-TERM DEBT
In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital Inc. (at an issue price of 98.779%) $250 million of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and are due on March 15, 2017. The net proceeds from this debt issuance were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. The Notes are being accreted to their par value over the term of the Notes as additional interest expense. The effective interest rate of the Notes issued in March is 10.87%. The Company used a portion of the proceeds from the Notes to repay its term loans in March of 2010.
In September 2010, the Company completed an offering of an additional $100 million in Notes (at an issue price of 103%). These Notes are part of the same series as the $250 million Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The effective interest rate on the Notes issued in September is 10.41%. The Company used a portion of the proceeds from the Notes to fund the AFS acquisition (See Note 3 — Acquisitions).
The balance of the Notes was $350,154 at March 31, 2011, net of unamortized premiums and discounts of $154.
In October 2010, in connection with the Merger, the former owners of AFS provided the Company with a promissory note in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair market value on the acquisition date, which was determined to be $4,141. Management estimates the imputed interest associated with this note on the acquisition date to be $359, which is recognized over the term of the promissory note. During the three and nine months ended March 31, 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $42 and $83.
In September 2009, the Company entered into a $30 million term loan to finance the FiberNet acquisition. This loan was paid off in March 2010 with the proceeds from the Notes issued in March.
In March 2010, the Company also entered into a revolving line-of-credit (the “Revolver”). Concurrent with offering the $100 million Notes in September 2010, the Company amended the terms of its Revolver to increase the borrowing capacity from $75 million to $100 million (adjusted for letter of credit usage). The Company has capitalized $2,249 in debt acquisition costs associated with the new Revolver.
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
As of March 31, 2011, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6,420 resulting in $93,580 being available on the Revolver as of March 31, 2011. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of March 31, 2011, the interest rate was 4.0 percent.
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Group Capital, Inc., which is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations. Zayo Group, LLC (the parent company) does not have material independent operations or assets.
Debt issuance costs
Debt issuance costs have been capitalized on the accompanying condensed consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless terminated earlier, at which time the unamortized costs are immediately expensed. The balance of debt issuance costs as of March 31, 2011 and June 30, 2010 was $12,022 (net of accumulated amortization of $2,171) and $9,560 (net of accumulated amortization of $486), respectively. Interest expense associated with the amortization of debt issuance costs was $593 and $386 during the three months ended March 31, 2011 and 2010, respectively. Interest expense associated with the amortization of debt issuance costs was $1,685 and $1,206 during the nine months ended March 31, 2011 and 2010, respectively.
Debt covenants
The Company’s credit agreement associated with the $100 million Revolver contains two financial covenants: (1) a maximum leverage ratio and (2) a minimum fixed-charge coverage ratio.

Leverage ratio: The Company must not exceed a consolidated leverage ratio, which is defined as funded debt to annualized earnings before interest, taxes, depreciation and amortization, non-cash charges or reserves and certain extraordinary or non-recurring gains or losses (“modified EBITDA”) of 4.25x the last quarter’s annualized modified EBITDA.

Fixed-charge coverage ratio: The Company must maintain a consolidated fixed-charge coverage ratio, as determined under the credit agreement, of at least 1.1x for the periods ending March 31 and June 30, 2011; 1.15x for the periods ending September 30 and December 31, 2011 and March 31 and June 30, 2012; and 1.25x for the periods ending September 30, 2012 and each fiscal quarter thereafter.

The Company’s credit agreement restricts certain dividend payments to the Company’s parent. Under the terms of the agreement, if the Company’s Revolver availability is in excess of $32,500 the Company may pay an annual dividend to its parent of up to $45,000, which is limited based upon the following leverage ratios:

Leverage Ratio	Maximum Annual Dividend Payment
> 3.5x	$—
< 3.5x but > 2.5x	$25,000
<2.5x but > 1.5x	$35,000
<1.5x	$45,000
The Company does not have any restrictions on its subsidiaries ability to pay dividends to Zayo Group.
The Company’s credit agreement contains customary representations and warranties, affirmative and negative covenants, and customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to indebtedness in excess of $10.0 million, insolvency or inability to pay debts, bankruptcy, or a change of control.

The Company was in compliance with all covenants associated with its Notes and credit agreement as of March 31, 2011.
Redemption rights
At any time prior to March 15, 2013, the Company may redeem all or part of the Notes at a redemption price equal to the sum of (i) 100 percent of the principal amount thereof, plus (ii) the applicable premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, to the date of redemption, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date. The applicable premium is the greater of (i) 1.0% of the principal amount of the redeemed Notes and (ii) the excess of (A) the present value at the date of redemption of (1) the redemption price of the Notes at March 15, 2013, plus (2) all remaining required interest payments due on such Notes through March 15, 2013 (excluding accrued but unpaid interest to the date of redemption), discounted to present value using a discount rate equal to the Treasury Rate plus 50 basis points, over (B) the principal amount of such Notes.
On or after March 15, 2013, the Company may redeem all or part of the Notes, at the redemption prices expressed as percentages of principal amount (set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
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
Any change in fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the condensed consolidated statements of operations for the applicable period. During the three and nine month periods ended March 31, 2010, $517 and $817, respectively, were recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.
Upon the expiration of the swaps on September 13, 2010, the Company made a final payment of $566 on its interest rate swap obligation. No payments were made on the interest rate swaps during the three and nine month periods ended March 31, 2010. The liability associated with the swaps was $566 as of June 30, 2010.

(10) INCOME TAXES
The Company, a limited liability company, is taxed at its parent level, Holdings. All income tax balances resulting from the operations of Zayo Group are pushed down to the Company.
The Company’s provision for income taxes is summarized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Federal income taxes — current	$409	$—	$633	$—
Federal income taxes — deferred	582	136	4,739	2,413

Provision for federal income taxes	991	136	5,372	2,413

State income taxes — current	1,566	53	1,997	311
State income taxes — deferred	240	21	745	379

Provision for state income taxes	1,806	74	2,742	690

Provision for income taxes	$2,797	$210	$8,114	$3,103

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities are depreciation and amortization, NOLs and deferred revenue.
The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses/deduction, such as stock-based compensation expenses that are deductible for financial reporting purposes but not deductible for tax purposes.
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three and nine month periods ended March 31, 2011 and 2010 follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Expected provision at statutory rate of 34%	$(4,714)	$(3,788)	$(2,358)	$(1,789)
Increase due to:
Non-deductible stock-based compensation	6,618	4,023	8,946	4,514
State income taxes, net of federal benefit	856	35	1,185	205
Transactions costs not deductible	8	68	297	305
Other, net	29	(128)	44	(132)

Provision for income taxes	$2,797	$210	$8,114	$3,103

Each interim period, management estimates the annual effective tax rate and applies that rate to its reported year-to-date earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported, or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of realizing deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes.
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

(11) EQUITY
Zayo Group, LLC was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings, which in turn is wholly owned by CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company and are reflected in the Company’s member’s equity.
During the nine months ended March 31, 2011 and 2010, CII contributed $35,500 and $37,000, respectively in capital to the Company through Holdings. CII funded these amounts from equity contributions from its investors. As of March 31, 2011, the equity commitments from CII’s investors have been fulfilled.
CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.
During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units issued for the three month periods ended March 31, 2011 and 2010 was $0 and $285, respectively. Stock based compensation expense recognized in connection with these Class A units during the nine month periods ended March 31, 2011 and 2010 was $240 and $911, respectively. These Class A Preferred Units were in lieu of any significant cash compensation during the period beginning on May 1, 2007 and ending October 31, 2010.
CII issued 465,000 Class A preferred units to three of the Company’s executives in fiscal 2009. The Class A preferred units issued to two of the executives vested during the year ended June 30, 2009 and the remaining units issued to the third executive became fully vested in February 2010. Management estimated the fair value of the equity awards on the grant date to be $465. Stock-based compensation expense recognized for these grants during the three and nine month periods ended March 31, 2010 was $11 and $44, respectively.
In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of four years. Management estimated the fair value of the equity awards on the grant date to be $312. In March of 2011, one of these Board members resigned from his position resulting in a forfeiture of the Class B preferred units issued to the Board member. As a result of the forfeiture, during the three months ended March 31, 2011, the Company reversed $21 in stock compensation expense that had been recognized in previous quarters. Stock-based compensation expense recognized for these grants during the three and nine month periods ended March 31, 2011 was $(10) and $35, respectively.
In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company will recognize the related expense over the vesting period of three years which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company will recognize the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the three and nine months ended March 31, 2011 was $200 and $334, respectively.
As these awards have been issued by CII to employees and Directors of the Company as compensation, the expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.
Onvoy was spun-off from Zayo Group, LLC on March 12, 2010 to its parent — Holdings (see Note 4 — Spin-Off of Onvoy Voice Services Segment). In connection with the spin-off, the Company entered into a tax-sharing agreement with Onvoy and CII, the taxable entity. The agreement allows for the sharing of the CII NOL balance between the Company and Onvoy however, to the extent that either entity utilizes NOLs that were generated by the other, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entities member’s equity. During the nine months ended March 31, 2011, the Company utilized $17,320 of Onvoy’s gross NOLs resulting in a non-cash capital contribution from CII, the taxable entity and parent of the Company, in the amount of $5,889. Offsetting the utilization of Onvoy’s NOLs was an adjustment to the allocation of $1,524 in deferred tax liabilities of CII from the Company to Onvoy. Additionally, during the period the Company settled net related-party receivable in the amount of $380 via a non-cash dividend to Holdings resulting in a decrease to the Company’s member’s interest account.

(12) STOCK COMPENSATION
The Company has been given authorization by CII to issue 125,000,000 of CII’s common units as awards to employees and directors. As of June 30, 2010, CII had three classes of common units with different liquidation preferences — Class A, B, and C units. During the three months ended March 31, 2011, CII issued a fourth class of common units: Class D. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At March 31, 2011, 105,725,419 of common units were issued and outstanding.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.
As of March 31, 2011 and June 30, 2010, the value of the Class A common units was calculated to be $0.93 and $0.49 per unit, respectively. As of March 31, 2011 and June 30, 2010 the value of the Class B common units was determined to be $0.72 and $.28 per unit, respectively. As of March 31, 2011 and June 30, 2010 the value of Class C common units was determined to be $0.34 and $0.03, respectively. As of March 31, 2011 the value of Class D common units was determined to be $0.34.
The liability associated with the common units was $49,891 and $21,623 as of March 31, 2011 and June 30, 2010, respectively. The stock-based compensation expenses associated with the common units was $21,660 and $11,535 during the three months ended March 31, 2011 and 2010, respectively. The stock-based compensation expense associated with the common units was $28,268 and $12,320 during the nine months ended March 31, 2011 and 2010, respectively.
The holders of common units are not entitled to exercise their units or receive dividends or distributions, except at the discretion of the Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the CII preferred unit holders receive their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then proceeds attributable to the Class B gain percentages are distributed in a similar method as the Class A gains.
(13) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable, and accounts payable approximated their fair values at March 31, 2011 and June 30, 2010 due to the short maturity of these instruments. Interest rate swaps are recorded in the condensed consolidated balance sheets at fair value. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,154 and $247,080 as of March 31, 2011 and June 30, 2010, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes balance as of March 31, 2011 and June 30, 2010, is estimated to be $381,500 and $252,500, respectively, based on the trading price of the Notes. The Company recorded its promissory note with AFS at its fair market value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being recognized over the term of the promissory note. The fair value of this note is not re-measured each reporting period. The Company records its stock-based compensation liability at its estimated fair value.

Financial instruments measured at fair value on a recurring and non-recurring basis are summarized below:

	Level	March 31, 2011	June 30, 2010
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap liabilities	Level 2	$—	$566
Stock-based compensation liability	Level 3	49,891	21,623

Total liabilities recorded at fair value in the consolidated financial statements		$49,891	$22,189

Liabilities not Recorded at Fair Value in the Financial Statements:
Senior secured notes		$350,154	$247,080

The interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair market value of the interest rate swaps resulted in an increase of $716 and $817 to interest expense during the three and nine month periods ended March 31, 2010.
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
Changes in the estimated fair value of common units resulted in an increase of $21,660 and $11,535 in the stock-based compensation liability during the three months ended March 31, 2011 and 2010, respectively. Changes in the estimated fair value of common units resulted in an increase of $28,268 and $12,320 in the stock-based compensation liability during the nine months ended March 31, 2011 and 2010, respectively.
(14) COMMITMENTS AND CONTINGENCIES
Purchase commitments
At March 31, 2011, the Company was contractually committed for $22,107 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.
Outstanding letters of credit
As of March 31, 2011, the Company had $6,420 in outstanding letters of credit, primarily to collateralize surety bonds securing the Company’s performance under various contracts.
Other commitments
In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of March 31, 2011, the Company has been reimbursed for $96 of expenses and $731 of capital expenditures related to the Indiana Stimulus Project. As of March 31, 2011, the Company has incurred $487 of capital expenditures which are pending reimbursement from the Program. The Company also contributed $4,400 of pre-existing network assets to the project. The Company anticipates this project will be completed within the next two years.
In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of March 31, 2011, the Company has been reimbursed for $121 of expenses and $140 of capital expenditures related to the Indiana Stimulus Project. As of March 31, 2011, the Company has incurred $44 of capital expenditures that are pending reimbursement from the Program. The Company anticipates this project will be completed within the next two years.

Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
(15) RELATED-PARTY TRANSACTIONS
As of March 31, 2011, the Company had a liability to CII of $4,590 which is payable on demand. As of March 31, 2011, the Company had a related-party receivable balance of $21 related to services provided to Onvoy. See Note 4 — Spin-Off of Onvoy Voice Services Segment, for a discussion of the types of services Onvoy and the Company continue to provide each other subsequent to the spin-off date.
Subsequent to the spin-off, the revenue and expenses associated with transactions with Onvoy have been recorded in the results from continuing operations. The Company recognized revenue from Onvoy in the amount of $1,153 and $3,519 during the three and nine month periods ended March 31, 2011. The Company incurred $399 and $1,587 in expenses related to transactions with Onvoy during the three and nine month periods ended March 31, 2011.
On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director of Zayo Group, LLC, purchased $500 of the Company’s Notes in connection with the Company’s $100 million Notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest.
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
The Company’s operating segments have historically been identified by both the products they offer and the customers they serve. Effective January 1, 2011, management approved a restructuring of the ZEN segment, which resulted in all of the Company’s operating segment more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. The restructuring of the ZEN segment has resulted in the ZEN segment transferring its bandwidth infrastructure products to the ZB segment and its colocation products to the zColo segment. The restructured ZEN segment contains only the Company’s legacy managed services and CLEC product offerings. The Company has restated the comparative historical segment financial information below to account for the restructuring of the ZEN segment.
Subsequent to the restructuring, the ZB segment offers primarily lit bandwidth infrastructure services, the ZEN segment provides managed telecommunications and competitive local exchange carrier services, and the zColo segment provides colocation services and inter-connection transport services.
In connection with the AGL Networks acquisition (See Note 3 — Acquisitions), Zayo established the ZFS segment. ZFS is dedicated to marketing and supporting dark fiber related services. Upon the acquisition of AGL Networks on July 1, 2010, the Company’s dark fiber assets and the related revenues and expenses associated with dark fiber customers were allocated between ZB and ZEN based upon the nature and size of the customers receiving the dark fiber services. Upon the restructuring of the business segments, effective January 1, 2011, dark fiber assets of the Company and the related revenues and expense associated with dark fiber customers were allocated to the ZFS business segment.
Prior to the formation of the zColo and the ZFS segments, the Company generated income from colocation and dark fiber products. The historical operating results from these product offerings were primarily reflected in the results of the ZB operating segment. The Company has not restated the historical ZB segment information to carve-out the operating results related to colocation product offerings prior to the September 30, 2009 formation of the zColo segment or dark fiber services prior to the July 1, 2010 formation of the ZFS segment as management has determined it is impractical to do so.

Revenues for all of the Company’s products are included in one of these four business segments. The results of operations for each operating segment include an allocation of certain corporate overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each operating segment are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and debt issuance costs.
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended March 31, 2011
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$54,666	$5,557	$9,136	$11,861	$—	$81,220
Intersegment revenue	(448)	(86)	(1,033)	—	—	(1,567)

Revenue from external customers	54,218	5,471	8,103	11,861	—	79,653

Gross profit (revenue less operating costs excluding depreciation and amortization)	40,688	2,416	4,662	11,482	(615)	58,633
Depreciation and amortization	10,962	565	1,354	3,893	—	16,774
Operating income/(loss)	3,704	32	1,324	1,197	(11,185)	(4,928)
Interest expense	203	—	54	5	8,743	9,005
Other expense/(income), net	19	—	—	(2)	(86)	(69)
Total assets	479,031	9,259	54,247	212,230	23,097	777,864
Capital expenditures, net of stimulus grant reimbursements	25,199	113	275	3,597	—	29,184

	As of and for the three months ended March 31, 2010
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$47,637	$6,319	$7,282	$—	$—	$61,238
Intersegment revenue	(1,671)	(94)	(561)	—	—	(2,326)

Revenue from external customers	45,966	6,225	6,721	—	—	58,912

Gross profit (revenue less operating costs excluding depreciation and amortization)	33,651	2,825	3,992	—	(1,092)	39,376
Depreciation and amortization	8,522	741	1,367	—	—	10,630
Operating income/(loss)	4,584	23	1,316	—	(7,736)	(1,811)
Interest expense	268	—	18	—	4,163	4,449
Other income, net	(2)	—	—	—	(999)	(1,001)
Loss on extinguishment of debt	—	—	—	—	(5,881)	(5,881)
Capital expenditures	16,441	105	133	—	—	16,679

	As of and for the nine months ended March 31, 2011
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$158,233	$16,982	$24,444	$31,067	$—	$230,726
Intersegment revenue	(2,056)	(261)	(2,293)	—	—	(4,610)

Revenue from external customers	156,177	16,721	22,151	31,067	—	226,116

Gross profit (revenue less operating costs excluding depreciation and amortization)	115,906	7,280	12,884	30,341	(1,897)	164,514
Depreciation and amortization	30,278	1,774	4,037	9,584	—	45,673
Operating income/(loss)	21,640	119	4,050	6,524	(14,870)	17,463
Interest expense	724	—	169	10	23,391	24,294
Other expense/(income), net	36	—	—	(6)	78	108
Capital expenditures, net of stimulus grant Reimbursements	77,974	428	1,302	8,375	—	88,079

	As of and for the nine months ended March 31, 2010
					Corporate/
	ZB	ZEN	zColo	ZFS	eliminations	Total
Revenue	$134,018	$18,595	$16,538	$—	$—	$169,151
Intersegment revenue	(4,920)	(266)	(1,324)	—	—	(6,510)

Revenue from external customers	129,098	18,329	15,214	—	—	162,641

Gross profit (revenue less operating costs excluding depreciation and amortization)	95,931	7,731	9,000	—	(3,760)	108,902
Depreciation and amortization	25,173	1,896	3,188	—	—	30,257
Operating income/(loss)	19,213	(273)	2,809	—	(10,875)	10,874
Interest expense	830	—	18	—	10,412	11,260
Other income, net	(3)	—	—	—	(1,003)	(1,006)
Loss on extinguishment of debt	—	—	—	—	(5,881)	(5,881)
Capital expenditures	37,304	674	160	—	—	38,138
(17) SUBSEQUENT EVENTS
On April 1, 2011, the Board of Managers of the Zayo Group, LLC authorized the spin-off of Zayo Enterprise Networks, LLC, a legal subsidiary of the Company, to the Company’s parent and sole member, Holdings. The spin-off was completed on that date.
The Zayo Enterprise Networks, LLC subsidiary comprised the ZEN operating segment. All assets and liabilities of the ZEN segment were transferred to the Company’s parent on April 1, 2011. The spin-off was a result of management’s determination that the services provided by ZEN did not fit within the Company’s current business model of providing bandwidth infrastructure, colocation, and interconnection services. Effective April 1, 2011, Zayo Enterprise Networks, LLC will no longer be a subsidiary of the Company and the Company will no longer have significant continued involvement in the operations of ZEN. As such, from the date of the spin-off, the results of ZEN’s operations will be classified as discontinued operations in future filings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain Factors That May Affect Future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) in press releases and in presentations by us or our management that are not historical by nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual financial statements as of and for the year ended June 30, 2010, included in Amendment No. 1 to the Form S-4 filed with the SEC on November 8, 2010.
Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.
Overview
Introduction
We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense regional and metropolitan fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which are usually three to five years in length (and typically seven to ten years for fiber-to-the-tower services). Our dark-fiber contracts are generally longer term in nature, up to 20 years and in a few cases longer. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.
Our fiber networks span over 23,000 route miles, serve 153 geographic markets in the United States, and connect to over 4,200 buildings, including approximately 1,826 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within carrier hotels in the important gateway markets of New York and New Jersey. We currently manage over 4,000 interconnections, enabling our customers to directly connect their discrete networks with each other.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc, a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2010 as “Fiscal 2010” and the year ended June 30, 2011 as “Fiscal 2011.”
Our Business segments
As of March 31, 2011, we were organized into four autonomous business segments: Zayo Bandwidth, zColo, Zayo Enterprise Networks, and Zayo Fiber Solutions. Each operating segment is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.
Our operating segments have historically been identified by both the products they offer and the customers they serve. Effective January 1, 2011, we approved a restructuring of the Zayo Enterprise Networks segment which resulted in our operating segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics.
Zayo Bandwidth. Through our Zayo Bandwidth (“ZB”) unit, we provide bandwidth infrastructure services over our metropolitan and regional fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, and Ethernet services. Our target customers within this unit are primarily wireless service providers, telecommunications service providers (including ILECs, IXCs, RLECs, CLECs, and foreign carriers), media and content companies (including cable and satellite video providers), and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.
zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Los Angeles, California and Nashville, Tennessee. As a result of the restructuring of our operating segments, in January 2011, zColo was transferred five facilities from Zayo Enterprise Networks and ZB located in Plymouth, MN; Cincinnati, OH; Cleveland, Ohio; Columbus, Ohio; and Memphis, TN. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of March 31, 2011 and June 30, 2010 the zColo segment managed 72,716 and 41,091 square feet of billable colocation space, respectively.
Zayo Enterprise Networks. Through our Zayo Enterprise Networks (“ZEN”) unit, we provide voice and data services to healthcare, financial, education, technology, and media and content companies, as well as schools, hospitals, municipalities and other governmental or semi-governmental entities. The restructuring of the ZEN segment has resulted in the ZEN segment transferring its bandwidth infrastructure products to the ZB segment, its dark fiber products to the Zayo Fiber Solutions segment and its colocation products to the zColo segment. This segment was spun-off to our parent, Holdings on April 1, 2011.
Zayo Fiber Solutions. The Zayo Fiber Solutions (“ZFS”) unit was formally launched on July 1, 2010, after our acquisition of AGL Networks, LLC (“AGL Networks”), a company whose business was comprised solely of dark-fiber-related services. See “— Recent Developments”. The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by ZEN and ZB. After the acquisition, we transferred those existing dark-fiber customer contracts to our ZFS unit, and intend to leverage a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Through our ZFS unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. ZFS’s customers include carriers, ISPs, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly recurring basis for these services.

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
In connection with the AGL Networks acquisition, we established a fourth operating segment on July 1, 2010: ZFS. The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by ZEN and ZB. After the acquisition, we transferred those existing dark-fiber customer contracts to our ZFS unit, and intend to leverage a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Merger with American Fiber Systems Holding Corporation (“AFS”)
On October 1, 2010, we completed a merger (the “Merger”) with AFS, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The Merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The merger was effected through a merger between AFS and a special purpose vehicle created for the merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”), held by AFS, Inc., for which we estimated the fair value to be $15.1 million. AFS is a provider of bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada; and Salt Lake City, Utah. AFS owns and operates over 1,200 route miles (about 1,000 of which are incremental to our existing footprint) and over 160,000 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.
Acquisition of Dolphini Assets
On September 20, 2010, our zColo operating segment acquired certain colocation assets in Nashville, Tennessee from Dolphini Corporation for a cash purchase price of $0.2 million.
Broadband Stimulus Awards
In 2010, we were an active participant in federal broadband stimulus projects created through the American Recovery and Reinvestment Act. To date, we have been awarded, as a direct recipient, federal stimulus funds for two projects by the National Telecommunication and Information Administration. The projects involve the construction, ownership, and operation of fiber networks for the purpose of providing broadband services to governmental and educational institutions, as well as underserved, and usually rural, communities. As part of the award, the federal government funds a large portion of the construction and development costs. On the two projects awarded to us to date, the stimulus funding will cover, on average, approximately 77% of the total expected cost of the projects. Commitments by other third parties will provide additional funding representing approximately 10% of the total cost of the projects. Both of these projects allow for our ownership or use of the network for other commercial purposes, including the sale of our bandwidth infrastructure services to new and existing customers. The details of the two awards are as follows:
•
In February 2010, ZB, as the direct recipient, was awarded $25.1 million in funding to construct 626 miles of fiber network connecting 21 community colleges in Indiana. The total project involves approximately $31.4 million of capital expenditures of which $6.3 million is anticipated to be funded by the Company.

•
In July 2010, ZB, as the direct recipient, was awarded a $13.4 million grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis. The total project involves approximately $19.2 million of capital expenditures of which $5.7 million is anticipated to be funded by the Company.

In addition, there is one additional stimulus application, pending review and finalization, in which we may participate as a sub-recipient.

Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $565.1 million (after deducting our acquisition cost for Onvoy Voice Services, a operating segment operated by our subsidiary Onvoy, Inc. (“Onvoy”), which we spun-off during Fiscal 2010).
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
We formed our zColo operating segment from a portion of the legacy FiberNet business, and thus that operating segment is only included in our Fiscal 2010 operating results for the period September 10, 2009 through March 31, 2010. The remaining portion of the legacy FiberNet business was added to our existing Zayo Bandwidth business segment.
As discussed in the Recent Developments section, above, on July 1, 2010 we completed our acquisition of all of the equity interest in AGL Networks and thus the results of the legacy AGL Networks business are included in the operating results for the three and nine month periods ended March 31, 2011. Additionally, on October 1, 2010 we completed a merger with AFS, and thus the results of the legacy AFS business are included in the operating results for the last six months of the nine month period ended March 31, 2011.
Onvoy Spin-Off
We previously had another business segment, Onvoy Voice Services, which was engaged in the wholesale voice services segment of the telecommunications industry and was operated by one of our subsidiaries, Onvoy. After our acquisition of Onvoy, we transferred the non-Onvoy Voice Services assets and businesses within Onvoy to our ZB and ZEN business segments. During Fiscal 2010, we determined that the services provided by Onvoy Voice Services did not fit within our business model of providing bandwidth infrastructure, colocation, and interconnection services. On March 12, 2010, we distributed all of the shares of common stock of Onvoy to Holdings. Consistent with the discontinued operations reporting provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280-20, Discontinued Operations, we determined that we had discontinued all significant cash flows and continuing involvement with respect to the Onvoy operations effective March 12, 2010. Therefore, for the three and nine month period ended March 31, 2010, the results of the operations of Onvoy have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.
Formation of the Zayo Fiber Solutions Operating Segment
We created the ZFS operating segment on July 1, 2010 to separately monitor the performance of our dark fiber business. Effective July 1, 2010, we transferred our existing dark-fiber assets which had previously been accounted for by our ZEN and ZB segments to the ZFS segment. The historical segment information throughout this Report have not been restated to reflect the dark fiber assets transferred from ZEN and ZB to ZFS on July 1, 2010 as management has concluded it is impractical to do so. As such, the current period results throughout this Report of our operating segments are not comparative to prior period financial results.
Substantial Capital Expenditures
During the nine months ended March 31, 2011 and 2010, we invested $88.1 million (net of stimulus grant reimbursements) and $38.1 million, respectively, in capital expenditures related to property and equipment to expand our fiber network, principally in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.
Substantial Indebtedness
We had total indebtedness (excluding capital leases) of $354.4 million and $247.1 million as of March 31, 2011 and June 30, 2010, respectively, reflecting principally our borrowings to fund our acquisitions and for other working capital purposes. The nominal interest rate on our $350 million Senior Secured Notes (“Notes”) as of March 31, 2011 and June 30, 2010 was 10.25 percent.
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
We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for disputes and valuation allowance for deferred tax assets. We have identified the policies below, which require the most significant judgments and estimates to be made in the preparation of our condensed consolidated financial statements, as critical to our business operations and an understanding of our results of operations.
Revenue and trade receivables
We recognize revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to government authorities are excluded from revenue.
Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transaction basis determined by customer usage. Fees billed in connection with customer installations and other up-front charges are deferred and recognized as revenue ratably over the contract life.
Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (“IRUs”) are accounted for in the same manner as the accounting treatment around the sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years). However, ASC 360-20 Property Plant and Equipment: Real Estate Sales, allows for full profit recognition on IRU contracts when the following conditions have been met: 1) the sale has been consummated, 2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, 3) the sellers receivable is not subject to future subordination, and 4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. During the three and nine month periods ended March 31, 2011 and 2010, we did not enter into any IRU contracts with customers that were accounted for using full-profit revenue recognition.
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
We defer recognition of revenue until cash is collected on certain components of revenue, such as contract termination charges and late fees.
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

Network Expenses and Accrued Liabilities
We lease certain network facilities, primarily infrastructure assets such as circuits, dark fiber, and colocation assets, to augment our owned infrastructure for which we are generally billed a fixed monthly fee. We also use the facilities of other carriers for which we are billed on a usage basis.
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
Stock-Based Compensation
We account for our stock-based compensation in accordance with the provisions of ASC 718 — Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement. The common units granted to employees are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date until the date of settlement. Each reporting period we adjust the value of the vested portion of our liability awards to their fair value. The preferred units granted to certain employees and directors are considered to be stock-based compensation with terms that require the awards to be classified as equity. As such, we account for these awards as equity, which requires us to determine the fair market value of the award on the grant date and amortize the expense over the vesting period of the award.
We use a third party to assist in the valuation of our common units each reporting period and preferred units when granted. In developing a value for these units, we utilize a two-step valuation approach. In the first step we estimate the value of our equity instruments through an analysis of valuations associated with various future potential liquidity scenarios for our shareholders. A composite valuation is developed based upon the probability-weighted present values of each of the scenarios. The second step involves allocating this value across our capital structure. The valuation is conducted in consideration of the guidance provided in the American Institute of Certified Public Accountant (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice (“USPAP”) set forth by the Appraisal Foundation.
In estimating our fair value we have historically evaluated both market and income based valuation techniques. The income approach was based on our projected free cash flows. In our market based approach, the valuation was estimated based on the prices paid by investors and acquirers of interest of comparable companies in the public and private markets. The valuation was based on a weighted average of the market and income valuation techniques. As a result of our expansion since inception and due to the fact that the committed capital from our ultimate investors has been fully funded, the potential of a liquidation event for our shareholders in the future has increased. As such, we have revised the market based approach utilized in our valuation to account for potential liquidation events.
During the quarter ended March 31, 2011, we employed a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that we considered were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization.

We most heavily weighted the valuation estimate associated with remaining a private entity with the same ownership. In this assumption, we assessed our value using a discounted cash flow approach, which involves developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. In estimating our fair value, we utilized the following discounted cash flow valuation techniques: Total Enterprise Value to Terminal Revenue and Total Enterprise to Terminal EBITDA. There are several inputs that are required to develop an estimate of the enterprise value when utilizing these income approaches including, forecasted earnings, discount rate, and the terminal multiple. We have developed a forecast of our revenues and EBITDA through December 31, 2015. Our forecasted revenues and EBITDA are based on our composition as of the balance sheet date, not adjusted for potential acquisitions. The next step in the income approach is to estimate a discount rate which most appropriately reflects our cost of capital. In our analysis, we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build—up method. This method derives the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate, are significantly smaller than the Guideline Public Companies and have a history of substantial volatility in earnings and cash flows. Based on our projections and discount rate we estimate the present value of our future cash flows. In order to estimate the enterprise value we add to the estimated discounted cash flows an estimated terminal value. The terminal value is estimated utilizing the “Observed Market Multiple” method. This method requires us to observe prevailing valuations associated with the Guideline Public Companies and the acquisitions of guideline Companies. This terminal value is converted to a present value through the use of an appropriate present value factor.
For purposes of the probability-weighted expected return method valuation, management also considered various liquidation possibilities including an IPO, a sale or merger, and a partial recapitalization. In each of these scenarios a distribution is established around the estimated dates and valuations of each scenario. Future valuation figures are based upon corresponding market data for comparable companies in comparable scenarios. These include public traded valuations statistics and acquisition valuation statistics for comparable companies in the IPO scenario and sale/merger scenario, respectively. Valuation statics are combined with expectations regarding our future economic performance to produce future valuation estimates. Estimates are then translated to present value figures through the use of appropriate discount rates.
We also considered the likelihood of a near term recapitalization. In this scenario, we would complete a partial recapitalization of our equity and to facilitate the ultimate liquidity for all investors, we would pursue a future sale via an initial public offering or a sale to a financial or strategic buyer.
The third scenario that we reviewed in determining our enterprise value was a dual track exit in which we engage in a formal process with an investment banker to achieve liquidity for existing shareholders. In this scenario, we would simultaneously evaluate both an IPO and a sale of the Company. As part of the sale process, we would engage in discussions with both financial and strategic buyers. The probability of each specific liquidity event occurring was estimated at 33.3 percent for each of an IPO, a sale to a financial buyer, and a sale to a strategic buyer.
Based on these three scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation is then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then proceeds attributable to the Class B gain percentages are distributed in a similar method as the Class A gains.
The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units. In quantifying the magnitude of the discount we rely upon a method known as the protective-put method, which estimates a discount to be applied by calculating the cost of purchasing a put when the underlying asset value and strike price are equal.
As of March 31, 2011, we estimate the value of the Class A, B, C, and D common units to be $0.93, $0.72, $0.34, and $0.34, respectively.

Property and Equipment
We record property and equipment acquired in connections with a business combination at their estimated fair values — See “— Critical Account Policies and Estimates: Acquisitions — Purchase Price Allocation”, on the acquisition date. Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers that is directly related to the construction and installation of network infrastructure assets. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.
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
From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. To the extent that the relocation does not require the replacement of components of our network and only involves the act of moving our existing network infrastructure, as-is, to another location, the related costs are expensed as incurred.
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
We periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets. We consider various factors to determine if an impairment test is necessary. The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, and capital planning. Since our inception, no event has occurred nor has there been a change in the business environment that would trigger an impairment test for our property and equipment assets.

Deferred Tax Accounting
Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; and b) expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.
We record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be recognized. The level of deferred tax asset recognition is influenced by management’s assessment of our future profitability with regard to relevant business plan forecasts. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future profitability.
In connection with several of our acquisitions, we have acquired significant net operating loss carryforwards (“NOLs”). The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code.
Upon acquiring a company that has NOLs, we prepare an assessment to determine if we have a legal right to use the acquired NOL balance. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOLs acquired are written-off in purchase accounting.
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurred.
As of March 31, 2011, we have a cumulative NOL carryforward balance of $150.5 million of which we expect to utilize all but $1.0 million. During the nine months ended March 31, 2011, we added an additional $40.9 million to our NOL carryforward balance as a result of NOLs acquired from the Merger. These NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2029. We utilized NOLs to offset income tax obligations in each of the years ended June 30, 2010 and 2009. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $12.5 million NOLs during Fiscal 2011; however to the extent that we do not utilize $12.5 million NOLs during the current year, the difference between the $12.5 maximum usage and the actual NOLs usage is carried over to the next calendar year. During the year ended June 30, 2010 we offset our taxable income with $5.7 million in NOLs. The deferred tax assets recognized at March 31, 2011 have been based on future profitability assumptions over a five-year horizon.
As a result of the annual limitations placed on us and the expiration dates of our NOLs, we have estimated that $1 million of the NOL balance will expire unused and as such, we have recorded a valuation allowance of $0.4 million against the gross deferred tax asset as of March 31, 2011.
The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOLs are available would result in full utilization of our current unreserved NOL carryforwards.
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
We consider the use of multiple valuation techniques in accordance with fair value measurements and disclosures guidance to estimate the fair value of its reporting segments and have consistently applied an income and market based approach to measure fair value.
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
In developing the projected free cash flows, we utilize expected growth rates implied by the financial projections that have been developed by senior management. The cash flow forecasts are based upon upside, midpoint, and downside scenarios. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we estimate a long-term growth rate that we believe appropriately reflects the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.
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

•
subjective discounts or premiums to implied ratios to account for observations relating to substantial differences that would be perceived as having an impact on value between the collective guideline companies and us; and

•	selection of a statistical midpoint or range within the dataset most appropriate for the analysis.
In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification, and market capitalization. We selected the Enterprise Value to Revenue and EBITDA ratios as the most appropriate market based valuation technique for us. With the assistance of a third-party vendor, we estimated the 2010 revenue trading multiples based on Guideline Public Companies. Utilizing third-party market studies, we estimated a control premium as part of the market based calculations, which is in-line with historical control premiums offered for comparable transaction in the communications industry, the availability of financing, and number of potential buyers.
In estimating the fair market value of each of our reportable segments, we averaged the valuations from each of the approaches above. The resulting valuations are significantly higher than the current carrying value of these segments. Although we estimate the fair value of our segments utilizing the average of various valuation techniques, none of the valuation techniques on a stand-alone basis indicated an impairment of any of our segments.

Acquisitions — Purchase Price Allocation
We apply the purchase method of accounting to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed.
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
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. We determine which discount rates to use based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.
Background for Review of Our Results of Operations
Operating Costs
Our operating costs consist primarily of third-party network service costs, colocation facility costs and colocation facility utilities costs. Third-party network service costs result from our leasing of certain network facilities, primarily circuits, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. Our colocation facility costs comprise rent and license fees paid to the landlords of the buildings in which our zColo business operates. The colocation facility utilities cost is the cost of power used in those facilities.
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
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs and other expenses.
After compensation and benefits, network operations costs are the largest component of our SG&A expenses. Network operations costs include all of the non-personnel related expenses of maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for locations where fiber is located (including cellular towers), pole attachment fees, and relocation expenses.

Stock-Based Compensation
We compensate certain members of our management and independent directors through grants of common units of CII, which vest over varying periods of time, depending on the terms of employment of each such member of management or directors. In addition, certain of our senior executives and independent directors have been granted preferred units of CII.
For the common units granted to members of management and directors, we recognize an expense equal to the fair value of all of those common units vested during the period, and record a liability in respect of that amount. Subsequently, we recognize changes in the fair value of those common units through increases or decreases in stock-based compensation expense and related adjustments to the related stock-based compensation liability.
When the preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to those executive officers and directors are not taken into consideration as we amortize that expense.

Results of Operations

Statement of Operations Data	Three months ended March 31,				Nine months ended March 31,
	2011		2010		2011		2010
	(amounts in thousands)
Revenue:
Zayo Bandwidth	$54,218	68%	$45,966	78%	$156,177	69%	$129,098	80%
Zayo Fiber Solutions	11,861	15	—	—	31,067	14	—
Zayo Enterprise Networks	5,471	7	6,225	11	16,721	7	18,329	11
zColo	8,103	10	6,721	11	22,151	10	15,214	9

Total Revenue	79,653	100%	58,912	100%	226,116	100%	162,641	100%

Costs and expenses
Operating costs, excluding depreciation and amortization	21,020	25%	19,536	32%	61,602	30%	53,739	35%
Selling, general and administrative expenses	24,937	29	18,726	31	72,501	35	54,496	36
Stock based compensation	21,850	26	11,831	19	28,877	14	13,275	9
Depreciation and amortization	16,774	20	10,630	18	45,673	22	30,257	20

Total operating costs and expenses	84,581	75%	60,723	68%	208,653	71%	151,767	65%

Operating income	(4,928)	(6)	(1,811)	(3)	17,463	8	10,874	7

Interest expense	(9,005)	(11)	(4,449)	(8)	(24,294)	(11)	(11,260)	(7)
Other income/(expense)	69	0	1,001	2	(108)	(0)	1,006	1
Loss on extinguishment of debt	—	—	(5,881)	(10)	—	—	(5,881)	(4)

Earnings from continuing operations before income taxes	(13,864)	(17)	(11,140)	(19)	(6,939)	(3)	(5,261)	(3)

Provision for income taxes	2,797	4	210	0	8,114	4	3,103	2

Loss from continuing operations before provision for income taxes	$(16,661)	-21%	$(11,350)	-19%	$(15,053)	-7%	$(8,364)	-5%

EBITDA (add backs)
Interest expense	9,005		4,449		24,294		11,260
Income taxes	2,797		210		8,114		3,103
Depreciation and amortization	16,774		10,630		45,673		30,257

EBITDA	$11,915	15%	$3,939	7%	$63,028	28%	$36,256	22%

Adjusted EBITDA (add backs)
Stock-based compensation	21,850		11,831		28,877		13,275
Loss on extinguishment of debt	—		5,881		—		5,881
Transaction costs	23		200		873		898

Adjusted EBITDA	$33,788	42%	$21,851	37%	$92,778	41%	$56,310	35%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenue
Our total revenue for the three months ended March 31, 2011 increased by $20.7 million, or 35%, from $58.9 million to $79.7 million during the three months ended March 31, 2011 and 2010, respectively. The increase is principally a result of the AGL Networks acquisition and the Merger, which occurred on the first day of the first and second quarter of Fiscal 2011, respectively. Also contributing to the increase is growth in revenues resulting from the addition of new customers. As a result of internal sales efforts since March 31, 2010 we have entered into $377.2 million of gross new sales contracts, which will represent an additional $6.4 million in monthly revenue once installation on those contracts is accepted. Since March 31, 2010, we have received acceptance on gross installations that have resulted in additional monthly revenue of $5.9 million as of March 31, 2011, as compared to March 31, 2010. This increase in revenue related to our organic growth is offset by total customer churn of $3.4 million in monthly revenue since March 31, 2010.

The stratification of our revenue during the three months ended March 31, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from usage and monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Three months ended
	March 31,
	2011		2010
		(in thousands)
Usage and Monthly Recurring Revenue	$76,947	97%	$57,864	98%
Monthly Amortized Revenue	2,413	3	987	2
Other Revenue	293	—	61	—

Total	$79,653	100%	$58,912	100%

zColo. Our revenues from our zColo operating segment increased by $1.4 million or 21% from $6.7 million to $8.1 million during the three months ended March 31, 2010 and 2011, respectively. The increase is primarily a result of revenues from intra-building and colocation services which were migrated from the ZB to the zColo segment effective January 1, 2011. This customer allocation from Zayo Bandwidth resulted in an additional $1.1 million in revenue being recognized at the zColo segment during the three months ended March 31, 2011.
Zayo Bandwidth. Our revenues from our Zayo Bandwidth operating segment increased by $8.3 million, or 18%, from $46.0 million to $54.2 million during the three months ended March 31, 2010 and 2011, respectively. This increase is primarily a result of additional revenue associated with the AFS merger during Fiscal 2011 and organic growth related to our sales efforts and expansion of our network. Partially offsetting this increase is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions its dark fiber assets and customers as of July 1, 2010. Additionally, as of January 1, 2011 Zayo Bandwidth transferred certain intra-building and colocation assets and the related customer revenues to the zColo segment.
Zayo Enterprise Networks. Our revenues from our Zayo Enterprise Networks operating segment decreased by $0.8 million, or 12%, from $6.2 to $5.5 million during the three months ended March 31, 2010 and 2011, respectively. The decrease is primarily a result of two of ZEN’s largest customers disconnecting their service during Fiscal 2011. These two disconnected services accounted for $0.5 million of the $0.8 million decline in revenues during the period.
Zayo Fiber Solutions. The Zayo Fiber Solutions operating segment was established on July 1, 2010. The revenue recognized by Zayo Fiber Solutions during the three months ended March 31, 2011 includes dark fiber revenue acquired via our AGL Networks acquisition and our merger with AFS. The revenue also includes dark fiber revenue from customers that were transferred from the Zayo Bandwidth and Zayo Enterprise Networks business segments upon the formation of the Zayo Fiber Solutions operating segment on July 1, 2010. We have not restated the corresponding items of the segment information included within this Report related to the re-allocation of dark fiber products from ZB to the ZFS on July 1, 2010, as we have determined that it is impractical to do so.
Operating Costs, Excluding Depreciation and Amortization
Our operating costs, excluding depreciation and amortization, increased by $1.5 million, or 8%, from $19.5 million to $21.0 million during the three months ended March 31, 2011 and 2010, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and merger with AFS during Fiscal 2010 and our organic network expansion efforts. The 8% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 35%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior periods revenue base and churned revenue. The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:
The table below sets forth the components of our SG&A expenses during the three months ended March 31, 2011 and 2010, respectively.

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$11,792	$9,153
Network operating expenses	7,249	5,486
Other SG&A expenses	5,873	3,887
Transaction costs	23	200

Total SG&A expenses	$24,937	$18,726

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $2.6 million, or 29%, from $9.2 million to $11.8 million during the three months ended March 31, 2010 and 2011, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and merger with AFS in Fiscal 2011. At March 31, 2011 we had 441 full time employees compared to 339 at March 31, 2010.
Network Operations Expenses. Network operations expenses increased by $1.7 million, or 32%, from $5.5 million to $7.2 million during the three months ended March 31, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network following our acquisition of AGL Networks and the AFS merger during Fiscal 2011. The ratio of network operating expenses as compared to revenues was consistent during the three months ended March 31, 2011 and 2010 at 9%.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense, and maintenance expense on colocation facilities, increased by $2.0 million, or 51%, from $3.9 million to $5.9 million during the three months ended March 31, 2010 and 2011, respectively. The increase is principally from our acquisition of AGL Networks and merger with AFS in Fiscal 2011 and our organic network expansion efforts.
Stock-Based Compensation
Stock-based compensation expenses increased by $10.0 million, or 85%, from $11.8 million to $21.8 million during the three months ended March 31, 2010 and 2011, respectively. The increase is primarily a result of an adjustment in the estimated value of the Company’s common units. As of March 31, 2011, management estimates the value of the Company’s Class A, B, C, and D common units to be $0.93, $0.72, $0.34 and $0.34, respectively compared to a valuation of $0.42, $0.23, $0.0, and $0.0, respectively, as of March 31, 2010. Adding to the increase in the stock-based compensation liability during the period was an additional 18.2 million common units vesting subsequent to March 31, 2010.
Depreciation and Amortization
Depreciation and amortization expense increased by $6.1 million, or 58%, from $10.6 million to $16.8 million during the three months ended March 31, 2010 and 2011, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and merger with AFS in Fiscal 2011, and the resulting depreciation and amortization of such capitalized amounts.
Interest Expense
Interest expense increased by $4.6 million, or 102%, from $4.4 million to $9.0 million during the three months ended March 31, 2010 and 2011, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. As of March 31, 2011 we had Notes with a principal amount of $350.0 million, which accrue interest at 10.25%. During the period January 1, 2010 through March 12, 2010, the Company’s average debt balance, which consisted of term loans and a revolving line of credit was $177.5 million. These term loans accrued interest at a lower rate ranging from 5.9% to 6.4%. On March 12, 2010, the Company issued $250 million in Notes which accrued interest at 10.25%. With a portion of the proceeds of the Notes, the Company repaid its term loans and revolver. The increased average outstanding debt balance during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was the primary cause of the increased interest expense during the period. Partially offsetting the increase in interest expense was $1.0 million of interest which was capitalized during the three months ended March 31, 2011 related to our construction projects.

Provision for Income Taxes
Income tax expense increased during the period by $2.6 million from $0.2 million to $2.8 million during the three month periods ended March 31, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. See “— Factors Affecting Our Results of Operations — Net Operating Losses.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the three months ended
	March 31,
	2011	2010
	(in thousands)
Expected provision at statutory rate of 34%	$(4,714)	$(3,788)
Increase due to:
Non-deductible stock-based compensation	6,618	4,023
State income taxes, net of federal benefit	856	35
Transactions costs not deductible	8	68
Other, net	29	(128)

Provision for income taxes	$2,797	$210

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010
Revenue
Our total revenue for the nine months ended March 31, 2011 increased by $63.5 million, or 39%, from $162.6 million to $226.1 million during the nine months ended March 31, 2010 and 2011, respectively. The increase is principally a result of the AGL Networks acquisition and AFS Merger which occurred on the first day of the first and second quarter of Fiscal 2011, respectively, and as a result of organic growth.
The stratification of our revenue during the nine months ended March 31, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from usage and monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Nine months ended
	March 31,
	2011		2010
		(in thousands)
Usage and Monthly Recurring Revenue	$218,244	96%	$159,466	98%
Monthly Amortized Revenue	6,557	3	2,511	2
Other Revenue	1,315	1	664	—

Total	$226,116	100%	$162,641	100%

zColo. Our revenues from our zColo operating segment increased $6.9 million, or 46%, from $15.2 million to $22.1 million during the nine month periods ended March 31, 2010 and 2011, respectively. A majority of the net assets and related revenues associated with the FiberNet acquisition were allocated to the zColo operating segment which was established on the acquisition date of FiberNet — September 9, 2009. The increase in revenues of the zColo operating segment is primarily a result of a full nine months of revenues of the acquired FiberNet business included in the nine month period ended March 31, 2011 as compared to approximately six months in the nine month period ended March 31, 2010, as the acquisition was consummated in September of 2009. Also contributing to the increase was the transfer of certain intra-building and colocation services which were migrated from the Zayo Bandwidth to the zColo segment effective January 1, 2011. This customer allocation from ZB resulted in an additional $1.1 million in revenue being recognized at the zColo segment during the three months ended March 31, 2011.

Zayo Bandwidth. Our revenues from our Zayo Bandwidth operating segment increased by $27.1 million, or 21%, from $129.1 million to $156.2 million during the nine month periods ended March 31, 2010 and 2011, respectively. This increase is primarily a result of additional revenue associated with the AFS Merger during Fiscal 2011 and the acquisition of FiberNet in September of 2009. Also contributing to the increase in revenue at Zayo Bandwidth during the period is organic growth related to our sales efforts and expansion of our network. Partially offsetting these increases is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions its dark fiber customers as of July 1, 2010. Additionally, as of January 1, 2011, Zayo Bandwidth transferred certain intra-building and colocation assets and the related customer revenues to the zColo segment.
Zayo Enterprise Networks. Our revenues from our Zayo Enterprise Networks operating segment decreased by $1.6 million, or 9%, from $18.3 million to $16.7 million during the nine month periods ended March 31, 2010 and 2011, respectively. The decrease is primarily a result of two of ZEN’s largest customers disconnecting their service during Fiscal 2011. These two disconnected services accounted for $1.3 million of the $1.6 million decline in revenues during the period.
Zayo Fiber Solutions. The Zayo Fiber Solutions operating segment was established on July 1, 2010. The revenue recognized by Zayo Fiber Solutions during the nine months ended March 31, 2011 includes dark fiber revenue acquired via our AGL Networks acquisition and our merger with AFS. The revenue also includes dark fiber revenue from customer that were transferred from the Zayo Bandwidth and Zayo Enterprise Networks business segments upon the formation of the Zayo Fiber Solutions operating segment on July 1, 2010. We have not restated the corresponding items of the segment information included within this Report related to the re-allocation of dark fiber products from ZB to the ZFS on July 1, 2010, as we have determined it is impractical to do so.
Operating Costs, Excluding Depreciation and Amortization
Operating Costs, Excluding Depreciation and Amortization. Our operating costs, excluding depreciation and amortization, increased by $7.9 million, or 15%, from $53.7 million to $61.6 million during the nine months ended March 31, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and the AFS Merger during Fiscal 2010, our acquisition of FiberNet in September 2009 as well as our organic network expansion efforts. The increase in operating costs, excluding depreciation and amortization, of 15% occurred during the same period in which our revenues increased by 39%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior periods revenue base and churned revenue. The ratio also benefited from synergies realized related to our previous acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our SG&A expenses during the nine months ended March 31, 2011 and 2010, respectively.

	Nine months ended
	March 31,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$33,691	$26,739
Network operating expenses	20,691	15,438
Other SG&A expenses	17,246	11,421
Transaction costs	873	898

Total SG&A expenses	$72,501	$54,496

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $7.0 million, or 26%, from $26.7 million to $33.7 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and the AFS merger in Fiscal 2011, and our acquisition of FiberNet in September of Fiscal 2010. At March 31, 2011, we had 441 full time employees compared to 339 at March 31, 2010.
Network Operations Expenses. Network operations expenses increased by $5.3 million, or 34%, from $15.4 million to $20.7 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase in such expenses principally reflected the growth of our network assets and the related expenses of operating that expanded network following our acquisition of AGL Networks and the AFS merger during Fiscal 2011. The ratio of network operating expenses as compared to revenues was consistent during the nine months ended March 31, 2011 and 2010 at 9%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense, and maintenance expense on colocation facilities, increased by $5.8 million, or 51%, from $11.4 million to $17.2 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase is a result of our acquisition of AGL Networks and the AFS merger in Fiscal 2011 and FiberNet in September Fiscal 2010 as well as our organic network expansion efforts.
Transaction Costs. Transaction costs, which principally include expenses incurred in connection with potential and closed acquisitions, remained constant at $0.9 million during the nine month periods ended March 31, 2010 and 2011. The transaction cost incurred in the first three quarters of Fiscal 2010 primarily relate to the acquisition of FiberNet and the transaction costs incurred during the same period of Fiscal 2011 primarily relate to the acquisition of AGL Networks and the AFS merger.
Stock-Based Compensation
Stock-based compensation expenses increased by $15.6 million, or 118%, from $13.3 million to $28.9 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase is primarily a result of an adjustment in the estimated value of the Company’s common units. As of March 31, 2011, management estimates the value of the Company’s Class A, B, C, and D common units to be $0.93, $0.72, $0.34, and $0.34, respectively, compared to a valuation of $0.42, $0.23, $0.0, and $0.0, respectively, as of March 31, 2010. Adding to the increase in the stock-based compensation liability during the period was an additional 18.2 million common units vesting subsequent to March 31, 2010.
Depreciation and Amortization
Depreciation and amortization expense increased by $15.4 million, or 51%, from $30.3 million to $45.7 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and the AFS merger in Fiscal 2011, and FiberNet acquisition in September Fiscal 2010, and the resulting depreciation and amortization of such capitalized amounts.
Interest Expense
Interest expense increased by $13.0 million, or 161%, from $11.3 million to $24.3 million during the nine month periods ended March 31, 2010 and 2011, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. Offsetting the increase to interest expense was $2.9 million of interest which was capitalized during the nine month period ended March 31, 2011 related to our construction projects.
Provision for Income Taxes
Income tax expense increased by $5.0 million, or 161% from $3.1 to $8.1 million during the nine month periods ended March 31, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. See “— Factors Affecting Our Results of Operations — Net Operating Losses.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the nine months ended
	March 31,
	2011	2010
	(in thousands)
Expected provision at statutory rate of 34%	$(2,358)	$(1,789)
Increase due to:
Non-deductible stock-based compensation	8,946	4,514
State income taxes, net of federal benefit	1,185	205
Transactions costs not deductible	297	305
Other, net	44	(132)

Provision for income taxes	$8,114	$3,103

Adjusted EBITDA
Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash and non-recurring items. We uses EBITDA and Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe Adjusted EBITDA is especially important in a capital-intensive industry such as telecommunications. We further believe that the presentation of EBITDA and Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.
We also monitor EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio which utilizes EBITDA. We must not exceed a consolidated leverage ratio (funded debt to annualized EBITDA), as determined under the credit agreement, of 4.25x the last quarter’s annualized EBITDA. EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.
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
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from net earnings from continuing operations to Adjusted EBITDA is as follows:

	Three months ended March 31, 2011
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$3.5	$—	$1.3	$1.2	$(22.6)	$(16.6)
Interest expense	0.2	—	—	—	8.8	9.0
Income tax expense	—	—	—	—	2.8	2.8
Depreciation and amortization expense	11.0	0.6	1.3	3.9	—	16.8

EBITDA	14.7	0.6	2.6	5.1	(11.0)	12.0
Transaction costs	—	—	—	—	—	—
Stock-based compensation	8.4	—	0.6	1.6	11.2	21.8

Adjusted EBITDA	$23.1	$0.6	$3.2	$6.7	$0.2	$33.8

	Three months ended March 31, 2010
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$4.3	$—	$1.3	$—	$(17.0)	$(11.4)
Interest expense	0.3	—	—	—	4.2	4.5
Income tax expense	—	—	—	—	0.2	0.2
Depreciation and amortization expense	8.5	0.8	1.4	—	—	10.7

EBITDA	13.1	0.8	2.7	—	(12.6)	4.0
Transaction costs	0.2	—	—	—	—	0.2
Loss on extinguishment of debt	—	—	—	—	5.9	5.9
Stock-based compensation	4.6	—	—	—	7.2	11.8

Adjusted EBITDA	$17.9	$0.8	$2.7	$—	$0.5	$21.9

	Nine months ended March 31, 2011
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$20.9	$0.1	$3.9	$6.5	$(46.5)	$(15.1)
Interest expense	0.7	—	0.2	—	23.4	24.3
Income tax expense	—	—	—	—	8.1	8.1
Depreciation and amortization expense	30.3	1.8	4.0	9.6	—	45.7

EBITDA	51.9	1.9	8.1	16.1	(14.9)	63.0
Transaction costs	0.6	—	—	0.2	—	0.9
Stock-based compensation	11.3	0.1	0.6	2.1	14.9	28.9

Adjusted EBITDA	$63.8	$2.0	$8.7	$18.4	$(0.1)	$92.8

	Nine months ended March 31, 2010
		Zayo
	Zayo	Enterprise
($ in millions)	Bandwidth	Networks	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$18.4	$(0.3)	$2.8	$—	$(29.3)	$(8.4)
Interest expense	0.8	—	—	—	10.5	11.3
Income tax expense	—	—	—	—	3.1	3.1
Depreciation and amortization expense	25.2	1.9	3.2	—	—	30.3

EBITDA	44.4	1.6	6.0	—	(15.7)	36.3
Transaction costs	0.9	—	—	—	—	0.9
Loss on extinguishment of debt	—	—	—	—	5.9	5.9
Stock-based compensation	4.7	—	—	—	8.5	13.2

Adjusted EBITDA	$50.0	$1.6	$6.0	$—	$(1.3)	$56.3

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt-service requirements. See “— Cash flows.” We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital and debt service.
We have debt covenants under both the indenture governing our Notes and our credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The credit facility covenants prohibit us from increasing our total indebtedness above 4.25 of our previous quarter’s annualized EBITDA. Under the indenture governing our Notes, any increase in secured indebtedness would be subject to a pro-forma senior secured leverage test not to exceed 3.5 times our previous quarter’s annualized EBITDA, and the incurrence of total indebtedness is restricted not to exceed 4.25 times our previous quarter’s annualized EBITDA.
As of March 31, 2011, we had $13.1 million in cash and cash equivalents and $0.6 million in non-current restricted cash (included within other long-term assets on the March 31, 2011 condensed consolidated balance sheet). Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. Working capital (current assets less current liabilities) at March 31, 2011 was a deficit of $19.6 million. Although we have a working capital deficit as of March 31, 2011, a majority of the deficit is a result of a current deferred revenue balance of $16.3 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2011 current deferred revenue balance. Additionally, as of March 31, 2011, we had $94.0 million available on our line-of-credit, which can be used to satisfy any short term obligations.
Our net capital expenditures increased by $50.1 million, or 131%, during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, from $38.1 million to $88.1 million. Our capital expenditures primarily relate to success-based contracts. The increase is a result of meeting the needs of our increased customer base resulting from our Fiscal 2011 acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next two fiscal years, we expect that the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our credit agreement, and available cash on hand. These capital expenditures will, however, primarily be success-based, that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As a result, the amount we invest in such capital expenditures will be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our revolving credit facility), equity contributions, and available cash on hand.
Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate no assurance can be given that this will be the case.
We regularly review acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.
The following table sets forth components of our cash flow for the nine months ended March 31, 2011 and 2010.

	Nine months ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$57,351	$47,114
Net cash used in investing activities	(271,745)	(134,709)
Net cash provided by financing activities	138,370	129,085
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $10.2 million, or 21%, from $47.1 million to $57.3 million during the nine month periods ended March 31, 2010 and 2011, respectively. Net cash flows from operating activities during the nine months ended March 31, 2011 represents our net loss of $15.0 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $45.7 million, the deferred tax provision of $5.5 million and non-cash stock-based compensation expense of $28.9 million, plus the change in working capital components. Net cash flows from operating activities during the nine months ended March 31, 2010 represents our net loss of $8.4 million, plus the add back to our net loss of non-cash items deducted in the determination of net income, principally depreciation and amortization of $30.3 million, the deferred tax provision of $2.8 million, non-cash stock-based compensation expense of $13.2 million and our loss on extinguishment of debt of $5.9 million, plus the change in working capital components.
The increase in net cash flows from operating activities is primarily due to an increase in earnings recognized associated with our acquisitions during the nine months ended March 31, 2011, after adjustment for non-cash activities (depreciation and amortization, deferred tax provision and non-cash stock-based compensation expense) offset by the difference in the changes in working capital components.
Cash Flows Used for Investing Activities
We used cash in investing activities of $271.7 million and $134.7 million during the nine months ended March 31, 2011 and 2010, respectively. During the nine months ended March 31, 2011, our principal uses of cash in investing activities was our $73.7 million purchase of AGL Networks, our $110.0 merger with AFS and $88.1 million in additions to network-related equipment, net of stimulus grant reimbursements. During the nine months ended March 31, 2010, our principal uses of cash in investing activities was our $96.6 million purchase of FiberNet and $38.1 million in additions to network-related equipment.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $138.4 million and $129.1 million during the nine months ended March 31, 2011 and 2010, respectively. Our cash flows from financing activities during the nine months ended March 31, 2011 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering and $35.5 million in equity contributions from CII. These cash inflows were offset by $4.1 million in deferred financing costs and $1.4 million in principal payments on capital leases during the period. Our cash flows from financing activities during the nine month period ended March 31, 2010 primarily consisted of $37 million from equity contributions and $246.9 million in net proceeds from our March 2010 Note offering. These financing inflows were offset by the repayment of our outstanding term loans totaling $136.3 million, debt issuance costs incurred during the period of $11.0 million, $1.5 million in capital lease principal payments, and $6.0 million in transfers of cash to restricted cash accounts.

Contractual Cash Obligations
The following table represents a summary of our estimated future payments under contractual cash obligations as of March 31, 2011. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

		Less			More
		Than			Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(in thousands)
Long-term debt (principal and interest)	$568,255	$35,875	$76,250	$71,750	$384,380
Operating leases	171,343	22,761	38,375	31,844	78,363
Purchase obligations	22,107	21,410	697	—	—
Capital leases (principal and interest)	16,267	1,878	3,490	3,253	7,646

Total	$777,972	$81,924	$118,812	$106,847	$470,389

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
We have reviewed all new accounting pronouncements and have concluded that none of the recently issued pronouncements will have a material impact on our consolidated results of operations, financial condition, or financial disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure in the financial markets consists of changes in interest rates from time to time.
As of March 31, 2011, we had outstanding approximately $350.2 million of fixed-rate Notes, approximately $11.5 million of capital lease obligations, and $94.0 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes as of March 31, 2011 to be $381.5 million compared to the carrying value of $350.2 million.
As of June 30, 2010, we had outstanding approximately $247.1 million of fixed-rate Notes, approximately $12.7 million of capital lease obligations, and $69.1 million available for borrowing under a $75.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes as of June 30, 2010 to be $252.5 million compared to the carrying value of $247.1 million.
We are exposed to the risk of changes in interest rates if it is necessary to acquire additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We do not have any material foreign currency or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of March 31, 2011 and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2011, (i) our total debt and capital leases were $365.9 million and (ii) we had $94.0 million available for borrowing under our credit agreement, subject to certain conditions. Subject to the limitations set forth in the indenture and our credit agreement, we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt could intensify.
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
Our Adjusted EBITDA and capital expenditures were $92.8 million and $88.1 million (net of stimulus grant reimbursements), respectively during the nine month period ended March 31, 2011. Our internal projections indicate that, even if we do not consummate any acquisitions, our interest expense plus capital expenditures will exceed our cash flow from operations in our fiscal year ending June 30, 2011 (“Fiscal 2011”). In the several quarters thereafter, we do not expect our existing business to generate cash flow from operations that exceeds interest expense and capital expenditures by a significant ratio. Our credit agreement allows for this cash flow deficit by permitting a consolidated fixed charge ratio below 1:1 during Fiscal 2011. Under our credit agreement, fixed charges exclude, in all periods, capital expenditures on fiber-to-the-tower builds, which has historically been a material portion of our capital expenditures.

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
We Incurred Net Losses in the Current and Prior Periods and We Cannot Guarantee That We will Generate Net Income in the Future.
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
Our largest single customer accounted for approximately 13% of our monthly recurring revenue for the three months ended March 31, 2011, and total revenues from our top ten customers accounted for approximately 47% of our monthly recurring revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
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
We are Highly Dependent on Our Management Team and Other Key Employees.
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, or Matthew Erickson is bound by an employment agreement with us. A portion of Daniel Caruso’s professional time is spent on his service as Executive Chairman of Envysion, Inc., of which he is a significant investor. John Scarano terminated his employment with the Company effective December 1, 2010. The loss of one or more further members of our management team or other key employees is likely to have a material adverse effect on our business. See “—Executive Officers and Directors” and “—Principal Equity Holders.” In addition, our management team’s equity interests are at CII, our ultimate parent. Accordingly, if CII’s other subsidiaries acquire assets, our management could have, indirectly, a significant portion of their equity in another enterprise and could devote substantial attention to it.

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
Consolidation Among Companies in the Telecommunications Industry could Adversely Impact our Business
The telecommunications industry is intensely competitive and has undergone significant consolidation over the past few years. Many of the CLECs and other facilities-based telecommunications providers in the industry are able to deploy their own fiber assets to their customers and only lease fiber in areas in which they do not have their own fiber deployed. There are many reasons for consolidation in the industry, including the desire for telecommunication companies to acquire network assets in regions where they currently have no or insufficient amounts of owned network infrastructure. The consolidation within the industry may decrease the demand for leased fiber infrastructure assets.

ITEM 6.	EXHIBITS —

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.1
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2011).

10.2
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated January 5, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 13, 2011).

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

ZAYO GROUP, LLC
Date: May 13, 2011	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer