Form 10-K
period 2011-06-30
Zayo Group LLC
filed 2011-09-09
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-169979
Zayo Group, LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
400 Centennial Parkway, Suite 200,
Louisville, CO 80027
(Address of Principal Executive Offices)
(303) 381-4683
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ The registrant is no longer subject to the filing requirements of the Exchange Act, but filed all Exchange Act reports when it was required to do so.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 31, 2011, 1,000 membership interest units were outstanding, none of which are held by non-affiliates of the registrant.

GLOSSARY OF TERMS
Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this prospectus, we have provided definitions of some of these terms below.
4G: Fourth generation of cellular wireless standards. It is a successor to 3G and 2G standards, with the aim to provide a wide range of data services, with rates up to gigabit-speed Internet access for mobile, as well as stationary users.
ADM: Add drop multiplexer; optronics that allow for lower speed SONET services to be aggregated or multiplexed to higher speed SONET services. These optronics are used to provide SONET-based Bandwidth Infrastructure services over fiber.
Backbone: A major fiber optic network that interconnects smaller networks including regional and metropolitan networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.
Bandwidth Infrastructure: Lit and dark bandwidth provided over fiber networks. These services are commonly used to transport telecom services, such as wireless, data, voice, Internet and video traffic between locations. These locations frequently include cellular towers, network-neutral and network specific data centers, carrier hotels, mobile switching centers, CATV head ends and satellite uplink sites, ILEC central offices, and other key buildings that house telecommunications and computer equipment. Bandwidth Infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include private line, Ethernet and Wavelength services. Bandwidth Infrastructure services that are not lit are sold as dark-fiber capacity.
Capacity: The information carrying ability of a telecommunications service. Below is a list of some common units of capacity for bandwidth and colocation services:
DS-0: A data communication circuit capable of transmitting at 64 Kbps.
DS-1: A data communication circuit capable of transmitting at 1.544 Mbps.
DS-3: A data communication circuit capable of transmitting at 45 Mbps.
OC-3: A data communication circuit capable of transmitting at 155 Mbps.
OC-12: A data communication circuit capable of transmitting at 622 Mbps.
OC-48: A data communication circuit capable of transmitting at 2.5 Gbps.
OC-192: A data communication circuit capable of transmitting at 10 Gbps.
Carrier: A provider of communications services that commonly include voice, data and Internet services.
Carrier Hotel: A building containing many carriers, IXCs, and other telecommunications service providers that are widely interconnected. These facilities generally have high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability and advanced fire suppression systems.
CATV: Community antennae television; cable television.
CDN: Content distribution network; a system of computers networked together across the Internet that cooperate to deliver various types of content to end users. The delivery process is designed generally for either performance or cost.
Central Office: A facility used to house telecommunications equipment (e.g., switching equipment), usually operated by the ILECs and CLECs.
CLEC: Competitive local exchange carrier; provides local telecommunications services in competition with the ILEC.

Cloud Computing: An Internet-based or intranet-based computing environment wherein computing resources are distributed across the network (i.e., the “cloud”) and are dynamically allocated on an individual or pooled basis, and are increased or reduced as circumstances warrant, to handle the computing task at hand.
Colocation: The housing of transport equipment, other communications equipment, servers and storage devices within the same location. Some colocation providers are network-neutral, meaning that they allow the customers who colocate in their facilities to purchase Bandwidth Infrastructure and other telecommunications services from third parties. Operators of these colocation facilities sell interconnection services to their customers, enabling them to cross connect with other customers located within the same facility and/or with Bandwidth Infrastructure providers. Other colocation facilities are operated by service providers and are network-specific in that they require their customers to purchase Bandwidth Infrastructure and other telecommunications services from them.
Conduit: A pipe, usually made of metal, ceramic or plastic, that protects buried fiber optic cables.
Data center: A facility used to house computer systems, backup storage devices, routers, services and other Internet and other telecommunications equipment. Data centers generally have environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.
Dark-Fiber: Fiber that has not yet been connected to telecommunications transmission equipment or optronics and, therefore, has not yet been activated or “lit.”
DS: Digital signal level; a measure of the transmission rate of optical telecommunications traffic. For example: DS-1 corresponds to 1.544 Mbps and DS-3 corresponds to 45 Mbps. See the definition of “Capacity,” above.
DWDM: Dense wavelength-division multiplexing. The term “dense” refers to the number of channels being multiplexed. A DWDM system typically has the capability to multiplex greater than 16 wavelengths.
Ethernet: The standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in metropolitan, regional and long haul networks as well.
Fiber Optics: Fiber, or fiber optic cables, are thin filaments of glass through which light beams are transmitted over long distances.
Gbps: Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals 1 billion bits of information.
HDTV: High-definition television.
ILEC: Incumbent local exchange carrier; a traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.
Interconnection Service: A service that is used to connect two customers who are located within a single building or within a single colocation space using either fiber or other means.
IP: Internet protocol; the transmission protocol used in the transmission of data over the Internet.
ISP: Internet service provider; provides access to the Internet for consumers and businesses.
IXC: Inter-exchange carrier; a telecommunications company that traditionally provided telecom service between local voice exchanges and intrastate or interstate (i.e., long distance) voice exchanges. Today, IXCs frequently provide additional services to their customers beyond voice including data and wireless Internet services.
Lateral/Spur: An extension from the main or core portion of a network to a customer’s premises or other connection point.
Local Loop: A circuit that connects an end customer premise to a metropolitan network, regional network or backbone network.

LTE Network: Long-term evolution network; can be used to provide 4G cellular networks that are capable of providing high speed (greater than 100 Mbps) cellular data services.
Mbps: Megabits per second; a measure of telecommunications transmission speed. One megabit equals one million bits of information.
Meet-Me Room: A physical location in a building, usually a data center or carrier hotel, where voice carriers, Internet service providers, data service providers and others physically interconnect so that traffic can be passed between their respective networks. At any given colocation facility or data center, network owners may also be able to interconnect outside the Meet-Me Room.
Mobile Switching Centers: Buildings where wireless service providers house their Internet routers and voice switching equipment.
MPLS: Multi-protocol label switching; a standards-based technology for speeding up data services provided over a network and making those data services easier to manage.
Multiplexing: An electronic or optical process that combines a large number of lower speed transmissions into one higher speed transmission.
NOC: Network operations center; a location that is used to monitor networks, troubleshoot network degradations and outages, and ensure customer network outages and other network degradations are restored.
OC: Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example: OC-3 corresponds to 155 Mbps. See the definition of “Capacity,” above.
Optronics: Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing SONET, Ethernet, Wavelength and other service over fiber optic cable.
POP: Point-of-presence; a location in a building separate from colocation facilities and data centers that houses equipment used to provide telecom or Bandwidth Infrastructure services.
PRI: Primary rate interface; a standardized telecommunications service level for carrying multiple DS-0 voice and data transmissions between a network and a user.
Private Line: Dedicated private bandwidth that generally utilizes SONET technology and is used to connect various locations.
RLEC: Rural local exchange carrier; an ILEC that serves rural areas.
Route Miles: The length, measured in non-overlapping miles, of a fiber network. Route miles are distinct from fiber miles, which is the number of route miles in a network multiplied by the number of fiber strands within each cable on the network. For example, if a ten mile network segment has a 24-count fiber installed, it would represent 10x24 or 240 fiber miles.
SONET: Synchronous optical network; a network protocol traditionally used to support private line services. This protocol enables transmission of voice, data and video at high speeds. Protected SONET networks provide for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.
Streaming: The delivery of media, such as movies and live video feeds, over a network in real time.
Switch: An electronic device that selects the path that voice, data and Internet traffic take or use on a network.
Transport: A telecommunication service to move data, Internet, voice, video or wireless traffic from one location to another.
VPN: Virtual private network; a computer network that is implemented as an overlay on top of an existing larger network.
Wavelength: A channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.
WiMax: Worldwide interoperability for microwave access. WiMax services can be used by 4G cellular networks that are capable of providing high speed (greater than 100 Mbps) cellular data services.

PART I

ITEM 1.	BUSINESS
Overview
Zayo Group, LLC (“we” or “us”) is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense regional and metropolitan fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which are usually three to five years in length (and typically seven to ten years for fiber-to-the-tower services). Our dark-fiber contracts are generally longer term in nature, up to 20 years and in a few cases longer. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.
Our fiber networks span over 24,000 route miles, serve 153 geographic markets in the United States, and connect to over 4,300 buildings, including approximately 1,978 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburg, Pennsylvania; and Memphis, Tennessee.
We were founded in 2007 in order to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase price of $546.5 million (after deducting our acquisition cost for Onvoy Voice Services (“OVS”) and Zayo Enterprise Networks (“ZEN”), two business units which we spun-off to our parent in March of 2010 and April of 2011, respectively; see “— Our Business Units “). We have invested $235.4 million (after deducting that portion of our equity capital that we used to fund our acquisition of OVS and ZEN) of equity capital to fund these acquisitions. Some of our most significant acquisitions to date have been:
•	PPL Telecom, LLC. We acquired PPL Telecom on August 24, 2007 for $56.7 million. PPL Telecom’s businesses and assets are primarily deployed in our Zayo Bandwidth business unit.
•	Onvoy, Inc (“Onvoy”). We acquired Onvoy on November 7, 2007, for $77.2 million. The business and the assets that we acquired when we purchased Onvoy were divided into the Zayo Bandwidth (“ZB”), ZEN and OVS business units. On March 12, 2010, we distributed all of the shares of common stock of Onvoy, which holds the OVS business unit, to Zayo Group Holdings, Inc. (“Holdings”), our current direct shareholder. On April 1, 2011, we distributed all of the assets and liabilities of the ZEN unit to Holdings. See “Item 7: Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors Affecting Our Results of Operations —Spin-Off of Business Units.”
•	Citynet Fiber Networks, LLC. We acquired Citynet Fiber Networks on February 15, 2008, for $102.2 million. Citynet Fiber Networks’ assets are deployed in the ZB business unit.
•	FiberNet Telecom Group, Inc (“FiberNet”). We acquired FiberNet on September 9, 2009, for $104.1 million. We formed our zColo business unit from a portion of the legacy FiberNet assets. The remaining FiberNet assets were contributed to our ZB business unit.

•	AGL Networks, LLC (“AGL Networks”). We acquired AGL Networks on July 1, 2010, for approximately $73.7 million. The business and the assets that we acquired with AGL were used to establish the new Zayo Fiber Solutions (“ZFS”) business unit.
•	American Fiber Systems Holdings Corporation (“AFS”). We acquired AFS on October 1, 2010 for $114.1 million. The business and the assets were contributed to the ZB and ZFS business units.
See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — Business Acquisitions” for additional information regarding our acquisitions and asset purchases since inception.
We are a wholly-owned subsidiary of Holdings a Delaware corporation, which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2011 as “Fiscal 2011” and the year ended June 30, 2010 as “Fiscal 2010.”
Our Business Strategy
Our primary business objective is to be the preferred provider of bandwidth infrastructure and network-neutral colocation and interconnection services within our target markets. The following are the key elements to our strategy for achieving this objective:
Selectively Expand Through Acquisitions. We have made numerous acquisitions since our founding and we will continue to evaluate potential acquisition opportunities. As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We have consistently demonstrated that we are able to acquire and effectively integrate companies and organically grow revenue and EBITDA post-acquisition. Acquisitions have the ability to increase the scale at which we operate, which in turn affords us the ability to increase our operating leverage, extend our network reach, and broaden our customer base. We will continue to evaluate potential acquisitions, both small and large, on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity for us to create value as a result of the acquisition. See “Item 1A: Risk Factors — Future Acquisitions are a Component of Our Strategic Plan, and will Include Integration and Other Risks That could Harm Our Business.”
Specifically Focus on Bandwidth Infrastructure and Colocation Services. Bandwidth infrastructure and network-neutral colocation and interconnection services are critical network components in the delivery of services (including Internet connectivity, wireless voice and data, content delivery and voice and data networks) by communications service providers to their end users. We believe our disciplined approach and specific focus on providing these critical services to our targeted customers enable us to provide a high level of customer service while at the same time being responsive to their needs and to changes in the marketplace.
Leverage Our Extensive Infrastructure Asset Base by Targeting Customers Within Our Network Footprint. Targeting our sales efforts on markets that are served by our network enables us to reduce our reliance on, and the associated costs of, third-party service providers. This also enables us to provide our customers with a high level of customer service while producing high incremental margins and attractive returns on the capital we invest.
Continue to Expand and Leverage Our Fiber-to-the-Tower Footprint. We believe the bandwidth needs for wireless backhaul will continue to grow with the continued adoption of smart phones, tablet PCs, netbooks, and other bandwidth-intensive mobile devices, as well as the escalating deployment of 4G networks. The legacy copper infrastructure that currently serves most cellular towers is not able to provide the same bandwidth capacity as our fiber-based networks. Our existing fiber-to-the-tower networks enable us to sell additional bandwidth to our existing customers as their capacity needs grow, as well as sell our bandwidth infrastructure services to other wireless carriers located on these towers. In addition, we will continue to seek opportunities to expand our fiber-to-the-tower footprint where the terms of the contract provide an attractive return on our investment. The expansion of our fiber-to-the-tower network footprint provides the ancillary benefit of bringing other potential customer locations within reach of our network.

Maintain a Disciplined Approach to Capital Investments. A significant portion of our capital expenditures are “success-based,” meaning that the capital is invested only after we have entered into a customer contract with terms that we believe provide an attractive return on our investment. When building our networks, we design them so that adding incremental customers to the network or increasing the bandwidth for an existing customer can be done economically and efficiently. As customer demand increases for our network-neutral colocation and interconnection services, we will seek opportunities to invest in additional data center space.
Our Business Units
As of June 30, 2011, we were organized into three autonomous business units: ZB, zColo and ZFS. Each business unit is structured to provide sales, delivery and customer support for its specific telecom and Internet infrastructure services. A fourth business unit, ZEN, was spun-off during Fiscal 2011 and a fifth business unit, OVS, was spun-off during Fiscal 2010 to Holdings, our direct shareholder. These business units were spun-off as it was determined that the services they provided did not fit within our current business model of providing bandwidth infrastructure, colocation and interconnection services.
Our business units have historically been identified by both the products they offer and the customers they serve. Effective January 1, 2011, prior to the spin-off of the ZEN unit, the ZEN unit was restructured in order for our business units to more closely align with their product offerings rather than a combination of product offerings and customer demographics. The restructuring resulted in the ZEN unit transferring its bandwidth infrastructure products to the ZB unit, its dark fiber products to the ZFS unit and its colocation products to the zColo unit. The remaining ZEN unit that was spun-off to Holdings on April 1, 2011, comprised our legacy managed services product offerings.
Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our metropolitan and regional fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, and Ethernet services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carrier (“IXCs”), Rural Local Exchange Carrier (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers), media and content companies (including cable and satellite video providers), and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.
zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Los Angeles, California and Nashville, Tennessee. As a result of the restructuring of our business units, in January 2011, zColo was transferred five facilities from ZEN and ZB located in Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburg, Pennsylvania; and Memphis, Tennessee. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of June 30, 2011 and June 30, 2010 the zColo unit managed 72,927 and 41,091 square feet of billable colocation space, respectively.
Zayo Fiber Solutions. The ZFS unit was formally launched on July 1, 2010, after our acquisition of AGL Networks, a company whose business was comprised solely of dark-fiber-related services. See “ — Item 7. Management Discussion and Analysis: — Overview — Recent Developments.” The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by ZEN and ZB. Subsequent to the acquisition, we transferred those existing dark-fiber customer contracts to our ZFS unit and began leveraging a portion our pre-existing fiber network to provide dark-fiber solution offerings.
Through our ZFS unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. ZFS’s customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly basis for these services.

Below is a summary of the key services provided by our three business units, the types of customers we target and our representative peer groups that offer comparable services:

Business Unit	Key Services	Target Customers	Peer Group

Zayo Bandwidth	• bandwidth infrastructure, including lit services such as private lines, wavelengths, and Ethernet	• Top 200 bandwidth users in the United States (wireless, carriers/local exchange carriers, media and content companies)	• AboveNet, Inc. • Sidera Networks (formerly RCN Metro)

ZColo	• Network-neutral colocation • Interconnection	• Carriers, service providers, colocation-intensive enterprises	• The Telx Group, Inc. • Equinix, Inc

Zayo Fiber Solutions	• Bandwidth infrastructure, primarily dark-fiber leases	• Carriers, media and content companies, large enterprises and public sector	• AboveNet, Inc. • Fibertech Networks, LLC
Financial information for each of our business units is contained in Note 17 — Segment Reporting to our consolidated financial statements.
Industry
We classify the communications services industry into four distinct categories: enablers of infrastructure, telecom and Internet infrastructure service providers, communications service providers, and end users. Bandwidth infrastructure services and colocation and interconnection services are components of telecom and Internet infrastructure services.
•	Enablers of Infrastructure. Entities that approve, sell, or provide the licenses, rights-of-way, and other necessary permits and land that are required in order to provide telecom and Internet infrastructure services.
•	Telecom and Internet Infrastructure Service Providers. Companies that own and operate assets that are used to provide (i) raw bandwidth services, including bandwidth infrastructure, that are used to transport wireless, data, voice, Internet and video traffic using fiber, legacy copper, or microwave networks, (ii) colocation services used to house and interconnect networks, and (iii) cellular tower services to Communication Service Providers. Telecom and Internet infrastructure service providers rely on enablers of infrastructure to provide their services.
•	Communications Service Providers. Companies that market and sell communications services such as voice, Internet, data, video, wireless, CDN services, and hosting solutions. Telecom and Internet infrastructure services are used by nearly all communications service providers in the provision of services such as Internet connectivity, wireless voice and data services, content delivery, and voice and data networks to end users.
•	End Users: Public sector entities, businesses, and private consumers that purchase communications services.

We are a provider of bandwidth infrastructure and colocation services, a subset of telecom and Internet infrastructure services. We provide the following services:
•	Bandwidth Infrastructure. Bandwidth infrastructure providers transport communications services, such as wireless, data, voice, Internet and video traffic over fiber networks. Bandwidth infrastructure providers supply lit bandwidth and/or dark fiber between locations, such as cellular towers, neutral and network-specific data centers, carrier hotels, mobile switching centers, CATV head ends and satellite uplink sites, ILEC central offices, and other key buildings that house telecommunications and computer equipment. Bandwidth infrastructure services (including fiber-to-the-tower) primarily consist of private line, Ethernet and Wavelength services commonly referred to as lit services, bandwidth infrastructure services that are not lit are sold as dark-fiber capacity.
•	Colocation. Colocation providers offer a highly controlled environment for housing telecommunications, Internet and other networking and computer equipment such as switches, routers, transport equipment, servers and storage devices within their own colocation facilities. Network-neutral data center providers allow customers who colocate in their facilities to purchase bandwidth infrastructure and other telecommunications services from third parties. This enables customers to interconnect with other customers colocated at the same facility and/or with bandwidth infrastructure providers of their choice. Network-specific data center providers require their customers to purchase bandwidth infrastructure and other telecommunications services from them.
Nearly all communications service providers utilize one or more forms of telecom and Internet infrastructure services in order to provide services such as Internet connectivity, wireless voice and data services, CDN services, hosting services, local and long distance voice networks, HDTV networks and data networks. These services are typically offered by ILECs, RLECs, hosting companies, wireless service providers, IXCs, CLECs, CATV, satellite TV, and CDN service providers.
In recent years, the industry has experienced significant increases in global IP traffic. The growth in Internet traffic overall is being driven by a mix of consumer and business trends including the proliferation of wireless smart phones, rich media such as video on demand, real time online streaming video, social networks, online gaming, cloud computing, 3G and 4G mobile broadband cards, and the trend towards enterprise outsourcing of IT and storage needs.
Growth in demand of telecom and Internet infrastructure services is also likely to continue to come from private data networks or those networks that do not utilize the Internet. Such networks have many uses including executing trades and backing up data for the major financial exchanges, securely transferring corporate and government information, conducting high definition video calls, supporting federal medical privacy regulations (HIPPA) compliance when sending patient medical x-rays electronically, and backing up or storing other critical data. Services sold by bandwidth infrastructure providers are commonly used to support these data networks.
In recent years, there have been numerous acquisitions of companies that provide bandwidth infrastructure services in the United States. We believe our industry will continue to consolidate, resulting in a decrease in the number of bandwidth infrastructure providers. At the same time, we anticipate that demand for bandwidth will continue to increase, positively impacting businesses that provide bandwidth infrastructure services.
Our Telecom and Internet Infrastructure Assets
Our telecom and Internet infrastructure assets consist of our fiber networks (including our fiber-to-the-tower networks), the optronics that we use to provide our bandwidth infrastructure services over our fiber networks, and our data centers where we provide network-neutral colocation and interconnection services.

Networks
The vast majority of our fiber networks are owned or operated under long-term indefeasible right of use (“IRU”) contracts, span over 24,000 route miles, and connect to 153 geographic markets in the United States. Within the markets that we serve, our network connects to over 4,300 buildings, including major data centers, carrier hotels and central offices, single-tenant high-bandwidth locations, cellular towers and enterprise buildings. Our networks are designed in such a way that ample opportunity exists to organically add additional markets and buildings to our networks; we are focused on adding markets and buildings that have limited or no existing bandwidth infrastructure providers. Our fiber networks also have the following key attributes:
•	Modern Fiber and Optronics. Our modern fiber networks support current generation optronics as well as Dense Wave Division Multiplex (“DWDM”) systems, Add Drop Multiplexing (“ADM”) systems, and Ethernet switches. This equipment is used to provide our lit bandwidth infrastructure services. The vast majority of our networks are capable of supporting next generation technologies with minimal capital investment.
•	Scalable Network Architecture. Our networks are scalable, meaning we have spare fiber that will allow us to continue to add additional capacity to our network as demand for our services increases. In addition, many of our core network technologies utilize DWDM systems, nearly all of which have spare capacity whereby we can continue to add wavelengths to our network without consuming additional fiber.
•	Extensive Coverage in Locations with Few Fiber Alternatives. We focus our sales and marketing efforts within our network footprint, specifically those areas within our networks (including our fiber-to-the-tower networks) that we believe are less competitive. A significant portion of our revenue is derived from small and midsized markets and from our fiber-to-the-tower network that, in general, have a limited number of fiber alternatives. We frequently connect customer locations in our target small to midsized markets back to major data centers, carrier hotels and central offices, single-tenant high-bandwidth locations, enterprise buildings and other major telecommunications buildings that are usually located in larger markets. We also target locations in larger markets with few fiber alternatives such as cellular towers and enterprise buildings.
Regional Fiber Networks. We use our regional fiber networks to provide bandwidth infrastructure services between markets that we serve. Our regional networks are commonly used in the following scenarios: First, to provide service between on-net buildings (or buildings that are directly connected to our fiber network), that are located in different large markets, for example, Chicago and New York. Second, to connect our on-net buildings in small and midsized markets back to major data centers, wireless switching centers, carrier hotels and ILEC central offices in larger markets, for example, between Lima, Ohio and Cleveland, Ohio. Occasionally our networks provide service between on-net buildings in two different small or midsized markets located on various parts of our regional networks, for example, between Sioux Falls, South Dakota and Alexandria, Minnesota. We seek to continue to add new markets to our regional networks on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. We have deployed current generation DWDM technologies across most of our regional networks which are capable of scaling to 400 Gbps of bandwidth, which allow us to continue to add capacity as demand for bandwidth increases. We expect technology to continue to advance and that we will augment our regional networks accordingly.
Fiber-to-the-Tower Networks. We operate fiber-to-the-tower (“FTT”) networks in 45 distinct geographic areas across our footprint and have FTT projects under construction in four additional markets. We connect to 1,978 cellular towers and have contracts with multiple national wireless carriers to build out to 500 additional towers. These fiber-to-the-tower networks provide our customers with bandwidth infrastructure services that offer significantly improved performance over legacy copper networks. Our fiber-to-the-tower networks are scalable, which means that we can increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our fiber-to-the-tower markets are generally in areas where we already have dense networks, which afford us the ability to offer ring-protected fiber-to-the-tower services. As such, we are able to offer a higher service level agreement than those traditionally offered over legacy unprotected microwave and copper networks.
Our fiber-to-the-tower networks have the ability to provide significantly more bandwidth to a given tower than copper and microwave networks. We believe that bandwidth used on our fiber-to-the-tower networks will grow over time as smart phone penetration increases, tablet computers and readers are adopted, wireless 3G and 4G laptop cards are more broadly used, video consumption increases on mobile devices, and 3G networks are upgraded to 4G networks, including LTE and WiMax networks.

Diverse Portfolio of On-Net Buildings. We provide service to over 4,300 on-net buildings and are continually making capital investments to increase our on-net building footprint. On-net buildings are buildings that directly connect via fiber to our metropolitan or regional fiber networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network are primarily composed of the following:
•	Data Centers, Carrier Hotels and Central Offices. These buildings house multiple consumers of bandwidth infrastructure services. Our networks generally connect the most important of these buildings in the markets where we operate. We have 340 of these types of facilities connected to our network.
•	Single-Tenant, High-Bandwidth Locations. These buildings house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and hosting centers. Our network is connected to these buildings only when the tenant purchases services from us. We currently have 345 single-tenant, high-bandwidth locations on-net.
•	Cellular Towers. We connect to cellular towers and other locations that house wireless antennas. We have 1,978 cellular towers on-net, and we are actively constructing an additional 500. We have signed contracts to provide service to at least one tenant at each tower that we connect or will connect to. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants.
•	Enterprise Buildings. Our network extends to 1,653 enterprise buildings. These buildings contain a mix of single tenant and multi-tenant enterprise buildings and include hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.
Key Colocation Facilities Exclusively in Major Telecom/Internet Buildings
Our key colocation facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York, New York and 165 Halsey Street in Newark, New Jersey. zColo also has the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street, although carriers may inter-connect there in less cost-effective manners including without using the Meet-Me-Room. We also have colocation facilities located in Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburg, Pennsylvania; and Memphis, Tennessee. All of our colocation facilities are network-neutral and have backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment and ample power to meet customer needs. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total approximately 73,000 net square feet of usable data center space.
Network Management and Operations
Our primary network operations center (“NOC”) is located in Tulsa, Oklahoma and provides 24-hour, 365-day monitoring and network surveillance. We continually monitor for and proactively respond to any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.
Rights-of-Way
We have the necessary right-of-way agreements and other required rights, including state and federal government authorization, that allow us to maintain and expand our fiber networks which are located on private property and public rights-of-way, including utility poles. When we expand our network we obtain the necessary construction permits, license agreements, permits and franchise agreements. Certain of these permits, licenses and franchises are for a limited duration. When we need to use private property our strategy is to obtain right-of-way agreements under long-term contracts.

Other
We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through the members’ equity contributions, borrowings under our credit agreement, and cash provided by operating activities.
Our Services
Zayo Bandwidth. Through our ZB unit, we offer bandwidth infrastructure services over our fiber network. These service offerings are targeted to meet the needs of the largest consumers of bandwidth infrastructure in the United States. Services are primarily provided under contracts with terms ranging from three to ten years and typically include a monthly recurring charge and in many cases an installation fee. The monthly recurring fee is fixed in most cases and is based on the amount of bandwidth provided and the type of locations to which the bandwidth connects.
Bandwidth infrastructure services typically include (i) private line services that range in speed, or bandwidth provided, from 45 Mbps to 10 Gbps and include DS-1, DS-3, OC-3, OC-12, OC-48 and OC-192 service; (ii) Ethernet services that range in speed from 100 Mbps to 10 Gbps; (iii) wavelength services that are provided at 2.5 Gbps and 10 Gbps speeds; and (iv) fiber-to-the-tower services. ZB offers several configurations of these services. These configurations include simple point-to-point (or building-to-building) services and more complex point-to-multi-point or multi-point-to-multi-point services. We also custom-tailor complex network solutions for our largest customers, including customized low latency routing, multi-hundred location fiber-to-the-tower networks and other similarly customized deployments.
All services are provided over modern fiber optic cable and are monitored by our 24-hour, 365-day NOC. A majority of our services are provided end-to-end exclusively over our fiber network, which provides many benefits including:
•	avoidance of the cost of third-party service providers, including ILECs;
•	the ability to rapidly and cost effectively scale, or increase bandwidth, to meet the growing network requirements of our customers; and
•	ease in identifying and responding to customer service inquiries over one contiguous fiber network.
ZB is an active participant in federal broadband stimulus projects- available through the Broadband Technology Opportunity Program and the American Recovery and Reinvestment Act. For more information, see “ Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Broadband Stimulus Awards.”
zColo. Through our zColo business unit, we provide network-neutral colocation, interconnection and other services.
Colocation Services. Our facilities provide our customers with secure, reliable, and environmentally-controlled data center space. Our colocation services include redundant power and cooling, physical security, fire suppression and remote hands services. Each of our colocation facilities is managed by experienced and well-trained technicians and monitored from our network control center based in New York, New York. We typically provide our services for an installation fee and a recurring monthly fee and generally provide them on one to five year contracts.
•	Space. We sell cabinets, racks, half-racks and cages. We also provide and charge for remote hands/remote technician services.
•	Power. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators.

•	Interconnection Services. As a network-neutral provider of colocation services, we provide our customers with interconnection services including fiber, OCn, DS3 and DS1 service levels. These services are provided for terms between one and five years for a recurring fee and in many cases a non-recurring fee. Interconnection services allow customers to connect and deliver capacity services between separate networks.
Zayo Fiber Solutions. Through our ZFS unit, we provide dark-fiber-related services to customers who desire to operate their telecommunications and data networks at the fiber level, in those markets where we have fiber inventory in excess of our needs. These include customers from Zayo Bandwidth, as well as from the legacy AFS and AGL Networks businesses, and range from large wireless carriers to local municipalities. Dark-fiber related services generally consist of the following:
•	Dark-Fiber Leases. We provide our customers the opportunity to lease dark-fiber, usually in pairs, for a monthly recurring fee or upfront payment. Contracts are generally long-term (up to 20 years and in a few cases longer) and sometimes include automatic annual price escalators.
•	Maintenance & Other Services. Dark-fiber leases also include maintenance services for which Zayo charges customers on a recurring basis. Other related services may include building entrance fiber or riser fiber for distribution within a building.
Demand for all of our services does not materially fluctuate based on seasonality.
Sales and Marketing
Each of our business units has its own sales team. Our business units primarily engage in direct sales without the use of agents or resellers. In the aggregate, our three business units employ 36 sales representatives. Each of these sales representatives is responsible for meeting a monthly quota. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.
Our ZB sales force is distributed across the country and focuses on a select group of 100 accounts. These accounts consist of the largest consumers of both lit and dark bandwidth in the United States, including national carriers, wireless carriers, PTT’s media and content businesses, RLECs, CLECs and other bandwidth-intensive businesses. The Zayo Bandwidth sales team is focused on delivering the Company’s lit bandwidth infrastructure product offerings to these select 100 accounts.
The ZFS sales force collaborates with the ZB sales force in order to market and deliver the Company’s dark bandwidth infrastructure and lit bandwidth infrastructure product offerings to the 65 accounts identified by management as the largest bandwidth consumers in the United States.
Our zColo sales force is located in various markets and is focused on existing customers who are located within our colocation facilities that require additional interconnection or colocation services, and on new customers such as content and media companies, domestic and international carriers, and other bandwidth-intensive businesses that require colocation services in the major carrier hotels and data centers in the United States.
In January of 2011, the Company established the Zayo Networks sales and solutions organization. Zayo Networks includes approximately 20 sales representatives organized into geographic teams. The Zayo Networks sales team has a mission of selling all of the Company’s product offerings to companies outside of the top wholesale accounts that have fiber-based bandwidth and colocation needs, including healthcare, education, financial companies, regional carriers, Internet service providers and other bandwidth-intensive businesses located near our existing network assets. Each regional team has dedicated project managers, sales engineers, and Outside Plan Solutions Engineers to develop cost effective and reliable customer network solutions.
In addition to its mission of selling Zayo’s product portfolio to approximately 1000 customers, Zayo Networks is responsible for the Company’s marketing efforts. The marketing staff manages Zayo’s web presence, customer facing mapping tools, marketing campaigns and public relations.

Our Customers
Our customers generally have a significant and growing need for the telecom and Internet infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses such as companies in the education, healthcare, financial services, and technology industries. Our largest single customer accounted for approximately 13% of our monthly recurring revenue as of June 30, 2011, and total revenues from our top ten customers accounted for approximately 47% of our monthly recurring revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
The majority of our customers sign Master Service Agreements (“MSAs”) that contain standard terms and conditions including service level agreements, required response intervals, indemnification, default, force majeure, assignment and notification, limitation of liability, confidentiality and other key terms and conditions. Most MSAs also contain appendices that contain information that is specific to each of the services that we provide. The MSAs either have exhibits that contain service orders or, alternatively, terms for services ordered are set forth in a separate service order. Each service order sets forth the minimum contract duration, the monthly recurring charge, and the non-recurring charges.
We have numerous customer orders for connections, including contracts with multiple national wireless carriers, to build out to more than 500 additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.
Competition
Bandwidth Infrastructure. We believe that among the key factors that influence our customers’ choice of bandwidth infrastructure providers are the ability to provide our customers with a service that exclusively utilizes our fiber network from end-to-end, the quality of the service the customer receives, the ability to implement a complex custom solution to meet the customer’s needs, the price of the service provided, and the ongoing customer service provided.
Generally, price competition in non-commoditized geographies is less intense than that for commoditized routes. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber. Typically, these competitors are large, well-capitalized ILECs such as AT&T Inc., CenturyLink, Inc. and Verizon Communications Inc., or are publicly traded bandwidth infrastructure providers such as AboveNet, Inc., and Level 3 Communications, Inc. In certain geographies, privately held companies can also offer comparable fiber-based solutions. On occasion, the price for bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue in situations where our competitors have comparable pre-existing fiber networks. Some of our competitors have long standing customer relationships, very large enterprise values and significant access to capital. In addition, several of our competitors have large, pre-existing expansive fiber networks.
Colocation. The market for our colocation and interconnection services is very competitive. We compete based on price, quality of service, network-neutrality, the type and quantity of customers in our data centers and location. We compete against large, well-established colocation providers who have significant enterprise values, and against privately-held, well-funded companies. Given that certain companies are privately-held, we are unable to effectively calculate our market share.
Some of our competitors have longer standing customer relationships and significantly greater access to capital, which may enable them to materially increase data center space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate nationally and are able to attract a customer base that values and requires national reach and scale.

We compete with other interconnection and colocation service providers including Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (aVerizon Communications, Inc. subsidiary), Level 3 Communications, Inc., and Savvis, Inc. (a CenturyLink Inc. subsidiary) among others. These companies offer similar services and operate in the markets where we provide service.
Regulatory Matters
Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”) and various state Public Utilities Commissions (“PUCs”), all of which we have obtained and maintain in the normal course of our business. The FCC and State PUCs generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal and state laws and regulations, and may impose fines or other penalties for violations of the same, and the State PUCs typically have similar powers with respect to the intrastate services we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC and the State PUCs documenting interstate and intrastate revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in certain of these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.
In addition, our business is subject to various other regulations at the federal, state and local levels. These regulations affect the way we can conduct our business and our costs of doing so. However, we believe, based on our examination of such existing and potential new regulations being considered in ongoing FCC and State PUC proceedings, that such regulations will not have a material adverse effect on us.
Website Access and Important Investor Information
Our website address is www.zayo.com, and we routinely post important investor information in the “Investor Relations” section of our website at www.zayo.com/investor-center. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investor Relations” section of our website under the heading “Financial Reporting.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”).
We have adopted a written code of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of conduct is available in the “Corporate Governance” section of our website at http://investor.zayo.com/corporate-governance.
Special Note Regarding Forward-Looking Statements
Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in Item 1A: “Risk Factors”, contained within this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K. The risks described in this Annual Report are not the only ones we may face. There may be additional risks and uncertainties not currently known to us or that we may currently deem immaterial in addition to those outlined below, which could impair our financial position and results of operations. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.
We have a Limited Operating History as a Consolidated Entity.
We were formed in 2007 and have primarily built our operations through the consolidation of 16 acquisitions and asset purchases, the first of which closed in July 2007 and the most recent of which, AFS, closed on October 1, 2010.
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
Future Acquisitions are a Component of Our Strategic Plan, and will Include Integration and Other Risks That could Harm Our Business.
We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. We paid $114.1 million for the largest transaction we have integrated to date. We may engage in significantly larger acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase disconnects and reduce new sales.
We may incur additional debt and issue additional units to assist in the funding of these potential transactions, which may increase our leverage and/or dilute our existing equity holders at CII, our ultimate parent. Further, additional transactions (including acquisitions by our parent or affiliates) could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired operations. Additional acquisitions also involve other operational and financial risks such as:
•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition, particularly with respect to businesses acquired by our sister companies or parent;
•	loss of key employees and sales people of the acquired business;
•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;
•	agreeing to buy a business before we have obtained its audited financial statements and subsequently discovering that the unaudited financial statements we relied on were incorrect;
•	expenses associated with the integration of the operations of the acquired business;
•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;
•	that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and
•	that the internal controls of the acquired business are inadequate.

Our Debt Level could Negatively Impact Our Financial Condition, Results of Operations and Business Prospects and Prevent us From Fulfilling Our Debt Obligations. In the Future, We may Incur Substantially More Indebtedness, Which could Further Increase the Risks Associated With Our Leverage.
As of June 30, 2011, (i) our total debt and capital leases were $365.6 million and (ii) we had $93.6 million available for borrowing under our credit agreement, subject to certain conditions. Subject to the limitations set forth in the indenture and our credit agreement, we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt could intensify.
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
Our Adjusted EBITDA and capital expenditures were $126.6 million and $112.5 million (net of stimulus grant reimbursements), respectively, during the year ended June 30, 2011. Our internal projections indicate that, even if we do not consummate any acquisitions, our interest expense plus capital expenditures will exceed our cash flow from operations in our fiscal year ending June 30, 2012 (“Fiscal 2012”). In the several quarters thereafter, we do not expect our existing business to generate cash flow from operations that exceeds interest expense and capital expenditures by a significant ratio. Our credit agreement allows for this cash flow deficit by permitting a minimum consolidated fixed charge ratio of 1.1:1 during Fiscal 2011. The fixed charge ratio will increase to 1.15 during Fiscal 2012 and 1.25 during Fiscal 2013. Under our credit agreement, fixed charges exclude, in all periods, capital expenditures on fiber-to-the-tower builds, which has historically been a material portion of our capital expenditures.

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
Since Our Inception We have Used More Cash Than We have Generated From Operations and We Expect to Continue to do so in the Next Several Quarters.
Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. To date, our investing activities have consisted principally of the acquisition of businesses as well as material additions of property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions, bank debt, the issuance of notes and capital leases.
Our near-term expectation is to continue to invest success-based capital in incremental property and equipment at an amount equal to or probably greater than the amount of capital available from operations after debt service requirements. We also intend to continue to opportunistically pursue acquisitions, some of which may be quite large. In addition to our cash flow from operations, we plan to rely on proceeds from our note offerings, cash on hand, and availability under our credit agreement. We cannot assure you, however, that we will have access to sufficient cash to successfully operate or grow our business.
We Incurred Net Losses in the Current and Prior Periods and We Cannot Guarantee That We will Generate Net Income in the Future.
We incurred net losses from continuing operations in two of the last three fiscal years. Our business plan is to continue to expand our network on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. If we continue to expand our network we might continue to incur losses in future periods. However, we cannot assure you that we will be successful in implementing our business plan or that we will not change our business plan. Furthermore, if a material number of circuits are disconnected or customers disconnect or terminate their service with us, we may not be able to generate positive net income in future periods.
Further, we grant stock-based compensation to employees with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. To the extent that the Company’s valuation increases, additional expense will be recognized at the reporting date. In prior periods, the expense has been a material contributor to the Company’s net loss from continuing operations.

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
We must maintain rights-of-way, franchises and other permits from railroads, utilities, state highway authorities, local governments, transit authorities and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at-will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed we might be forced to abandon our networks, which could have a material adverse effect on our business, financial condition and results of operations. In order to operate our networks, we must also maintain fiber leases and IRU agreements that we have with public and private entities. A small percentage of these agreements expire prior to 2020. There is no assurance that we will be able to renew those fiber routes on favorable terms. If we are unable to renew those fiber routes on favorable terms, we might experience the following:
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

If we lose or are unable to renew key real property leases where we have located our point-of-presence (“POPs”), it could adversely affect our services and increase our costs as we would be required to restructure our network and move our POPs.
If Our Contracts With Our Customers are Not Renewed or are Terminated, Our Business could be Substantially Harmed.
Our customer contracts typically have terms of one to twenty years. Our customers may elect to not renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.
We have numerous customer orders for connections, including contracts with multiple national wireless carriers to build out additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.
Our Revenue is Relatively Concentrated Among a Small Number of Customers and the Loss of any of These Customers could Significantly Harm Our Business, Financial Condition and Results of Operations.
Our largest single customer, Verizon Communications, Inc. accounted for approximately 13% of our monthly recurring revenue as of the last day of the year ended June 30, 2011, and total revenues from our top ten customers accounted for approximately 47% of our monthly recurring as of the last day of the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
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

Any Failure of Our Physical Infrastructure, Services or Other Physical Assets could Lead to Significant Costs and Disruptions That could Reduce Our Revenues, Harm Our Business Reputation, and have a Material Adverse Effect on Our Financial Results.
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

We may not be Able to Obtain or Construct Additional Laterals to Connect New Buildings to Our Network.
In order to connect a new building to our network, we need to obtain or construct a lateral from our existing network to the building. We may not be able to obtain fiber in an existing lateral at an attractive price or may not be able to construct our own lateral due to the cost of construction or municipal regulatory restrictions. Failure to obtain fiber in an existing lateral or to construct a new lateral could keep us from adding new buildings to our network.
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
We are Highly Dependent on Our Management Team and Other Key Employees.
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, Chris Morley, or Matthew Erickson is bound by an employment agreement with us. A portion of Daniel Caruso’s professional time is spent on his service as Executive Chairman of Envysion, Inc., of which he is a significant investor. John Scarano, former President and COO of Zayo Bandwidth, terminated his employment with the Company effective December 1, 2010. The loss of additional members of our management team or other key employees is likely to have a material adverse effect on our business. See “Item 10—Directors, Executive Officers and Corporate Governance.” In addition, our management team’s equity interests are at CII, our ultimate parent. Accordingly, if CII’s other subsidiaries acquire assets, our management could have, indirectly, a significant portion of their equity in another enterprise and could devote substantial attention to it.
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

In addition, significant new competition could arise as a result of:
•	consolidation in the industry, leading to larger competitors with more expansive networks;

•	a competitor building new fiber networks;

•	the creation of new competitive technology for transport services;

•	further technological advances; and

•	further deregulation and other regulatory initiatives.
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
We are Subject to Significant Regulation that could Change or Otherwise Impact us in an Adverse Manner.
Telecommunications services are subject to significant regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In addition, both the FCC and the state public utility commissions or similar regulatory authorities typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations, and such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC. The FCC regularly considers changes to its regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations.
Unfavorable General Economic Conditions in the United States could Negatively Impact Our Operating Results and Financial Condition.
Unfavorable general economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, the federal stimulus package, and other proposed spending measures may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.

Disruptions in the Financial Markets could Affect Our Ability to Obtain Debt or Equity Financing or to Refinance Our Existing Indebtedness on Reasonable Terms (or at All).
Disruptions in the financial markets could impact our ability to obtain debt or equity financing or lines of credit in the future or be able to refinance our existing indebtedness on reasonable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.
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
Changes in Regulations Affecting Commercial Power Providers may Increase Our Costs.
In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network and data centers. Costs of obtaining commercial power can comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could adversely affect the costs of commercial power, which may increase the costs of providing our services and may adversely affect our operating results and financial condition.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2011, we own or lease approximately 24,251 fiber route miles or 1,008,205 fiber miles. We provide colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburg, Pennsylvania; and Memphis, Tennessee. We do not own the buildings where we provide our colocation and interconnection services, however, as of June 30, 2011 and June 30, 2010 the zColo unit managed 72,927 square feet of billable colocation space. See Item 1. Business — Our Telecom and Infrastructure Assets, for additional discussion related to our network and colocation properties.
We lease our corporate headquarters in Louisville, Colorado as well as sales, administrative and other support offices. Our corporate headquarters located at 400 Centennial Parkway, Suite 200, Louisville, CO is approximately 15,614 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet.
The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of such pending litigation matters will not have a material adverse effect upon our results of operations or our consolidated financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders of Our Common Stock
We are a privately held company and there is no public or private trading market for our common units. We are a wholly-owned subsidiary of Zayo Group Holdings, Inc. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the beneficial ownership of our indirect parent company.
Dividend Policy
We have never declared or paid any cash dividends on our common units and no cash dividends are contemplated on our common units in the foreseeable future. In addition, our credit agreement and the indenture governing our notes contain restrictions on our ability to pay dividends or make other distributions with respect to any equity interests.
Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following summary historical consolidated financial information is based on our audited consolidated financial statements for the years ended June 30, 2011, 2010, 2009, and 2008. The historical financial statement data as of June 30, 2011 and 2010 and for the years ended June 30, 2011, 2010 and 2009, have been derived from the audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.
We were organized in May 2007, and our first substantive activity was the acquisition of Memphis Networks, LLC on July 31, 2007 and of PPL Telecom, LLC on August 24, 2007. PPL Telecom, LLC is our predecessor company; however, we do not believe that reliable financial statements for PPL Telecom, LLC for prior periods can be produced. As a result, no selected financial information for periods prior to our fiscal year ended June 30, 2008 have been set forth in this table.

	Year Ended June 30,
	2011	2010	2009	2008
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$287,235	$199,330	$125,339	$64,623

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	71,528	62,688	37,792	18,693
Selling, general and administrative expenses	89,846	65,911	51,493	30,342
Stock-based compensation	24,310	18,168	6,412	3,381
Depreciation and amortization	60,463	38,738	26,554	10,374

Total operating costs and expenses	246,147	185,505	122,251	62,790

Operating income	41,088	13,825	3,088	1,833

Other income (expense):
Interest expense	(33,414)	(18,692)	(15,245)	(6,287)
Other (expense)/ income	(126)	1,526	234	351
Gain on bargain purchase	—	9,081	—	—
Loss on extinguishment of debt	—	(5,881)	—	—

Total other expenses, net	(33,540)	(13,966)	(15,011)	(5,936)

Earnings/(loss) from continuing operations before income taxes	7,548	(141)	(11,923)	(4,103)
Provision/(benefit) for income taxes	12,542	4,823	(2,321)	(469)

Loss from continuing operations	(4,994)	(4,964)	(9,602)	(3,634)
Earnings from discontinued operations, net of income taxes	899	5,425	7,355	1,681

Net (loss)/earnings	$(4,095)	$461	$(2,247)	$(1,953)

	Zayo Group, LLC (Historical)
	Year Ended June 30,
	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$25,394	$87,864	$38,019	$4,390
Property and equipment, net	518,513	297,889	211,864	161,134
Total assets	789,261	565,840	422,162	339,439
Long-term debt and capital lease obligations, including current portion	365,588	259,786	151,488	115,720
Total member’s equity	237,345	213,136	212,963	177,671
Other Financial Data:
EBITDA(1), from continuing operations	101,425	57,289	29,876	12,558
Adjusted EBITDA(1), from continuing operations	126,600	73,556	37,007	15,939
Total capital expenditures, net of stimulus grants — continuing operations	112,524	58,751	61,614	22,729
Reconciliation of EBITDA and Adjusted EBITDA:
Loss from continuing operations	$(4,994)	$(4,964)	$(9,602)	$(3,634)
Add back non-EBITDA items included in loss from continuing operations:
Depreciation and amortization	60,463	38,738	26,554	10,374
Interest expense (excluding loss on extinguishment of debt)	33,414	18,692	15,245	6,287
Provision/(benefit) for income taxes	12,542	4,823	(2,321)	(469)

EBITDA, from continuing operations	101,425	57,289	29,876	12,558

Stock-based compensation	24,310	18,168	6,412	3,381
Gain on bargain purchase	—	(9,081)	—	—
Loss on extinguishment of debt	—	5,881	—	—
Transaction costs related to acquisitions	865	1,299	719	—

Adjusted EBITDA, from continuing operations	$126,600	$73,556	$37,007	$15,939

(1)	EBITDA and Adjusted EBITDA are not financial measurements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The above table sets forth, for the periods indicated, a reconciliation of EBITDA and Adjusted EBITDA to loss from continuing operations, as loss from continuing operations is calculated in accordance with GAAP. We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information contained in this Annual Report on Form 10-K (this “Report”), in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) in press releases and in presentations by us or our management that are not historical by nature constitute “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.
The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this Report.
Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 7.
Overview
Introduction
We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. Since our inception we have experienced significant growth as a result of our 16 acquisitions and asset purchases and organic expansions.
The components of our operating income are revenue, operating costs, selling, general and administrative expenses, stock-based compensation and depreciation and amortization. These components of our operating income are described below. Our discussion and analysis, below, covers the periods shown in our consolidated statements of operations included elsewhere in this Report. Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2010 as “Fiscal 2010” and the year ended June 30, 2011 as “Fiscal 2011.”
Our Business Units
When assessing the results of our operations, we review such results at our business unit level. As of June 30, 2011, the Company consisted of three business units: Zayo Bandwidth (“ZB”), Zayo Fiber Solutions (“ZFS”) and zColo. Our ZB unit focuses on lit bandwidth infrastructure product offerings. ZFS focuses on dark fiber infrastructure products and the zColo unit focuses on network-neutral colocation and interconnection services. See “Item 1: Business — Our Business Units” for further discussion of our business units.

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
In connection with the AGL Networks acquisition, we established the ZFS unit on July 1, 2010. The assets of AGL Networks complement our existing dark-fiber services, which had previously been provided by ZEN and ZB. After the acquisition, we transferred those existing dark-fiber customer contracts to our ZFS unit.
Merger with American Fiber Systems Holding Corporation
On October 1, 2010, we completed a merger with AFS, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110.0 million in cash and a $4.5 million non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4.1 million resulting in an aggregate purchase price of $114.1 million. The AFS merger was effected through a merger between AFS and a special purpose vehicle created for the AFS merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”), held by AFS Inc. for which we estimated the fair value to be $15.1 million. AFS is a provider of bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada; and Salt Lake City, Utah. AFS owns and operates approximately 1,251 route miles (about 1,000 of which are incremental to our existing footprint) and approximately 172,415 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.
Acquisition of Dolphini Assets
On September 20, 2010, our zColo business unit acquired certain colocation assets in Nashville, Tennessee from Dolphini Corporation for a cash purchase price of $0.2 million.
Broadband Stimulus Awards
During Fiscal 2011, we were an active participant in federal broadband stimulus projects created through the American Recovery and Reinvestment Act. To date, we have been awarded, as a direct recipient, federal stimulus funds for two projects by the National Telecommunication and Information Administration. The projects involve the construction, ownership, and operation of fiber networks for the purpose of providing broadband services to governmental and educational institutions, as well as underserved, and usually rural, communities. As part of the award, the federal government funds a large portion of the construction and development costs. On the two projects awarded to us to date, the stimulus funding will cover, on average, approximately 77% of the total expected cost of the projects. Commitments by other third parties will provide additional funding representing approximately 10% of the total cost of the projects. Both of these projects allow for our ownership or use of the network for other commercial purposes, including the sale of our bandwidth infrastructure services to new and existing customers. The details of the two awards are as follows:
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
Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $546.5 million (after deducting our acquisition cost for OVS and ZEN, two business units operated by our subsidiary Onvoy, which we spun-off during Fiscal 2010 and 2011, respectively).
During Fiscal 2009, we purchased all of the outstanding equity interests of Columbia Fiber Solutions LLC (“Columbia Fiber Solutions”), and all of the outstanding shares of common stock of Northwest Telephone, Inc. CA LLC (“Northwest Telephone California”). In addition, during this period we acquired certain telecom assets from CenturyTel (“CTel Tri-State Markets”), Citynet Holdings LLC (“Citynet Holdings Assets”) and from the Adesta Secured Creditors Trust (“Adesta Assets”).
On September 9, 2009, we completed our acquisition of all of the outstanding shares of common stock of FiberNet Telecom Group, Inc. In conformity with applicable accounting standards, a gain on bargain purchase was recognized in earnings for the year ended June 30, 2010 as it was determined that the fair market value of the assets acquired exceeded the purchase price.
We formed our zColo business unit from a portion of the legacy FiberNet business, and thus that business unit is only included in our Fiscal 2010 operating results for the period September 10, 2009 through March 31, 2010. The remaining portion of the legacy FiberNet business was added to our existing ZB business unit.
As discussed in the Recent Developments section, above, on July 1, 2010 we completed our acquisition of all of the equity interest in AGL Networks and thus the results of the legacy AGL Networks business are included in the operating results of the ZFS unit for the year ended June 30, 2011. Additionally, on October 1, 2010 we completed a merger with AFS, and thus the results of the legacy AFS business are included in the operating results of the ZB and ZFS business units for the last nine months of the year ended June 30, 2011.

The table below summarizes the dates and purchase prices (which includes assumption of debt and capital leases) of all acquisitions and asset purchases since our inception.

Acquisition	Date	Acquisition Cost
		(In thousands)
Memphis Networx	July 31, 2007	$9,789
PPL Telecom	August 24, 2007	56,734
Indiana Fiber Works	September 28, 2007	23,134
Onvoy	November 7, 2007	77,167
Voicepipe	November 7, 2007	3,250
Citynet Fiber Networks	February 15, 2008	102,183
Northwest Telephone	May 30, 2008	6,897
CenturyTel Tri-State Markets	July 22, 2008	2,700
Columbia Fiber Solutions	September 30, 2008	12,161
CityNet Holdings Assets	September 30, 2008	3,350
Adesta Assets	September 30, 2008	6,430
Northwest Telephone California	May 26, 2009	15
FiberNet	September 9, 2009	104,083
AGL Networks	July 1, 2010	73,666
Dolphini Assets	September 20, 2010	235
American Fiber Systems	October 1, 2010	114,500
Less portion of Onvoy costs related to OVS and ZEN	—	(49,791)

Total		$546,503

We completed each of the acquisitions described above, with the exception of Voicepipe, with cash raised through combinations of equity and debt capital. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units.
Spin-Off of Business Units
During Fiscal 2010, we determined that the services provided by one of our business units —OVS, did not fit within our current business model of providing bandwidth infrastructure, colocation and interconnection services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.
Effective January 1, 2011, we finalized a restructuring of our units which resulted in the units more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fell outside of our business model, the business unit, was spun-off to Holdings on April 1, 2011.
During Fiscal 2011, 2010 and 2009, the results of the operations of Onvoy and ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.

Formation of the Zayo Fiber Solutions Business Unit
We created the ZFS business unit on July 1, 2010 to separately monitor the performance of our dark fiber business. Effective July 1, 2010, we transferred our existing dark-fiber assets which had previously been accounted for by our ZEN and ZB units to the ZFS unit. The historical business unit information throughout this Report has not been restated to reflect the dark fiber assets transferred from ZEN and ZB to ZFS on July 1, 2010 as management has concluded it is impractical to do so. As such, the current period results of our business units throughout this Report are not comparable to prior period financial results.
Substantial Capital Expenditures
During Fiscal 2011, 2010 and 2009, we invested $112.5 million (net of stimulus grant reimbursements), $58.8 million (net of stimulus grant reimbursements) and $61.6 million, respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.
Substantial Indebtedness
We had total indebtedness (excluding capital leases) of $354.4 million and $247.1 million as of June 30, 2011 and 2010, respectively, which principally includes our $350 million of Senior Secured Notes (“Notes”), the net proceeds from which were used to fund our acquisitions and for other working capital purposes. The nominal interest rate on our Notes as of June 30, 2011 and June 30, 2010 was 10.25 percent.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for customer disputes and valuation allowance for deferred tax assets. We have identified the policies below, which require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements, as critical to our business operations and an understanding of our results of operations.
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
Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (“IRUs”) are accounted for in the same manner as the accounting treatment for sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years). However, ASC 360-20 Property Plant and Equipment: Real Estate Sales, allows for full profit recognition on IRU contracts when the following conditions have been met: 1) the sale has been consummated, 2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, 3) the sellers receivable is not subject to future subordination, and 4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. During Fiscal 2011, the Company recognized revenue in the amount of $1.1 million related to a fiber sale. The Company did not enter into any contracts during the years ended June 30, 2010 or 2009 that would have required sales-type accounting treatment.

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
We defer recognition of revenue until cash is collected on certain components of revenue, principally contract termination charges and late fees.
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
Network Expenses and Accrued Liabilities
We lease certain network facilities, primarily infrastructure assets such as lit fiber circuits, dark fiber, and colocation assets, to augment our owned infrastructure for which we are generally billed a fixed monthly fee. We also use the facilities of other carriers for which we are billed on a usage basis.
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
Stock-Based Compensation
We account for our stock-based compensation in accordance with the provisions of ASC 718 — Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement. The common units granted to employees are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date until the date of settlement. Each reporting period we adjust the value of the vested portion of our liability awards to their fair value. The preferred units granted to certain employees and directors are considered to be stock-based compensation with terms that require the awards to be classified as equity. As such, we account for these awards as equity, which requires us to determine the fair market value of the award on the grant date and amortize the related expense over the vesting period of the award.
We use a third party valuation firm to assist in the valuation of our common units each reporting period and preferred units when granted. In developing a value for these units, we utilize a two-step valuation approach. In the first step we estimate the value of our equity instruments through an analysis of valuations associated with various future potential liquidity scenarios for our shareholders. The second step involves allocating this value across our capital structure. The valuation is conducted in consideration of the guidance provided in the American Institute of Certified Public Accountant (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice (“USPAP”) set forth by the Appraisal Foundation.
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

During Fiscal 2011, we employed a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that we considered were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization.
We most heavily weighted the valuation estimate associated with remaining a private entity with the same ownership. In this assumption, we assessed our value using a discounted cash flow approach, which involves developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. In estimating our fair value, we utilized the following discounted cash flow valuation techniques: Total Enterprise Value to Terminal Revenue and Total Enterprise to Terminal EBITDA. There are several inputs that are required to develop an estimate of the enterprise value when utilizing these income approaches including, forecasted earnings, discount rate, and the terminal multiple. We have developed a forecast of our revenues and EBITDA through December 31, 2015. Our forecasted revenues and EBITDA are based on our composition as of the balance sheet date, not adjusted for potential acquisitions. The next step in the income approach is to estimate a discount rate which most appropriately reflects our cost of capital which we estimated to be 13 percent. In determining this discount rate, , we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build—up method. This method derives the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate, are significantly smaller than the Guideline Public Companies and have a history of substantial volatility in earnings and cash flows. Based on our projections and discount rate we estimate the present value of our future cash flows. In order to estimate the enterprise value we add to the estimated discounted cash flows an estimated terminal value. The terminal value is estimated utilizing the “Observed Market Multiple” method. This method requires us to observe prevailing valuations associated with the Guideline Public Companies and the acquisitions of guideline Companies. This terminal value is converted to a present value through the use of an appropriate present value factor.
For purposes of the probability-weighted expected return method valuation, management also considered various liquidation possibilities including an IPO, a sale or merger, and a partial recapitalization. In each of these scenarios a distribution is established around the estimated dates and valuations of each scenario. Future valuation figures are based upon corresponding market data for comparable companies in comparable scenarios. These include publicly traded valuation statistics and acquisition valuation statistics for comparable companies in the IPO scenario and sale/merger scenario, respectively. Valuation statistics are combined with expectations regarding our future economic performance to produce future valuation estimates. Estimates are then translated to present value figures through the use of appropriate discount rates.
We also considered the likelihood of a near term recapitalization. In this scenario, we would complete a partial recapitalization of our equity and to facilitate the ultimate liquidity for all investors, we would pursue a future sale via an IPO or a sale to a financial or strategic buyer.
The third scenario that we reviewed in determining our enterprise value was a dual track exit in which we engage in a formal process with an investment banker to achieve liquidity for existing shareholders. In this scenario, we would simultaneously evaluate both an IPO and a sale of the Company. As part of the sale process, we would engage in discussions with both financial and strategic buyers.
Based on these scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation is then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the Class A preferred unit holders and 20% to the common unit holders depending upon the return multiple to the Class A preferred unit holders up to the amount of the Class A gain percentage. Once the amount of proceeds related to the Class A percentage gain has been distributed, then proceeds attributable to the Class B gain percentages are distributed in a similar method as the Class A gains.

The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units. In determining the appropriate lack of marketability discount, we evaluated both empirical and theoretical approaches to arrive at a composite range which we believe indicates a reasonable spectrum of discounts for each of the valuation techniques utilized. The empirical methods we utilized rely on datasets procured from observed transactions in interests in the public domain that are perceived to incorporate pricing information related to the marketability (or lack thereof) of interest itself. These empirical methods include IPO Studies and Restricted Stock Studies. The primary theoretical models utilized in our analysis were the option pricing approach, discounted cash flow and Quantitative Marketability Discount Model. Based on a review of these approaches, we estimated the appropriate marketability discount to be in the range of 11.7 percent and 23.02 percent.
The following table reflects the estimated value of the Class A, B, C D and E common units as of June 30, 2011, 2010 and 2009:

Common Units	2011	2010	2009
Class A	$0.81	$0.49	$0.16
Class B	$0.58	$0.28	n/a
Class C	$0.33	$0.03	n/a
Class D	$0.31	n/a	n/a
Class E	$0.23	n/a	n/a
Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Property and Equipment
We record property and equipment acquired in connection with a business combination at their estimated fair values on the acquisition date — See “ — Critical Account Policies and Estimates: Acquisitions — Purchase Price Allocation.” Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers and other employees that is directly related to the construction and installation of network infrastructure assets. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.
Estimated useful lives of our property and equipment are as follows:

Land	N/A
Buildings improvements and site improvements	8 to15
Furniture, fixtures and office equipment	3 to 7
Computer hardware	2 to 5
Software	2 to 3
Machinery and equipment	3 to 7
Fiber optic equipment	4 to 8
Circuit switch equipment	10
Packet switch equipment	3 to 5
Fiber optic network	8 to 20
Construction in progress	N/A

We perform periodic internal reviews to estimate useful lives of our property and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property, and equipment requires a significant amount of judgment. Our internal reviews take into account input from our network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet our financial objectives.
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
Interest costs are capitalized for all assets that require a period of time to get them ready for their intended use. This policy is based on the premise that the historical cost of acquiring an asset should include all costs necessarily incurred to bring it to the condition and location necessary for its intended use, in principle, the cost incurred in financing expenditures for an asset during a required construction or development period is itself a part of the asset’s historical acquisition cost. The amount of interest costs capitalized for qualifying assets is determined based on the portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. The amount of interest capitalized in an accounting period is calculated by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used to determine the value of interest capitalized in an accounting period is based on our weighted average effective interest rate for outstanding debt obligations during the respective accounting period. During Fiscal 2011, the Company capitalized interest in the amount of $3,691. No interest was capitalized during Fiscal 2010 or Fiscal 2009.
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
Deferred Tax Accounting
Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against taxable income in future years; and b) expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.
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
Upon acquiring a company that has NOLs, we prepare an assessment to determine if we have a legal right to use the acquired NOL’s. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOLs acquired are written-off in purchase accounting.

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our financial performance and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurred.
As of June 30, 2011, we have a cumulative NOL carryforward balance of $127.4 million of which we expect to utilize all but $1.0 million. During the year ended June 30, 2011, we added $41.2 million to our NOL carryforward balance as a result of NOLs acquired from the AFS merger. These NOL’s, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2015 and ending in 2029. We utilized NOLs to offset income tax obligations in each of the years ended June 30, 2011, 2010 and 2009. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $12.5 million NOLs during Fiscal 2012; however to the extent that we do not utilize $12.5 million of NOLs during a fiscal year, the difference between the $12.5 maximum usage and the actual NOLs usage is carried over to the next calendar year. During the year ended June 30, 2011 we offset our taxable income with $11.0 million in NOLs. The deferred tax assets recognized at June 30, 2011 have been based on future profitability assumptions over a five-year horizon.
As a result of the annual limitations placed on us and the expiration dates of our NOLs, we have estimated that $1 million of the NOL balance will expire unused and as such, we have recorded a valuation allowance of $0.4 million against the gross deferred tax asset as of June 30, 2011. However, if our estimate of future taxable income changes, we may increase the valuation allowance.
The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOLs are available would result in full utilization of our current unreserved NOL’s.
Goodwill and Purchased Intangibles
We perform an assessment of goodwill for impairment annually in April each year or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable business units identified in Note 17 — Segment Reporting, to our consolidated financial statements.
In performing the annual goodwill impairment test, if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its estimated fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.
We consider the use of multiple valuation techniques in accordance with fair value measurements and disclosures guidance to estimate the fair value of its reporting business units and have consistently applied an income and market based approach to measure fair value.
Under the income approach, we estimate the reportable segment’s fair market value using the discounted cash flow method. The discounted cash flow method involves the following key steps:
•	the development of projected free cash flows;

•	the estimation of an appropriate risk adjusted present value discount rate;

•	the calculation of the present value of projected free cash flow; and

•	the calculation of a terminal value.

In developing the projected free cash flows, we utilize expected growth rates implied by the financial projections that have been developed by management. The cash flow forecasts are based upon upside, midpoint, and downside scenarios. In developing the discount rate, we use a rate that reflects the cost of capital for the Company. This cost of capital reflects the relative risk of an investment in the Company, and the time value of money. We calculate this discount rate using the weighted-average cost of capital formula. Management estimated the weighted-average cost of capital for the ZB business unit to be 12.1 percent and 13.2 percent for the ZFS business unit. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we estimate a long-term growth rate that we believe appropriately reflects the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.
Under the market approach, we estimate the reportable segment’s fair market value using the Analysis of Guideline Public Companies method. The use of this method involves the following:
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
In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification, and market capitalization. We selected the Enterprise Value to Revenue and EBITDA ratios as the most appropriate market based valuation technique for us. With the assistance of a third-party valuation firm, we estimated the 2011 revenue trading multiples based on Guideline Public Companies. Utilizing third-party market studies, we estimated a control premium as part of the market based calculations, which is in-line with historical control premiums offered for comparable transactions in the communications industry, the availability of financing, and number of potential buyers.
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
Acquisitions — Purchase Price Allocation
We apply the acquisition method of accounting to account for business combinations. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed.
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
Our operating costs consist primarily of third-party network service costs, colocation facility costs and colocation facility utilities costs. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. Our colocation facility costs comprise rent and license fees paid to the landlords of the buildings in which our zColo business operates. The colocation facility utilities cost is the cost of power used in those facilities.
Recurring transport costs are the largest component of our operating costs and primarily include monthly service charges from telecommunication carriers related to the circuits and dark fiber utilized by us to interconnect our customers. While increases in demand will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Non-recurring transport costs primarily include the cost of the initial installation of such circuits.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs and other expenses.
After compensation and benefits, network operations expenses are the largest component of our SG&A expenses. Network operations expenses include all of the non-personnel related expenses of maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for locations where fiber is located (including cellular towers), pole attachment fees, and relocation expenses.
Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010
Revenue
Our revenue was generated from the following business units during the years ended June 30, 2011 and 2010:

	Year ended June 30,
	2011		2010
	(In thousands)
Revenue:
Zayo Bandwidth	$214,110	75%	$183,085	92%
Zayo Fiber Solutions	44,549	15	—	—
zColo	33,899	12	23,993	12
Intercompany	(5,323)	(2)	(7,748)	(4)

Total revenue	287,235	100%	199,330	100%

Our total revenue increased by $87.9 million, or 44%, from $199.3 million to $287.3 million for the year ended June 30, 2010 and 2011, respectively. The increase is principally a result of the AGL Networks acquisition and the AFS merger, which occurred on the first day of the first and second quarter of Fiscal 2011, respectively. Also contributing to the increase is growth in revenues resulting from the addition of new customer services. As a result of internal sales efforts since June 30, 2010 we have entered into $425.0 million of gross new sales contracts, which will represent an additional $6.7 million in monthly recurring revenue once installation on those contracts is accepted. Since June 30, 2010, we have received acceptance on gross installations that have resulted in additional monthly recurring revenue of $6.0 million as of June 30, 2011, as compared to June 30, 2010. This increase in revenue related to our organic growth is offset by total customer churn of $3.9 million in monthly revenue since June 30, 2010.

The stratification of our revenue during the years ended June 30, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Year ended
	June 30,
	2011		2010
	(in thousands)
Monthly recurring revenue	$274,262	96%	$194,383	97%
Amortization of deferred revenue	8,976	3	3,500	2
Other revenue	3,997	1	1,447	1

Total	$287,235	100%	$199,330	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth business unit increased by $31.1 million, or 17%, from $183.1 million to $214.1 million during the years ended June 30, 2010 and 2011, respectively. This increase is primarily a result of additional revenue associated with the AGL Networks acquisition and AFS merger during Fiscal 2011 and organic growth related to our sales efforts and expansion of our network. Partially offsetting this increase is the impact of Zayo Bandwidth transferring to Zayo Fiber Solutions its dark fiber assets and customer contracts as of July 1, 2010. Additionally, as of January 1, 2011 Zayo Bandwidth transferred certain intra-building and colocation assets and the related customer contracts to the zColo unit. The transfer of these customer contracts from Zayo Bandwidth to zColo resulted in a decrease to revenue of $1.1 million at ZB during the year ended June 30, 2011.
zColo. Our revenues from our zColo business unit increased by $9.9 million or 41% from $24.0 million to $33.9 million during the years ended June 30, 2010 and 2011, respectively. Our colocation revenues are primarily derived from the assets acquired from the acquisition of Fibernet in September of 2009. The year-over-year increase in revenues is primarily a result of a full year of operating results generated by the legacy Fibernet colocation assets during Fiscal 2011. Also contributing to the increase are revenues from intra-building and colocation services which were migrated from the ZB to the zColo unit effective January 1, 2011. The transfer of these customer contracts from Zayo Bandwidth to zColo resulted in an additional $1.1 million in revenue being recognized at the zColo unit during the year ended June 30, 2011.
Zayo Fiber Solutions. The Zayo Fiber Solutions business unit was established on July 1, 2010. The revenue recognized by Zayo Fiber Solutions during the year ended June 30, 2011 includes dark fiber contracts acquired in our AGL Networks acquisition and our merger with AFS. The revenue in Fiscal 2011 also includes revenue from dark fiber revenue from customers that were transferred from the Zayo Bandwidth and Zayo Enterprise Networks business units upon the formation of the Zayo Fiber Solutions business unit on July 1, 2010. We have not restated the corresponding items of the segment information included within this Report related to the re-allocation of dark fiber contracts from ZB to the ZFS on July 1, 2010, as we have determined that it is impractical to do so.
Operating Costs, Excluding Depreciation and Amortization
Our operating costs, excluding depreciation and amortization, increased by $8.8 million, or 14%, from $62.7 million to $71.5 million during the years ended June 30, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and merger with AFS during Fiscal 2011 and our organic network expansion efforts. The 14% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 44%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior periods revenue base and churned revenue. The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:
The table below sets forth the components of our SG&A expenses during the years ended June 30, 2011 and 2010, respectively.

	Year ended
	June 30,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$39,657	$31,047
Network operations expenses	27,569	19,892
Other SG&A expenses	21,755	13,673
Transaction costs	865	1,299

Total SG&A expenses	$89,846	$65,911

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $8.6 million, or 28%, from $31.0 million to $39.7 million during the years ended June 30, 2010 and 2011, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and merger with AFS in Fiscal 2011. At June 30, 2011 we had 396 full time employees compared to 300 at June 30, 2010.
Network Operations Expenses. Network operations expenses increased by $7.7 million, or 39%, from $19.9 million to $27.6 million during the years ended June 30, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network following our acquisition of AGL Networks and the AFS merger during Fiscal 2011. The ratio of network operations expenses as a percentage of revenues was consistent during the years ended June 30, 2011 and 2010 at 10%.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense, and maintenance expense on colocation facilities, increased by $8.1 million, or 59%, from $13.7 million to $21.7 million during the years ended June 30, 2010 and 2011, respectively. The increase is principally from our acquisition of AGL Networks and merger with AFS in Fiscal 2011 and our organic network expansion efforts.
Stock-Based Compensation
Stock-based compensation expenses increased by $6.1 million, or 34%, from $18.2 million to $24.3 million during the years ended June 30, 2010 and 2011, respectively. The increase is primarily a result of an adjustment in the estimated value of the common units issued to the Company’s employees and directors. As of June 30, 2011, management estimates the value of the Company’s Class A, B, C, D and E common units to be $0.81, $0.58, $0.33, $0.31 and $0.23, respectively compared to a valuation of $0.49, $0.28, $0.03, $0.0 and $0.0, respectively, as of June 30, 2010.
Depreciation and Amortization
Depreciation and amortization expense increased by $21.8 million, or 56%, from $38.7 million to $60.5 million during the years ended June 30, 2010 and 2011, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and merger with AFS in Fiscal 2011, and the resulting depreciation and amortization of such capitalized amounts.
Interest Expense
Interest expense increased by $14.7 million, or 79%, from $18.7 million to $33.4 million during the years ended June 30, 2010 and 2011, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. As of June 30, 2011 we had Notes with a principal amount of $350.0 million, which accrue interest at a notional rate of 10.25%. During the period January 1, 2010 through March 12, 2010, our average debt balance, which consisted of term loans and a revolving line of credit was $177.5 million. These term loans accrued interest at lower rates ranging from 5.9% to 6.4%. On March 12, 2010, we issued $250 million in Notes which accrued interest at 10.25%. With a portion of the proceeds of the Notes, we repaid our term loans and revolver. Additionally, in September of 2010, we issued an additional $100 million in Notes. The increased average outstanding debt balance during the year ended June 30, 2011 as compared to the year ended June 30, 2010 was the primary cause of the increased interest expense during the period. Partially offsetting the increase in interest expense was $3.7 million of interest which was capitalized during the year ended June 30, 2011 related to our construction projects.

Provision for Income Taxes
Income tax expense increased over the prior year by $7.7 million from $4.8 million to $12.5 million during the year ended June 30, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. See “— Factors Affecting Our Results of Operations.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	Year ended
	June 30,
	2011	2010
	(In thousands)
Expected provision at statutory rate of 34 percent	$2,566	$(48)
Increase/(decrease) due to:
Non-deductible stock-based compensation	7,824	6,177
State income taxes, net of federal benefit	1,564	786
Transaction costs not deductible	294	385
Gain on bargain purchase	—	(3,078)
Other, net	294	601

Provision for income taxes	$12,542	$4,823

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009
Revenue
Our revenue was generated from the following business units during the years ended June 30, 2010 and 2009:

	Year ended June 30,
	2010		2009
	(In thousands)
Revenue:
Zayo Bandwidth	$183,085	92%	$129,282	103%
Zayo Fiber Solutions	—	—	—	—
zColo	23,993	12	—	—
Intercompany	(7,748)	(4)	(3,943)	(3)

Total revenue	199,330	100%	125,339	100%

Our total revenue increased by $74.0 million, or 59%, from $125.3 million to $199.3 million during the years ended June 30, 2009 and 2010, respectively. The increase is a result of a full year of revenue from our Fiscal 2009 acquisitions being reflected in the Fiscal 2010 results and organic growth.

The stratification of our revenue during the years ended June 30, 2010 and 2009 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Year ended
	June 30,
	2010		2009
	(in thousands)
Monthly recurring revenue	$194,383	97%	$120,412	96%
Amortization of deferred revenue	3,500	2	2,011	2
Other revenue	1,447	1	2,916	2

Total	$199,330	100%	$125,339	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth business unit increased by $53.8 million, or 42%, from $129.3 million during the year ended June 30, 2009 to $183.1 million during the year ended June 30, 2010, principally as a result of increased revenues attributable to our acquisition of FiberNet and the allocation of a portion of the FiberNet assets and legacy business to the Zayo Bandwidth business unit.
zColo. Our zColo business unit, which only began operations in September 2009 following our acquisition of FiberNet, recognized $24.0 million of revenues during the year ended June 30, 2010.
Operating Costs, Excluding Depreciation and Amortization
Operating Costs, Excluding Depreciation and Amortization. Our operating costs, excluding depreciation and amortization, increased by $24.9 million, or 66%, from $37.8 million to $62.7 million during the years ended June 30, 2009 and 2010, respectively. The increase in operating costs, excluding depreciation and amortization, reflects the increased operating costs of our growing network.
Selling, General and Administrative Expenses
The table below sets forth the components of our SG&A expenses during the years ended June 30, 2010 and 2009, respectively.

	Year ended
	June 30,
	2010	2009
	(In thousands)
Compensation and benefits expenses	$31,047	$21,527
Network operation expenses	19,892	17,277
Other SG&A expenses	13,673	11,970
Transaction costs	1,299	719

Total SG&A expenses	$65,911	$51,493

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $9.5 million, or 44%, from $21.5 million to $31.0 million during the years ended June 30, 2009 and 2010, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of FiberNet in September of 2009. At June 30, 2010, we had 300 full time employees compared to 218 at June 30, 2009.
Network Operations Expenses. Network operations expenses increased by $2.6 million, or 15%, from $17.3 million to $19.9 million during the years ended June 30, 2009 and 2010, respectively. The increase in such expenses principally reflected the growth of our network assets and the related expenses of operating that expanded network following our acquisition of FiberNet in September of 2009.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense, and maintenance expense on colocation facilities, increased by $1.7 million, or 14%, from $12.0 million to $13.7 million during the years ended June 30, 2009 and 2010, respectively. The increase is a result of our acquisition of FiberNet in September of 2009 as well as our organic network expansion efforts.

Transaction Costs. We incurred transaction costs, which principally include expenses incurred in connection with potential and closed acquisitions, of $0.7 million and $1.3 million during the years ended June 30, 2009 and 2010, respectively.
Stock-Based Compensation
Stock-based compensation expenses increased by $11.8 million, or 183%, from $6.4 million to $18.2 million during the years ended June 30, 2009 and 2010, respectively. The increase is primarily a result of an additional 5.4 million common units vesting during the year ended June 30, 2010 as compared to the year ended June 30, 2009 and an increase in the fair market value of the Class A, B and C common units from $0.16, $0 and $0 per unit, respectively as of June 30, 2009 to $0.49, $0.28 and $0.03 per unit, respectively as of June 30, 2010.
Depreciation and Amortization
Depreciation and amortization expense increased by $12.2 million, or 46%, from $26.6 million to $38.7 million during the years ended June 30, 2009 and 2010, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the FiberNet acquisition in September 2009, and the resulting depreciation and amortization of such capitalized amounts.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the years ended June 30, 2010 and 2009, respectively.

	Year Ended June 30
	2010	2009
	(in thousands)
Interest expense	$(18,692)	$(15,245)
Interest income	10	186
Other income, net	1,516	48
Non-taxable gain on bargain purchase	9,081	—
Loss on extinguishment of debt	(5,881)	—

Total other expenses, net	$(13,966)	$(15,011)

Interest Expense. Interest expense increased by $3.5 million, or 23%, from $15.2 million during the year ended June 30, 2009 to $18.7 million during the year ended June 30, 2010. The increase is a result of the increase in our debt balance beginning in March 2010 as a result of the offering of $250.0 million of existing notes and the higher interest rate (10.25%) associated with the notes. This increase was partially offset by the decline in the LIBOR rates during the nine months ended March 31, 2010 as compared to Fiscal 2009 as the interest rate on our term loans, which were paid off with proceeds from the offering of the notes in March 2010, was adjustable based on the LIBOR rate. Interest expense associated with our interest rate swaps was $0.7 million in Fiscal 2010 compared to $3.1 million in Fiscal 2009.
Other Income. During the year ended June 30, 2010 the Company recognized a gain on bargain purchase associated with the FiberNet acquisition. The bargain purchase is primarily the result of recording of deferred income tax assets for the NOL carry forwards of FiberNet. Also contributing to the increase in other income during the year ended June 30, 2010 was our realization in Fiscal 2010 of a reduction in the price we originally paid for the Onvoy acquisition. We received $0.8 million from the Onvoy purchase escrow account during the period when such amount was released from escrow. In accordance with ASC 805-10, the Company recognized the release from escrow as other income as the release was outside of the one year acquisition accounting true-up period.
Loss on Extinguishment of Debt: A portion of the proceeds from our issuance in March 2010 of $250.0 million in principal amount of notes was used to pay off all of our then-outstanding term loans. Upon the termination of the term loans, the Company wrote off the unamortized portion of the debt issuance costs associated with those loans resulting in a loss on extinguishment of debt of $5.9 million.

Provision for Income Taxes
Income tax expense increased over the prior year by $7.1 million from a benefit of $2.3 million to a provision of $4.8 million during the years ended June 30, 2009 and 2010, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected combined rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. See “— Factors Affecting Our Results of Operations.” The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	Year ended
	June 30,
	2010	2009
	(In thousands)
Expected provision at statutory rate of 34 percent	$(48)	$(4,053)
Increase/(decrease) due to:
Non-deductible stock-based compensation	6,177	2,158
State income taxes, net of federal benefit	786	(248)
Transaction costs not deductible	385	—
Gain on bargain purchase	(3,078)	—
Other, net	601	(178)

Provision for income taxes	$4,823	$(2,321)

Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use EBITDA and Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe Adjusted EBITDA is especially important in a capital-intensive industry such as telecommunications. We further believe that the presentation of EBITDA and Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.
We also monitor EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio which utilizes EBITDA. We must not exceed a consolidated leverage ratio (funded debt to annualized EBITDA), as determined under the credit agreement, of 4.25x the last quarter’s annualized EBITDA. Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.
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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from net earnings from continuing operations to Adjusted EBITDA is as follows:

	Year ended June 30, 2011
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$37.2	$5.9	$10.8	$(58.9)	$(5.0)
Interest expense	1.0	0.2	—	32.2	33.4
Income tax expense	—	—	—	12.5	12.5
Depreciation and amortization expense	41.5	5.4	13.6	—	60.5

EBITDA	79.7	11.5	24.4	(14.2)	101.4
Transaction costs	0.6	0.1	0.2	—	0.9
Stock-based compensation	9.2	0.6	1.9	12.6	24.3

Adjusted EBITDA	$89.5	$12.2	$26.5	$(1.6)	$126.6

	Year ended June 30, 2010
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$26.6	$4.2	$—	$(35.8)	$(5.0)
Interest expense	1.1	0.2	—	17.4	18.7
Income tax expense	—	—	—	4.8	4.8
Depreciation and amortization expense	34.2	4.5	—	—	38.7

EBITDA	61.9	8.9	—	(13.6)	57.2
Transaction costs	1.1	—	—	0.2	1.3
Stock-based compensation	6.6	0.1	—	11.5	18.2
Loss on extinguishment of debt	—	—	—	5.9	5.9
Gain on bargain purchase	—	—	—	(9.1)	(9.1)

Adjusted EBITDA	$69.6	$9.0	$—	$(5.1)	$73.6

	Year ended June 30, 2009
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$15.3	$—	$—	$(24.9)	$(9.6)
Interest expense	1.2	—	—	14.0	15.2
Income tax benefit	—	—	—	(2.3)	(2.3)
Depreciation and amortization expense	26.6	—	—	—	26.6

EBITDA	43.1	—	—	(13.2)	29.9
Transaction costs	0.7	—	—	—	0.7
Stock-based compensation	2.2	—	—	4.2	6.4

Adjusted EBITDA	$46.0	$—	$—	$(9.0)	$37.0

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
We have debt covenants under both the indenture governing our Notes and our credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The credit facility covenants prohibit us from increasing our total indebtedness above 4.25 of our previous quarter’s annualized EBITDA. Under the indenture governing our Notes, any increase in secured indebtedness would be subject to a pro-forma permitted liens test not to exceed 3.5 times our previous quarter’s annualized EBITDA, and the incurrence of total indebtedness is restricted not to exceed 4.25 times our previous quarter’s annualized EBITDA.

As of June 30, 2011, we had $25.4 million in cash and cash equivalents and $0.6 million in non-current restricted cash (included within other long-term assets on the June 30, 2011 consolidated balance sheet). Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. Working capital (current assets less current liabilities) at June 30, 2011 was a deficit of $17.3 million. Although we have a working capital deficit as of June 30, 2011, a majority of the deficit is a result of a current deferred revenue balance of $15.7 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the June 30, 2011 current deferred revenue balance. Additionally, as of June 30, 2011, we had $93.6 million available on our line of credit, which can be used to satisfy any short term obligations.
Our net capital expenditures increased by $53.7 million, or 91%, during the year ended June 30, 2011 as compared to the year ended June 30, 2010, from $58.8 million to $112.5 million, net of stimulus grants, respectively. Our capital expenditures primarily relate to success-based contracts. The increase is a result of meeting the needs of our increased customer base resulting from our Fiscal 2011 acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next two fiscal years, we expect that the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our credit agreement, and available cash on hand. These capital expenditures will, however, primarily be success-based, that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As a result, the amount we invest in such capital expenditures will be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.
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
The following table sets forth components of our cash flow for the years ended, 2011, 2010 and 2009.

	Year ended June 30,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$97,054	$58,200	$24,667
Net cash used in investing activities	(296,162)	(155,322)	(73,122)
Net cash provided by financing activities	134,190	135,446	67,921
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $38.9 million, or 67%, from $58.2 million to $97.1 million during the years ended June 30, 2010 and 2011, respectively. Net cash flows from operating activities during the year ended June 30, 2011 represents our loss from continuing operations of $5.0 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $60.5 million, the deferred tax provision of $11.1 million and non-cash stock-based compensation expense of $24.3 million, plus the change in working capital components.
Net cash flows from operating activities during the year ended June 30, 2010 represents our loss from continuing operations of $5.0 million, plus the add back to our net earnings of non-cash items deducted in the determination of net income, principally depreciation and amortization of $38.7 million, the deferred tax provision of $5.4 million, non-cash stock-based compensation expense of $18.2 million and our loss on extinguishment of debt of $5.9 million less the $9.1 gain on bargain purchase of FiberNet, plus the change in working capital components.

The increase in net cash flows from operating activities during Fiscal 2011 is a result of the increase in earnings recognized associated with our acquisitions during Fiscal 2011 and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $296.2 million and $155.3 million during the years ended June 30, 2011 and 2010, respectively. During the year ended June 30, 2011, our principal uses of cash in investing activities were our $73.7 million purchase of AGL Networks, our $110.0 merger with AFS and $112.5 million in additions to property and equipment, net of stimulus grant reimbursements.
During the year ended June 30, 2010, our principal uses of cash in investing activities were our $96.6 million purchase of FiberNet and $58.8 million in additions to network-related equipment.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $134.2 million and $135.4 million during the years ended June 30, 2011 and 2010, respectively. Our cash flows from financing activities during the year ended June 30, 2011 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering and $36.5 million in equity contributions from CII. These cash inflows were offset by $4.1 million in deferred financing costs and $1.7 million in principal payments on capital leases during the period.
Our cash flows from financing activities during the year ended June 30, 2010 primarily consisted of $39.8 million from equity contributions, $246.9 million in net proceeds from our March 2010 Note offering and $30 million in net proceeds on a term loan entered into in order to finance the FiberNet acquisition. These financing inflows were offset by the repayment of our outstanding term loans totaling $166.2 million, debt issuance costs incurred during the period of $12.4 million, $2.2 million in capital lease principal payments, and $0.6 million in transfers of cash to restricted cash accounts.
Contractual Cash Obligations
The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2011. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Long-term debt (principal and interest)	$559,286	$35,875	$76,250	$71,750	$375,411
Operating leases	178,799	23,353	40,511	33,876	81,059
Purchase obligations	22,822	22,202	620	—	—
Capital leases (principal and interest)	15,717	1,769	3,475	3,175	7,298

Total	$776,624	$83,199	$120,856	$108,801	$463,768

The Company’s purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
We have reviewed all new accounting pronouncements and have concluded that none of the recently issued pronouncements will have a material impact on our consolidated results of operations, financial condition, or financial disclosure.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time.
As of June 30, 2011, we had outstanding approximately $350.1 million of fixed-rate Notes, approximately $11.2 million of capital lease obligations, and $93.6 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes as of June 30, 2011 to be $385.9 million compared to the carrying value of $350.1 million.
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
We do not have any material foreign currency or commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the information set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2011. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position
Daniel Caruso	47	President, Chief Executive Officer, and Director
Kenneth desGarennes	40	Chief Financial Officer and Treasurer
Scott Beer	42	General Counsel and Secretary
David Howson	40	President, Zayo Bandwidth
Glenn S. Russo	52	President, Zayo Networks
Chris Morley	37	President, zColo
Matthew Erickson	34	President, Zayo Fiber Solutions
Rick Connor	62	Director, Compensation Committee Member and Audit Committee Chairman
Michael Choe	39	Director and Compensation Committee Member
John Siegel	42	Director and Audit Committee Member
Gillis Cashman	36	Director and Audit Committee Member
John Downer	53	Director and Compensation Committee Member
Management Team
Daniel Caruso, one of our cofounders, has served as our President and Chief Executive Officer since our inception in 2007. Between 2004 and 2006, Mr. Caruso was President and CEO of ICG Communications, Inc. (“ICG”). In 2004, he led a buyout of ICG and took it private. In 2006, ICG was sold to Level 3 Communications, Inc. (“Level 3”). Prior to ICG, Mr. Caruso was one of the founding executives of Level 3, and served as their Group Vice President from 1997 through 2003 where he was responsible for Level 3’s engineering, construction, and operations organization and most of its lines of business and marketing functions. Prior to Level 3, Mr. Caruso was a member of the MFS Communications Company, Inc. senior management team. He began his career at Illinois Bell Telephone Company, a former subsidiary of Ameritech Corporation. Mr. Caruso is an investor in, and currently serves as the executive Chairman of, Envysion, Inc., where he is responsible for setting the strategic direction of the company and mentoring the executive team. He holds an MBA from the University of Chicago and a BS in Mechanical Engineering from the University of Illinois.
Kenneth desGarennes has served as our Chief Financial Officer and Treasurer since October 2007. From November 2003 to October 2007, Mr. desGarennes served as Chief Financial Officer for Wire One Communications, Inc. Prior to joining Wire One, Mr. desGarennes was a Senior Director at The Gores Group, LLC, a technology-focused private equity firm. Mr. desGarennes started his career as a commercial banking officer with First Union Bank before moving to Accenture plc, where he worked for 6 years in a corporate development role. Mr. desGarennes received his BS in finance from the University of Maryland in College Park.
Scott Beer has served as our General Counsel and Secretary since May 2007. From August 2006 to May 2007, Mr. Beer worked for Level 3 as VP of Carrier Relations, where he was responsible for vendor relations, contract negotiations and various off-net cost management initiatives. Prior to Level 3’s acquisition of ICG, Mr. Beer was VP and General Counsel of ICG, overseeing all legal and regulatory matters for the company from September 2004 to August 2006. Before starting with ICG, Mr. Beer was in house counsel at MCI WorldCom Network Services Inc. supporting the Mass Markets Finance Department for three years. He began his legal career as an associate attorney for McGloin, Davenport, Severson & Snow, PC, where he was a commercial litigator and represented several large communication companies. Mr. Beer holds a Juris Doctorate from Detroit College of Law at Michigan State University. He earned his B.A. from Michigan State in Communications and Pre-law.
David Howson has served as the President of Zayo Bandwidth since November 2010. Mr. Howson joined the Company in June 2010 as President of the zColo business unit. From April 1998 to May 2010 Mr. Howson served as part of the management team at Level 3 serving as Senior Vice President from 2004 to 2010, where he was responsible for various operations roles. Before joining Level 3, Mr. Howson worked for a subsidiary of MFS Communications responsible for the design and construction of fiber networks and colocation facilities in Europe, Asia and Australia. Mr. Howson earned his Engineering degree from Oxford Brookes University in England.

Glenn Russo joined the Company in September 2008 as the President of the Zayo Enterprise Networks business unit. In January of 2011, Mr. Russo was appointed to the position of President of Zayo Networks. From September 2000 to August 2008, Mr. Russo served as part of the management team at Level 3. He acted as Senior Vice President from 2003 to 2008, where he was responsible for transport and infrastructure services across North America and Europe. Before joining Level 3, Mr. Russo was a senior executive at Bridgeworks, a regional network services company in Texas, and spent 16 years with ExxonMobil’s global chemical product division in a range of IT, sales and finance leadership positions. Mr. Russo earned his Engineering degree from Cornell University.
Chris Morley has served as President of zColo since November 2010. Mr. Morley joined the Company in 2009 as Chief Financial Officer and Head of Product Management for the Zayo Bandwidth business unit. From 2008 until joining the Company in 2009 Mr. Morley acted as an independent consultant advising operating companies and private equity investors on strategy, merger and acquisition due diligence and execution, and operational improvements. During 2006 and 2007 Mr. Morley served as part of the management team for One Communications Corporation serving as Chief Integration Officer and the Executive Vice President of Operations and Networks. From 1999 to 2006 Mr. Morley served as part of the management team for Conversent Communications, LLC serving as Executive Vice President of Operations and Engineering. Mr. Morley received his B.S. in Finance from the University of Denver.
Matthew Erickson has served as the President of Zayo Fiber Solutions since July 2010. Prior to his current role, Mr. Erickson held roles in corporate development and product and vendor management since our inception in 2007. Prior to joining us, Mr. Erickson was at ICG, where he was Vice President of Marketing & Product Management from October 2004 to July 2006. Prior to ICG, Mr. Erickson was at Level 3 where he held various roles including Internet, transport and infrastructure product management and corporate strategy/development. Mr. Erickson began his career at PricewaterhouseCoopers in the audit and financial advisory services groups. Mr. Erickson received his B.S. in Accounting from Colorado State University.
Directors
Rick Connor has served as a Director and Chairman of the audit committee since June 2010. Mr. Connor is currently retired. Prior to his retirement in 2009, he was an audit partner with KPMG LLP where he served clients in the telecommunications and media, and energy industries for 38 years. During the last 12 years of his career he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor was appointed Director and the Chairman of the Audit Committee as a result of his extensive technical accounting and auditing background, knowledge of SEC filing requirements and experience with telecommunications clients.
Michael Choe has served as a Director since March 2009. Mr. Choe is currently a Managing Director at Charlesbank Capital Partners LLC, where he is responsible for executing and monitoring investments in companies. He joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1997, and was appointed as Managing Director in 2006. Prior to that he was with McKinsey & Company, where he focused on corporate strategy work in energy, health care and media. Mr. Choe graduated from Harvard University with a BA in Biology. Mr. Choe is a member of the Board of Directors of DEI Holdings, Inc., Horn Industrial Services, LLC and OnCore Manufacturing, LLC. Mr. Choe was appointed Director as a result of his extensive experience with mergers and acquisitions of middle-market companies.
John Siegel has served as a Director since May 2007. Mr. Siegel has been a Partner of Columbia Capital since April 2000, where he focuses on communication services investments. Mr. Siegel is a member of the Board of Directors of euNetworks, Cologix, GTS Central Europe, mindSHIFT Technologies, Inc., Presidio, Incorporated, and Teliris, Inc. Prior to Columbia, Mr. Siegel held positions with Morgan Stanley Capital Partners, Fidelity Ventures, and the Investment Banking Division of Alex. Brown & Sons, Incorporated. Mr. Siegel received his B.A. from Princeton University and his M.B.A. from Harvard Business School. Mr. Siegel was appointed Director as a result of his vast knowledge of the telecommunications industry obtained over his career of investing primarily in the telecommunications/data services arena.

Gillis Cashman has served as a Director since May 2007. Mr. Cashman currently serves as a Managing Partner of M/C Partners, where he focuses on telecom and media infrastructure. He joined M/C Partners as an associate in 1999 and was promoted to partner in 2006 before his appointment to his current position in 2007. From 1997 to 1999, he was with Salomon Smith Barney in the Global Telecommunications Corporate Finance Group, where he focused on mergers and acquisitions in the wireline and wireless segments of the telecommunications industry. Mr. Cashman currently serves as the Chairman of Baja Broadband Holding Company, LLC, on the Board of Directors of Corelink Data Centers, and CSDVRS, GTS Central Europe and Plum Choice, Inc. Mr. Cashman received an AB in economics from Duke University. Mr. Cashman was appointed Director as a result his merger and acquisition experience and portfolio company management evidenced by his current position at M/C Partners where he leads the Broadband Infrastructure and Services portion of the M/C Partners portfolio.
John Downer has served as Director since May 2007. Mr. Downer joined the Oak Investment Partners team as Director-Private Equity in 2003 following a 14-year career as a Managing Director at Cornerstone Equity Investors, LLC, a middle-market private equity firm with over $1.2 billion under management. At Cornerstone, Mr. Downer led the management buyout of a number of technology and tech-related companies and acted as the lead investor for numerous later-stage expansion financings. Prior to Cornerstone, Mr. Downer worked at the private equity groups at T. Rowe Price and the Harvard Management Company. Mr. Downer currently serves as a director of Geotrace Technologies, Inc., LumaSense Technologies, Inc., and Plastic Logic Russia and Enterprise Sourcing Services. He is currently a Trustee of Phillips Exeter Academy. Mr. Downer earned his BA, JD, and MBA from Harvard University. Mr. Downer was appointed Director as a result of his knowledge of mergers and acquisitions, legal, financing and operations gathered over his private equity career.
Departed Officers and Directors
In November 2010, John Scarano, one of our founders and President of Zayo Bandwidth and Chief Operating Officer from the Company’s inception through November 2010, voluntarily resigned from the Company. There were no disagreements between Mr. Scarano and the Company or any officer or director of the Company which led to Mr. Scarano’s resignation. Mr. Scarano resignation was a result of his desire to pursue and concentrate on other business matters. In November 2010, Mr. Howson assumed Mr. Scarano’s responsibilities as President of Zayo Bandwidth.
In March of 2011, Don Detampel resigned from the Company’s Board of Directors. Mr. Detampel’s voluntary resignation was a result of his pursuit of alternative endeavors which could have resulted in both constraints on his time and potential business conflicts. There were no disagreements between Mr. Detampel and the Company or any officer or director of the Company which led to Mr. Detampel’s resignation. Mr. Detampel acted as one of Zayo’s first two independent directors and served on the Board of Directors since July of 2010. With the resignation, Mr. Detampel also resigned from his role as Chairman of the Company’s Compensation Committee and as a member of the Audit Committee.
Committees of the Board
Audit Committee
Our Audit Committee is currently composed of Mr. Connor, Mr. Cashman and Mr. Siegel, each of whom is a non-employee member of the board.
Code of Ethics
We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of conduct is available in the “Corporate Governance” section of our website at http://investor.zayo.com/corporate-governance. A copy of our code of conduct will be provided to any person without charge upon request, by contacting [insert desired contact person for these requests — name, address and phone]

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers. When we refer to “executive” in this section, we mean our five executives listed in the Summary Compensation Table, below.
Compensation Objectives
The objective of our compensation practices is to attract, retain, and motivate the highest quality employees and executives who share our core value of enhancing equity-holder value. We believe that the primary goal of management is to create value for our stakeholders and we have designed our compensation program around this philosophy. Substantially all of our employees have a material portion of their compensation tied to the Company’s performance, and a large portion of the overall compensation of our executives is comprised of long-term compensation.
Elements of Executive Compensation
The components of compensation for our executives are base salary, quarterly non-equity incentive compensation, equity participation, and benefits. In addition, in limited circumstances, the Compensation Committee may exercise its discretion to pay other cash bonuses. Total compensation is targeted at or above the median for the industry, depending on the executive’s experience, historical performance and demands of the position. Total compensation increases with position and responsibility. Pursuant to our objective of aligning our executives’ interests with the interests of our equity holders, we create compensation packages that meet or exceed general industry levels by combining base salaries that are at or below industry levels with bonuses and equity incentives that are at or above industry levels. The percentage of compensation that is “at risk” also increases with position and responsibility. “At risk” compensation includes potential quarterly payouts under our non-equity incentive compensation plan and long-term incentive awards. Executives with greater roles in, and responsibility for, achieving our performance goals bear a greater proportion of the risk that those goals are not achieved and receive a greater proportion of the rewards if goals are met or surpassed.
Base Salary. We provide our executives with a base salary to provide them with an immediate financial incentive. Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive. Base salaries are generally at or below our peer companies. Base salaries are approved by the Board’s Compensation Committee and are based on the recommendation of our CEO, Mr. Caruso. Base salaries are reviewed and adjusted from time to time based on individual merit, promotions or other changes in job responsibilities. There are no automatic increases in base salary.
Our co-founder, Mr. Caruso, currently receives a minimal base salary. In lieu of receiving a market based salary, Mr. Caruso elected to receive substantially all of his compensation in the form of equity awards.
Non-Equity Incentive Compensation Plan. Consistent with our compensation objectives described above, we also have a quarterly non-equity incentive compensation plan in which most of our salaried employees, including our executives, participate. Similar to base salaries, this plan provides our executives with potential cash payments which act as an incentive for current performance, while also encouraging behavior that is consistent with our long-term goals. In support of our compensation objectives, target payout amounts under this plan are generally above what management estimates to be the industry median, so that when combined with below or at median salaries, they create total cash compensation at or above the median of our industry generally.
We make these non-equity incentive compensation plan payments to participating executives if quarterly financial targets (generally a modified calculation of adjusted EBITDA) and certain business unit objectives are met. The financial targets and business unit objectives are proposed by the CEO (who does not participate in the non-equity incentive compensation plan) and are approved by the Compensation Committee. Our CEO recommends to the Compensation Committee the quarterly payouts under this plan, from 0% to 200% of an individual or a group’s target payout, based on the relative achievement of the financial targets and business unit objectives. The actual financial results may be adjusted up or down to account for certain non-recurring or unusual events, if approved by the Compensation Committee.

The business unit objectives that were set in fiscal 2011 consisted of financial performance objectives, strategy initiatives, executive initiatives and financial management goals, at the business unit level. The business unit objectives established for the company reflect a mix of near term projects and longer term improvement initiatives. Actual payouts under the plan are determined based on our CEO’s quantitative and qualitative evaluation of performance against the objectives and are approved by our Compensation Committee.
The table below shows the total target payouts and actual payouts under the non-equity incentive compensation plan for Fiscal 2011 for our Chief Executive Officer, Chief Financial Officer, and three most highly compensated other executive officers. We refer to these five people as our named executive officers.

	Plan	Plan
	Target	Actual
Name	Payout	Payout
Daniel Caruso	$—	$—
Kenneth desGarennes	$102,000	$130,980
David Howson	$80,932	$103,397
Glenn Russo	$105,000	$76,875
Marty Snella	$93,500	$108,625
Upon reevaluating the current ratio of base salary, bonus and equity of our named executives, we may increase their bonus targets in connection with any increase in their base salaries with the approval of the Compensation Committee.
Our CEO, Mr. Caruso, does not earn a quarterly payment under the non-equity incentive compensation plan.
Equity. A significant percentage of total compensation for our executives is allocated to equity compensation. We believe equity ownership encourages executives to behave like owners and provides a clear link between the interest of executives and those of equity holders.
Certain employees, including our executives, are granted common units in CII, our indirect parent company. Upon a distribution at CII, the holders of common units are entitled to share in the proceeds of a distribution after certain obligations to the preferred unit holders are met. See Note 12: Equity of our Fiscal 2011 Consolidated Financial Statements for additional information on member’s equity of CII, including the common units.
Certain executives also received preferred units in CII. The preferred unit holders are not entitled to receive dividends or distributions (although CII may elect to include holders of preferred units in distributions at its discretion). Upon a distribution at CII the holders of preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80-85% of the proceeds of a distribution while the common unit holders receive the remaining 15-20%, depending on the aggregate preferred investor return on their investments.
Common units are awarded to executives upon hiring and at any time thereafter at the discretion of the Compensation Committee based on the executives’ past or expected role in increasing our equity value. All of the granted common units are subject to the terms of employee equity agreements covering vesting and transfer, among other terms.
In Fiscal 2011, each of the named executive officers received incremental grants based on the Compensation Committee’s subjective evaluation of their overall performance and expected contribution to the future increase in CII’s overall equity value.

Bonus. Under the terms of his offer letter, Mr. Howson was entitled to a signing bonus equal to $60,000, which was paid during Fiscal 2011.
Benefits. We offer our executives the same health and welfare benefit and disability plans that we offer to all of our employees.
Determination of Executive Compensation
Our CEO, Mr. Caruso, makes recommendations to the Compensation Committee regarding the total compensation of each executive (excluding himself), including base salary, target bonus, and equity compensation, as well as the financial targets and business unit objectives which determine bonus payouts. The Compensation Committee considers the CEO’s recommendations in consultation with the full Board, and makes all final decisions for the total amount of compensation and each element of compensation for our executives, including Mr. Caruso.
Mr. Caruso and the Compensation Committee use their general knowledge of the compensation practices of other similar telecommunications companies and other private equity-owned companies in the formulation of their recommendations and decisions. The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to our employees in general, including our executives, are handled by company management and our professional employee organization, ADP.
Employment and Equity Arrangements
During Fiscal 2011, our named executives have been granted the following preferred and common units in CII as equity compensation for services rendered.

			First vesting		Grant date fair
Named executive/Equity class	Units		date	Vesting End	value
Daniel Caruso
Preferred B	970,000	[1]	10/31/2010	10/31/2013	$2.48
Common D	8,096,118	[2]	1/1/2011	1/1/2014	$0.00
Common E	2,007,425	[2]	5/20/2011	5/20/2014	$0.23

Kenneth deGarennes
Common D	5,152,075	[2]	1/1/2011	1/1/2014	$0.00
Common E	795,519	[2]	5/20/2011	5/20/2014	$0.23

Glenn Russo
Common D	110,000	[2]	1/1/2011	1/1/2014	$0.00
Common E	500,000	[2]	5/20/2011	5/20/2014	$0.23

Marty Snella
Common D	1,840,027	[2]	1/1/2012	1/1/2014	$0.00

David Howson
Common B	500,000	[3]	5/26/2011	5/27/2014	$0.33
Common D	2,145,027	[2]	1/1/2012	1/1/2015	$0.00

[1]	Mr. Caruso’s Preferred B shares vest ratably each quarter over a period of three years.

[2]	Class D and E common units vest 33.33 percent on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.

[3]	Mr. Howson’s Class B common units vest 33.33 percent on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.

Accelerated Vesting. Under the respective Employee Equity Agreements for Messrs. desGarennes, Russo, Snella and Howson, each of their unvested Units will immediately vest five months after the consummation of a sale of CII, provided that the relevant employee has remained continuously employed from the date of the relevant Employee Equity Agreement through the date of such sale and does not voluntarily terminate his employment prior to the expiration of such five months, if (i) all of the consideration paid in respect of such sale consists of cash or certain marketable securities or (ii) in the event that the consideration consists of other than cash or such securities, the board of directors of CII determines that such sale constituted a management control acquisition. For purposes of such Employee Equity Agreement, a “sale” of CII means any of (a) a merger or consolidation of CII or its subsidiaries into or with any other person or persons, or a transfer of units in a single transaction or a series of transactions, in which in any case the members of CII or the members of its subsidiaries immediately prior to such merger, consolidation, sale, exchange, conveyance or other disposition or first of such series of transactions possess less than a majority of the voting power of CII’s or its subsidiaries’ or any successor entity’s issued and outstanding capital securities immediately after such transaction or series of such transactions; or (b) a single transaction or series of transactions, pursuant to which a person or persons who are not direct or indirect wholly-owned subsidiaries of CII acquire all or substantially all of CII’s or its subsidiaries’ assets determined on a consolidated basis, in each case, other than (i) the issuance of additional capital securities in a public offering or private offering for the account of CII or (ii) a foreclosure or similar transfer of equity occurring in connection with a creditor exercising remedies upon the default of any indebtedness of CII. Further, for purposes of such Employee Equity Agreement, “management control acquisition” is defined as a sale of CII with respect to which (i) immediately prior to such sale of CII, Dan Caruso is serving CII as chief executive officer and (ii) after giving effect to the consummation of the sale of CII, Dan Caruso is not offered the opportunity to serve as the chief executive officer of the combined company resulting from such sale of CII.
Under the Vesting Agreements for Mr. Caruso, the unvested Preferred Units and Common Units will, upon a sale of CII, immediately vest, provided that the executive remains employed by CII or one of its subsidiaries. For purposes of the Vesting Agreements, “sale” of CII means any of the following: (a) a merger or consolidation of CII or its subsidiaries into or with any other person or persons, or a transfer of units in a single transaction or a series of transactions, in which in any case the members of CII or the members of its subsidiaries immediately prior to such merger, consolidation, sale, exchange, conveyance or other disposition or first of such series of transactions possess less than a majority of the voting power of CII’s or its subsidiaries’ or any successor entity’s issued and outstanding capital securities immediately after such transaction or series of such transactions; (b) a single transaction or series of transactions, pursuant to which a person or persons who are not direct or indirect wholly-owned subsidiaries of CII acquire all or substantially all of CII’s or its subsidiaries’ assets determined on a consolidated basis, in each case whether pursuant to a sale, lease, transfer, exclusive license or other disposition outside of the ordinary course of business.

Summary Compensation Table
The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers.

						Non-Equity
						Incentive Plan
	Fiscal				Stock	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)(1)	($)(2)	Total ($)
Daniel Caruso	2009	10,951	—		—	—	10,951
Chief Executive Officer	2010	10,951	—		—	—	10,951
	2011	10,951	—		2,867,308	—	2,878,259
Kenneth desGarennes	2009	210,000	—		—	68,250	278,250
Chief Financial Officer	2010	225,000	—		—	122,880	347,880
	2011	240,000	—		182,969	130,980	553,949
David Howson	2009	N/A	N/A		N/A	N/A	N/A
President, Zayo Bandwidth	2010	N/A	N/A		N/A	N/A	N/A
	2011	240,000	60,000		165,000	103,397	568,397
Glenn Russo	2009	211,682	114,750	(3)	64,000	—	390,432
President, Zayo Networks	2010	255,000	38,250	(3)	—	38,250	331,500
	2011	244,375	—		115,000	76,875	436,250
Marty Snella	2009	200,000	—		—	60,000	260,000
Senior Vice President of	2010	201,667	—		—	138,500	340,167
Operations, Zayo Bandwidth	2011	220,000	—		—	108,625	328,625

(1)	Amounts shown reflect the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10, for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009. Assumptions used to determine these values can be found in Note 14: Fair Value Measurements, of our Consolidated Financial Statements.

(2)	Comprises compensation which we describe under “— Compensation Discussion and Analysis — Elements of Executive Compensation — Non-Equity Incentive Compensation Plan.”

(3)	Mr. Russo’s bonus was guaranteed at 150% of his target bonus for the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009.

Grants of Plan Based Awards in Fiscal 2011
The following table provides information about grants of plan based awards to our named executive officers in Fiscal 2011 and non-equity incentive plan award information for Fiscal 2011:

					All Other
		Fiscal 2011			Stock Awards:	Grant Date
		Non-Equity			Number of	Fair Value
		Incentive Plan			Shares of	of Stock and
	Grant	Targets			Stock or	Option
Name	Date	Threshold	Target ($)	Maximum	Units (#)(2)	Awards ($)
Daniel Caruso	12/29/10	—	—	—	390,000	967,200
	01/05/11	—	—	—	580,000	1,438,400
	01/24/11	—	—	—	8,096,118	0
	05/20/11	—	—	—	2,007,425	461,708
Kenneth desGarennes	N/A	0	102,000	204,000	—	0
	01/24/11	—	—	—	5,152,075	0
	05/20/11	—	—	—	795,519	182,970
David Howson	N/A	0	84,000	168,000	—	—
	1/24/11	—	—	—	2,145,027	—
	3/10/11	—	—	—	500,000	165,000
Glenn Russo	N/A	0	111,000	222,000	—	0
	01/24/11	—	—	—	110,000	0
	05/20/11				500,000	115,000
Marty Snella	N/A	0	93,500	187,000	—	0
	01/24/11	—	—	—	1,840,027	0

(1)	These figures represent the threshold, target and maximum annual cash payout opportunity for each executive under our non-equity incentive compensation plan during Fiscal 2011 (See “ — Elements of Compensation — Non-Equity Incentive Compensation Plan” for additional information regarding this plan and the actual payouts for Fiscal 2011).

(2)	The awards shown in this column vest as set forth under the heading “—Employment and Equity Arrangements.”
Outstanding Equity Awards at 2011 Fiscal Year End
The table below lists the number and value of equity awards that have not vested at year end of Fiscal 2011:

			Market Value of
	Number of Shares		Shares or Units of
	or Units of Stock that		Stock that have not
Name	have not Vested (#)		Vested ($)(1)
Daniel Caruso	11,356,043	(2)(7)	5,371,204
Kenneth desGarennes	7,624,853	(3) (8)	2,817,651
David Howson	2,509,610	(4)(9)	876,417
Glenn Russo	1,360,000	(5)(10)	684,725
Marty Snella	2,484,992	(6) (11)	952,242

(1)	Market value is based on the following fair value estimates at the end of Fiscal 2011.

Class	Fair Value
Preferred Unit A	$2.10
Preferred Unit B	$2.80
Common Unit A	$0.81
Common Unit B	$0.58
Common Unit C	$0.33
Common Unit D	$0.31
Common Unit E	$0.23

(2)	Includes unvested Class B, D and E Common Units and Class B Preferred Units.

(3)	Includes unvested Class A, B, D and E Common Units.

(4)	Includes unvested Class B and D Common Units.

(5)	Includes unvested Class A, B, D and E Common Units.

(6)	Includes unvested Class A, B, C and D Common Units.

(7)	5,584,384, 3,687,948 and 2,083,711 units will vest during Fiscal 2012, 2013 and 2014, respectively.

(8)	3,962,409 2,540,865 and 1,121,580 units will vest during Fiscal 2012, 2013 and 2014, respectively.

(9)	1,190,363, 840,009, and 479,238 units will vest during Fiscal 2012, 2013 and 2014, respectively.

(10)	733,522, 390,833 and 235,644 units will vest during Fiscal 2012, 2013 and 2014, respectively.

(11)	1,349,540, 822,648 and 312,805 units will vest during Fiscal 2012, 2013 and 2014, respectively.
Option Exercises and Stock Vested in 2011
The table below sets forth the equity awards that vested during Fiscal 2011:

		Market Value of
	Number of Shares	Shares or Units of
	or Units of Stock	Stock that Vested
Name	that Vested in 2011 (#)	in 2011 ($)(1)
Daniel Caruso	4,515,764	7,048,744
Kenneth desGarennes	1,681,778	2,817,651
David Howson	135,417	78,542
Glenn Russo	562,500	412,500
Marty Snella	583,750	399,488

(1)	See “— Option Exercises and Stock Vested in 2011” for June 30, 2011 fair value estimates by class.
Pension Benefits for Fiscal 2011
We do not maintain a defined benefit pension plan and there were no pension benefits earned by our executives in the year ended June 30, 2011.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering our executives.

Potential Payments upon Termination or Change-in-Control
As a general practice the executives are not entitled to any payments upon termination or change-in-control other than those rights provided in the employee equity agreements. See “— Employment and Equity Arrangements” above for information regarding vesting of equity in CII upon a change of control of CII. The following table sets forth information about the market value of unvested units held by each of the named executives which would have accelerated upon a change in control on the last day of Fiscal Year 2011

Market Value of
Unvested Units
as at June 30,
2011
that would vest
Name	upon Change in Control
Daniel Caruso	$5,371,204
Kenneth desGarennes	$1,681,778
David Howson	$876,417
Glenn Russo	$684,725
Marty Snella	$952,242
Director Compensation
Prior to June 18, 2010, our Board was comprised of our Chief Executive Officer and representatives from a subset of our private equity investors. Neither our employee director nor the director representatives from our private equity investors received any compensation for their services on either the Board or Committees of the Board during Fiscal 2010. On June 18, 2010 we expanded our Board to include two independent directors not affiliated with our current investor base. Upon the expansion of the Board, we instituted a compensation program for independent directors. The following table details the compensation paid to non-employee directors during Fiscal 2011.

	Fees Earned or		Non-equity
	Paid in Cash		incentive plan	All other
Name	($)	Equity awards	compensation	Compensation	Total
Rick Connor	$42,000	$11,500	$—	$55,524	$109,024
Don Detampel	$37,001	$—	$—	$48,583	$85,584
The independent board member compensation plan consists of an annual retainer of $25,000 for each independent director for their Board membership and separate annual fees for committee chairmanship and membership. These separate fees for independent directors are comprised of an annual fee of $12,500 for the chairmanship of the audit committee and $5,000 for the chairmanship of the compensation committee. In addition, each independent director who is a member, other than the chairman, of the audit committee receives an annual fee of $5,000 and an independent director who is a member, other than the chairman, of the compensation committee receives an annual fee of $2,500. Independent board members also receive a per-meeting fee of $1,000 for attendance at in-person Board meetings.
During Fiscal 2011, Mr. Connor was granted 63,739 Class D Common Units of which 33.3 percent will vest on January 1, 2012 and the remainder will vest pro rata on a monthly basis over the two-year period ending on January 1, 2014. The grant date fair value of Mr. Connor’s Class D Common Units was $0. Mr. Connor was also granted 50,000 Class E Common Units of which 33.3 percent will vest on May 20, 2012, and the remainder will vest pro rata on a monthly basis over a the two- year period ending on May 20, 2014. The grant date fair value of Mr. Connor’s Class E Common Units was $11,500. We have also agreed to pay each independent director an amount sufficient to reimburse them for 50% of the applicable income taxes on the Class B Preferred Units granted to them in Fiscal 2010. Pursuant to the compensation program for independent directors, during Fiscal 2011, Mr. Connor received $97,524, including $55,524 to cover an estimate of the taxes assessed against the Class B preferred units granted to Mr. Connor during Fiscal 2010.

We reimburse our non-employee directors for travel, lodging and other reasonable out-of-pocket expenses in connection with the attendance at Board and committee meetings. We also provide liability insurance for our directors and officers.
On March 24, 2011, Don Detampel resigned from our Board of Directors. Mr. Detampel’s voluntary resignation was a result of his pursuit of alternative endeavors which could result in constraints on his time and potential business conflicts. There were no disagreements between Mr. Detampel and the Company or any officer or director of the Company which led to Mr. Detampel’s resignation. Mr. Detampel acted as one of our first two independent directors and served on our Board of Directors since July 2, 2010. With the resignation, Mr. Detampel also resigned from his role as Chairman of the Company’s Compensation Committee and as a member of the Audit Committee. In connection with his resignation, Mr. Detampel forfeited on all of his unvested equity grants which included 63,926 Class B Preferred Units, 110,935 Class C Common Units and 55,572 Class D Common Units. During Fiscal 2011, pursuant to the compensation program for independent directors, Mr. Detampel received $85,584, including $48,583 to cover an estimate of the taxes assessed against Mr. Detampel’s Class B preferred unit grant.
Other Matters Relating to Management
Daniel Caruso a founder of the Zayo Group and owns a substantial amount of equity of CII, our indirect parent company. Mr. Caruso currently acts our President and Chief Executive Officer, but has not entered into an employment agreement with us or any entity affiliated with us that contractually determines his rights and obligations. On May 22, 2007, however, Mr. Caruso entered into a Founder Noncompetition Agreement with CII and on December 31, 2007, he entered into a Vesting Agreement with regard to certain equity in CII. The noncompetition agreement of Mr. Caruso terminated on October 31, 2010 and was replaced with a revised noncompetition agreement which expires on October 31, 2013. Pursuant to the noncompetition agreement, Mr. Caruso is, during the term of the agreement, not permitted to own, manage, work for, provide assistance to or be connected in any other manner with a business engaged in owning or operating fiber networks, other than with respect to us, subject to exceptions noted below.
Mr. Caruso is an investor in Envysion, Inc. and GTS Central Europe and currently serves as the executive Chairman of Envysion, Inc. Envysion, Inc. is engaged in managed video as a service and is not a direct competitor of the Zayo Group.
Mr. Caruso, despite the fact that he does not have an employment agreement with Zayo Group, LLC or any of its affiliates, intends to devote the vast majority of his business time to Zayo Group, LLC and its subsidiaries.
Compensation Committee Interlocks and Insider Participation
During Fiscal 2011, none of the members of the Compensation Committee served, or has at any time served, as an officer or employee of our company or any of our subsidiaries. In addition, none of our executive officers has served as a member of a compensation committee, or other committee serving an equivalent function of any other entity.
Report of the Compensation Committee
The Compensation Committee, which is composed solely of non-employee directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of Zayo Group, LLC’s executive officers. The Compensation Committee has reviewed and discussed “Item 11 — Executive Compensation” within this Annual Report, including the compensation of the Company’s CEO, Dan Caruso, and CFO, Ken desGarennes. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Executive Compensation” section be included in Zayo Group’s Fiscal 2011 Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
Michael Choe, Chairman
Rick Connor
John Downer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
One hundred percent of our equity is owned, indirectly, by CII. The following table sets forth the beneficial ownership of our indirect parent company, CII, by each person or entity that is known to us to own more than 5% of CII’s outstanding membership interests and each of our executive officers and directors who owns an interest in CII as of September 9, 2011. CII’s membership interests are comprised of Preferred Class A Units, Preferred Class B Units, and Common Units (divided into Class A, B, C, D and E Common Units). The Common Units do not carry voting rights. Upon a liquidation of the Company, the holders of the preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80% to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15% to 20%, depending on the aggregate preferred investor return on investment. As of September 9, 2011, CII had 220,006,071 Preferred Class A Units outstanding, 18,936,580 Preferred Class B Units outstanding and 109,812,741 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all units shown as owned by them except as otherwise set forth in the notes to the table and subject to community property laws, where applicable.

	Number of		Number of
	Preferred		Preferred
	Class A		Class B
	Units	Percent	Units	Percent		Percent
	Beneficially	of	Beneficially	of	Common	of
Name of Beneficial Owner	Owned	Class	Owned	Class	Units	Class
5% Beneficial Owners of CII
Battery Ventures(1)	22,439,636	10.2%	908,330	2.4%	—	—
Centennial Ventures(2)	13,199,787	6.0%	3,027,767	8.0%	—	—
Charlesbank Capital Partners(3)(8)	16,189,149	7.4%	21,042,981	55.9%	—	—
Columbia Capital(4)(9)	51,056,575	23.2%	—	—	—	—
M/C Partners(5)(10)	51,013,255	23.2%	—	—	—	—
Morgan Stanley Alternative Investment Partners(6)	6,107,143	2.8%	8,629,136	22.9%	—	—
Oak Investment Partners XII, Limited Partnership(7)(11)	51,928,571	23.6%	2,724,990	7.2%	—	—
Our Directors
Daniel Caruso	4,665,333	2.1%	970,000	2.6%	29,275,765	26.7%
Michael Choe(8)	—	—	—	—	—	—
John Siegel(9)	—	—	—	—	—	—
Gillis Cashman(10)	—	—	—	—	—	—
John Downer(11)	—	—	—	—	—	—
Rick Connor	—	—	73,059	0.2%	240,522	0.2%
Our Named Executive Officers	—	—	—	—	—	—
Kenneth desGarennes	25,000	*	—	—	12,674,705	11.5%
David Howson	—	—	—	—	2,645,027	2.4%
Glenn S. Russo	100,000	*	—	—	2,610,000	0.2%
Marty Snella	—	—	—	—	4,091,694	3.7%
All directors and executive officers as a group	7,350,999	3.3%	1,043,059	2.8%	61,139293	55.0%

*	Less than 0.1%.

(1)	Aggregate holdings of Battery Ventures VII, L.P., Battery Investment Partners VII, LLC, and Battery Ventures VII, L.P. The address for all three entities is 930 Winter Street, Suite 2500, Waltham, MA 02451.

(2)	Aggregate holdings of Centennial Ventures VII, L.P. and Centennial Entrepreneurs Fund VII, L.P. The address for both entities is 1428 Fifteenth Street, Denver, Colorado 80202.

(3)	Aggregate holdings of Charlesbank Equity Fund VI, Limited Partnership, CB Offshore Equity Fund VI, Charlesbank Equity Coinvestment Fund VI, LP, and Charlesbank Equity Coinvestment Partners, LP. The address for all four entities is 200 Clarendon, 5th Floor, Boston, MA 02116.

(4)	Aggregate holdings of Columbia Capital Equity Partners IV (QP), L.P., Columbia Capital Equity Partners IV (QPCO), L.P., Columbia Capital Employee Investors IV, L.P., Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners III (Cayman) L.P., Columbia Capital Equity Partners III (AI), L.P., Columbia Capital Investors III, L.L.C., and Columbia Capital Employee Investors III, L.L.C. The address for all seven entities is 201 N. Union Street, Suite 300, Alexandria, VA, 22314.

(5)	Aggregate holdings of M/C Partners VI, L.P., M/C Venture Investors, L.L.C., M/C Partners V, L.P., and Chestnut Venture Partners, L.P. The address for all four entities is 75 State Street, Suite 2500, Boston, MA, 02109.

(6)	Aggregate holdings of Yawlbreak & Co FTBO GTB Capital Partners LP, Morgan Stanley Private Markets Fund IV LP, Stormbay & Co FTBO Vijverpoort Hulzen C.V. The address for all three entities is 100 Front Street, Suite 400, West Conshohocken, PA 19428-2881.

(7)	Address is 525 University Avenue, Suite 1300, Palo Alto, CA 94301.

(8)	Michael Choe is the Managing Director of Charlesbank Capital Partners.

(9)	John Siegel is a Partner of Columbia Capital.

(10)	Gillis Cashman is a General Partner of M/C Partners.

(11)	John Downer is the Director-Private Equity of Oak Investment Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Onvoy
We acquired Onvoy on November 7, 2007 at which time Onvoy operated as a vertically integrated telecommunications company. Subsequent to our acquisition of Onvoy, we separated the business of Onvoy into three distinct operating business units. Two of the business units of Onvoy were integrated into our Zayo Bandwidth and Zayo Enterprise Networks business units following the acquisition. The third business unit, Onvoy Voice Services, remained with Onvoy.
During the third quarter of 2010, management determined that the services provided by Onvoy did not fit within the Company’s current business model of providing telecom and internet infrastructure services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.
On April 1, 2011, after completing a restructuring of our operating segments, we determined that the ZEN unit no longer fit within our current business model and we spun the ZEN unit to our ultimate parent — CII. CII subsequently contributed the assets and liabilities of ZEN to its Onvoy subsidiary.
We have certain ongoing contractual relationships with Onvoy, which are based on agreements entered into at market rates between Onvoy and us.
The contractual relationships between us and Onvoy cover the following services:
Services Provided to Onvoy
We have entered into a Master Services Agreement with Onvoy which requires us to provide the following services to Onvoy:
•	Transport services for circuits.
•	Leases of colocation racks in various markets.
•	Fiber and optronics management.
•	Leases of colocation racks at the colocation facility at 60 Hudson Street, New York, New York.
Services Provided by Onvoy
We have entered into a Master Services Agreement with Onvoy which requires Onvoy to provide the following services to us:
•	Agent services for customer referrals.

•	Fiber IRU and services related to fiber in Minnesota.

•	Transport services covering lit services.

•	Sublease for space in Minneapolis and Plymouth, Minnesota.

•	Lease of colocation racks.

•	Agreements covering VOIP and switching services.
In addition to the services and contracts described above, we have entered into transition services agreements with Onvoy that outline each party’s responsibility with regards to payment to, and separation of services associated with, shared vendors. Furthermore, we have entered into a management agreement with Onvoy which relates to certain services provided for Onvoy by our management, such as compensation and benefits, insurance, tax, financial services and other corporate support.

Subsequent to the April 1, 2011 spin-off of ZEN and the March 12, 2010 spin-off of Onvoy, the revenue and expenses associated with transactions with ZEN and Onvoy have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related-parties subsequent to their spin-off dates:

	Year ended June 30,
	2011			2010
	OVS	ZEN	Total	OVS	ZEN	Total
Revenue	$4,475	$508	$4,983	$1,436	$—	$1,436
Operating costs	404	—	404	—	—	—
Selling, general and administrative expenses	161	99	260	564	—	564

Net	$3,910	$409	$4,319	$872	$—	$872

We, or Onvoy, may terminate existing contracts in the future or we may enter into additional or other contractual arrangements with Onvoy as a result of which our contractual relationship with Onvoy and the payments among us and Onvoy pursuant to such contracts may substantially change.
As of June 30, 2011, the Company had a receivable balance due from Onvoy, in the amount of $187, related to services the Company provided to OVS and/or ZEN.
Purchase of Notes
On September 14, 2010, Dan Caruso, our President, Chief Executive Officer and Director, purchased $500,000 (face amount) of our Notes in connection with our September 20, 2010 $100.0 million Note offering. The purchase price of the Notes was $516,000, including the premium on the Notes and accrued interest.
Transactions with CII
In March, 2011, CII made an interest payment on our behalf related to our $350 million Senior Secured Notes. As of June 30, 2011, the Company had a liability due to CII as a result of this payment in the amount of $4,590 which is payable on demand.
Director Independence
Our company’s board of directors is comprised of a majority of non-independent directors. Although the Company’s equity is not publicly traded, the Company utilized the definition of director “independence” as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Rick Connor, our Audit Committee Chairman, is our only independent director. Our board of directors has an audit committee and compensation committee. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
We first engaged Grant Thornton, LLP to be our independent registered public accounting firm in March 2008. The aggregate fees billed to us for each of the years ended June 30, 2011 and 2010, for professional accounting services, including Grant Thornton, LLP’s audit of our annual consolidated financial statements, are set forth in the table below:

	Year Ended June 30
	2011	2010

Audit Fees	$475,620	$522,080
Audit Related Fees	62,730	162,424
Tax Fees	127,735	137,298

Total	$666,085	$821,802

For purposes of the preceding table, the professional fees are classified as follows:
•	Audit fees—These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters and consents. Audit fees for each year shown include amounts that have been billed to us through September 9, 2011 and any additional amounts that are expected to be billed to us thereafter. The Fiscal 2011 audit fees also include the fees for services provided by Grant Thornton, LLP during the period in connection with the reviews of the Company’s interim consolidated financial statements.
•	Audit-related fees—These are fees billed for assurance and related services that were performed in the fiscal years shown and that are traditionally performed by our independent certified public accounting firm. More specifically, these services include the audits of historical financial statements required to be included as exhibits to our Registration Statement on Form S-4 filed with the SEC on October 18, 2010 and audits associated with the Company’s stimulus awards.
•	Tax fees—These are fees billed for all professional services performed in the year shown by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.
Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by Grant Thornton, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair Grant Thornton’s independence. The Audit Committee will only pre-approve services that it believes will not impair Grant Thornton’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of this Report
1. Financial Statements
2. Exhibits
The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.
Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses

Exhibit
No.	Description of Exhibit
2.1
Agreement and Plan of Merger by and among Zayo Group, LLC, Zayo AFS Acquisition Company, Inc., American Fiber Systems Holdings Corp. and Robert E. Ingalls Jr., as the Equityholder Representative, dated June 24, 2010 (incorporated by reference to Exhibit 10.33 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.2
Membership Interest Purchase Agreement by and among AGL Networks, LLC, AGL Investments, Inc., and Zayo Group, LLC, dated March 23, 2010 (incorporated by reference to Exhibit 10.34 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.3
Agreement and Plan of Merger dated as of May 28, 2009 by and among Zayo Group, LLC, Zayo Merger Sub, Inc., a Delaware corporation, and FiberNet Telecom Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.35 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1
Indenture, dated as of March 12, 2010, between Zayo Group, LLC, Zayo Capital, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)(incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.2
First Supplemental Indenture, dated as of September 13, 2010, between Zayo Fiber Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

Exhibit
No.	Description of Exhibit
4.3
Second Supplemental Indenture, dated as of September 20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.4
Third Supplemental Indenture, dated as of November 5, 2010, among American Fiber Systems Holding Corp., American Fiber Systems, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010).

10.1
Credit Agreement, dated as of March 12, 2010, by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, the persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as Lenders, SunTrust Bank, as Issuing Bank, Morgan Stanley & Co. Incorporated and RBC Capital Markets Corporation, as Co-Syndication Agents, SunTrust Bank, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Sole Lead Arrangers (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.2
Guaranty Supplement to the March 12, 2010 Credit Agreement, dated as of August 16, 2010, by Zayo Fiber Solutions, LLC, in favor of SunTrust Bank, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.4
Guaranty Supplement to the March 12, 2010 Credit Agreement, dated as of November 5, 2010, by American Fiber Systems, Inc., in favor of SunTrust Bank, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.4 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010).

10.5
Amendment to the March 12, 2010 Credit Agreement, dated as of September 13, 2010, by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, the persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as Lenders, SunTrust Bank, as Issuing Bank, Morgan Stanley & Co. Incorporated and RBC Capital Markets Corporation, as Co-Syndication Agents, SunTrust Bank, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Sole Lead Arrangers (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.6
Security Agreement, dated as of March 12, 2010, among the Grantors party thereto and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.7
Security Agreement Supplement No. 1 to the March 12, 2010 Security Agreement, dated as of August 16, 2010, between Zayo Fiber Solutions, LLC and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.8
Security Agreement Supplement No. 2 to the March 12, 2010 Security Agreement, dated as of November 5, 2010, among American Fiber Systems Holding Corp., American Fiber Systems, Inc. and SunTrust Bank, in it capacity as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.8 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010)

Exhibit
No.	Description of Exhibit
10.9
Trademark Security Agreement, dated as of March 12, 2010, among the Grantors party thereto and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.10
Collateral Agency and Intercreditor Agreement, dated as of March 12, 2010, among Zayo Group, LLC, Zayo Capital, Inc., and the other Grantors referred to therein, SunTrust Bank, as Joint Collateral Agent and Revolving Loan Agent for the lender under the credit agreement, and The Bank of New York Mellon Trust Company, N.A., as Initial Notes Authorized Representative (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.11
Joinder and Amendment Agreement to the March 12, 2010 Collateral Agency and Intercreditor Agreement, dated as of September 20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., and the other Grantors referred to therein, SunTrust Bank, as Joint Collateral Agent and Revolving Loan Agent for the lender under the credit agreement, and The Bank of New York Mellon Trust Company, N.A., as the Initial Notes Authorized Representative and the Additional Notes Authorized Representative (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.12
Founder Noncompetition Agreement, dated as of May 22, 2007, by and between Communications Infrastructure Investments, LLC and Dan Caruso (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.13
Vesting Agreement, dated as of December 31, 2007, by and among Communications Infrastructure Investments, LLC, Daniel P. Caruso, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.14
Employee Equity Agreement, dated as of March 21, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.15
Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.16
Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.17
Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.17 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.18
Founder Noncompetition Agreement, dated as of May 22, 2007, by and between Communications Infrastructure Investments, LLC and John Scarano. (incorporated by reference to Exhibit 10.18 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.19
Vesting Agreement, dated as of January 10, 2008, by and among Communications Infrastructure Investments, LLC, John L. Scarano, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.20	Offer Letter from Zayo Group to Glenn Russo, dated August 8, 2008 (incorporated by reference to Exhibit 10.20 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

Exhibit
No.	Description of Exhibit
10.21
Class A Equity Agreement, dated as of November 19, 2008, by and between Communications Infrastructure Investments, LLC, Glenn Russo, and VP Holdings, LLC (incorporated by reference to Exhibit 10.21 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.22
Class A Equity Agreement, dated as of November 19, 2008, by and between VP Holdings, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.23
Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.24
Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Glenn S. Russo (incorporated by reference to Exhibit 10.24 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.25
Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.25 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.26
Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.27
Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.28
Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.29
Employee Equity Agreement, dated as of May 27, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.30
Employee Equity Agreement, dated as of January 2, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.38 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.31
Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.39 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.32
Agreement of Lease, dated as of February 17, 1998, by and between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, Zayo Colocation, Inc. (successor by name change of FiberNet Telecom Group, Inc.), FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access, L.L.C.), and Zayo Group, LLC (as guarantor), as assigned on January 1, 2001, as amended on January 1, 2001, December 4, 2003, October 29, 2004, March 1, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.36 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

Exhibit
No.	Description of Exhibit
10.33
Agreement of Lease, dated as of April 1, 2001, between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access L.L.C.), Zayo Colocation, Inc. (successor by change of name to FiberNet Telecom Group, Inc.), and Zayo Group, LLC (as guarantor), as assigned on April 1, 2001, as amended on January 30, 2002, November 7, 2002, April 1, 2003, October 31, 2003, October 29, 2004, January 31, 2005, January 11, 2007, March 2, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.37 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.34
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.35
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated January 5, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.36	Employee Equity Agreement, dated as of March 10, 2011, by and between Communications Infrastructure Investments, LLC, and David Howson. +

10.37	Offer Letter from Zayo Group to David Howson, dated May 28, 2010. +

10.38	Noncompetition Agreement between Communications Infrastructure Investments, LLC and Dan Caruso dated December 29, 2010.

10.39	Form of Class D Common Unit Employee Equity Agreement. +

10.40	Form of Class E Common Unit Employee Equity Agreement. +

10.41	Fourth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated January 24, 2011. +

10.42	Fifth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated June 1, 2011. +

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Members
Zayo Group, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of Zayo Group, LLC (a Delaware limited liability corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zayo Group, LLC and subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Denver, Colorado
September 9, 2011

ZAYO GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	June 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$25,394	$87,864
Trade receivables, net of allowance of $799 and $498 as of June 30, 2011 and 2010, respectively	13,983	11,551
Due from related-parties	187	626
Prepaid expenses	6,388	4,810
Deferred income taxes	3,343	4,060
Other assets, current	645	334
Assets of discontinued operations, current	—	3,061

Total current assets	49,940	112,306

Property and equipment, net of accumulated depreciation of $101,941 and $54,077 as of June 30, 2011 and 2010, respectively	518,513	297,889
Intangible assets, net of accumulated amortization of $37,980 and $25,421 as of June 30, 2011 and 2010, respectively	104,672	56,714
Goodwill	83,820	67,854
Deferred income taxes	—	8,508
Debt issuance costs, net	11,446	9,560
Investment in US Carrier	15,075	—
Other assets, non-current	5,795	4,866
Assets of discontinued operations, non-current	—	8,143

Total assets	$789,261	$565,840

Liabilities and member’s equity
Current liabilities
Accounts payable	$12,988	$10,015
Accrued liabilities	22,453	17,152
Accrued interest	10,627	7,794
Capital lease obligations, current	950	1,673
Due to related-parties	4,590	—
Deferred revenue, current	15,664	8,091
Liabilities of discontinued operations, current	—	1,740

Total current liabilities	67,272	46,465

Capital lease obligations, non-current	10,224	11,033
Long-term debt	354,414	247,080
Deferred revenue, non-current	63,893	22,605
Stock-based compensation liability	45,067	21,556
Deferred tax liability	8,322	—
Other long term liabilities	2,724	2,397
Liabilities of discontinued operations, non-current	—	1,568

Total liabilities	551,916	352,704

Commitments and contingencies (Note 15)

Member’s equity
Member’s interest	245,433	217,129
Accumulated deficit	(8,088)	(3,993)

Total member’s equity	237,345	213,136

Total liabilities and member’s equity	$789,261	$565,840

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2011	2010	2009

Revenue	$287,235	$199,330	$125,339

Operating costs and expenses
Operating costs, excluding depreciation and amortization	71,528	62,688	37,792
Selling, general and administrative expenses	89,846	65,911	51,493
Stock-based compensation	24,310	18,168	6,412
Depreciation and amortization	60,463	38,738	26,554

Total operating costs and expenses	246,147	185,505	122,251

Operating income	41,088	13,825	3,088

Other income/(expense)
Interest expense	(33,414)	(18,692)	(15,245)
Other (expense)/income, net	(126)	1,526	234
Gain on bargain purchase	—	9,081	—
Loss on extinguishment of debt	—	(5,881)	—

Total other expense, net	(33,540)	(13,966)	(15,011)

Earnings/(loss) from continuing operations before provision for income taxes	7,548	(141)	(11,923)

Provision/(benefit) for income taxes	12,542	4,823	(2,321)

Loss from continuing operations	(4,994)	(4,964)	(9,602)

Earnings from discontinued operations, net of income taxes	899	5,425	7,355

Net (loss)/earnings	$(4,095)	$461	$(2,247)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)

	Member’s	Accumulated	Total Member’s
	interest	Deficit	equity
Balance at July 1, 2008	$179,878	$(2,207)	$177,671

Capital contributed (cash)	35,546	—	35,546

Preferred stock-based compensation	2,049	—	2,049

Net loss	—	(2,247)	(2,247)

Balance at June 30, 2009	217,473	(4,454)	213,019

Capital contributed (cash)	39,800	—	39,800

Non-cash settlements with Parent, net	1,200	—	1,200

Preferred stock-based compensation	1,195	—	1,195

Spin-off of Onvoy Voice Services, Inc.	(42,539)	—	(42,539)

Net earnings	—	461	461

Balance at June 30, 2010	217,129	(3,993)	213,136

Capital contributed (cash)	36,450	—	36,450

Non-cash settlements with Parent, net	(2,598)	—	(2,598)

Preferred stock-based compensation	820	—	820

Spin-off of Zayo Enterprise Networks, LLC	(6,368)	—	(6,368)

Net loss	—	(4,095)	(4,095)

Balance at June 30, 2011	$245,433	$(8,088)	$237,345

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	June 30,
	2011	2010	2009
Cash flows from operating activities
Net (loss)/earnings	$(4,095)	$461	$(2,247)
Earnings from discontinued operations	899	5,425	7,355

Loss from continuing operations	(4,994)	(4,964)	(9,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60,463	38,738	26,554
Loss on extinguishment of debt	—	5,881	—
Loss on disposal of property and equipment	84	—	66
Provision for bad debts	794	168	209
Amortization of deferred financing costs and discount on debt	2,781	1,624	1,114
Accretion of premium on debt	(368)	—	—
Stock-based compensation	24,310	18,168	6,412
Unrealized loss on interest rate swap	—	744	3,143
Gain on bargain purchase	—	(9,081)	—
Amortization of deferred revenue	(8,976)	(3,500)	(2,011)
Deferred income taxes	11,093	4,068	(2,074)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	2,449	801	2,494
Interest rate swap	(566)	(2,462)	(859)
Prepaid expenses	(638)	(271)	(895)
Other assets	2,440	21	(1,024)
Accounts payable and accrued liabilities	1,409	6,429	(4,249)
Payables to related-parties	4,944	(422)	872
Customer prepayments	4,629	2,243	4,839
Other liabilities	(2,800)	15	(322)

Net cash provided by continuing operating activities	97,054	58,200	24,667

Cash flows from investing activities
Purchases of property and equipment	(116,068)	(58,821)	(61,614)
Broadband stimulus grants received	3,544	70	—
Proceeds from sale of property and equipment	28	—	—
Merger with American Fiber Systems Holdings Corporation, net of cash acquired	(110,000)	—	—
Acquisition of AGL Networks, LLC, net of cash acquired	(73,666)	—	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	(96,571)	—
Acquisition of Citynet Fiber network, LLC, net of cash acquired	—	—	(35)
Acquisition of Northwest Telephone, Inc., net of cash acquired	—	—	618
Acquisition of Columbia Fiber Solutions, LLC, net of cash acquired	—	—	(12,091)

Net cash used in investing activities	(296,162)	(155,322)	(73,122)

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	June 30,
	2011	2010	2009
Cash flows from financing activities
Equity contributions	$36,450	$39,800	$35,546
Proceeds from long-term debt	103,000	276,948	47,000
Principal repayments on long-term debt	—	(166,193)	(10,677)
Changes in restricted cash	578	(564)	—
Principal repayments on capital lease obligations	(1,732)	(2,192)	(2,267)
Deferred financing costs	(4,106)	(12,353)	(1,681)

Net cash provided by financing activities	134,190	135,446	67,921

Cash flows from discontinued operations
Operating activities	2,622	13,923	15,673
Investing activities	(382)	(1,809)	(1,556)

Net cash provided by discontinued operations	2,240	12,114	14,117

Net (decrease)/increase in cash and cash equivalents	(62,678)	50,438	33,583
Cash and cash equivalents, beginning of period	87,864	38,019	4,388
Increase/(decrease) in cash and cash equivalents of discontinued operations	208	(593)	48

Cash and cash equivalents, end of period	$25,394	$87,864	$38,019

Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest	$31,938	$6,215	$10,845
Cash paid for income taxes	2,974	257	326
Non-cash additions to property and equipment from capital leases	200	324	1,650
Increase/(decrease) in accounts payable and accrued expenses for purchases of property and equipment	5,911	3,357	(1,415)
Promissory Note issued as consideration for American Fibers Systems Holding Corporation merger	4,500	—	—
Refer to Note 3 — Acquisitions, to the Company’s consolidated financial statements for details of the Company’s recent acquisitions and Note 4 — Spin-off of Business Units, for details of the Company’s discontinued operations.
Refer to Note 12 — Equity, to the Company’s consolidated financial statements for details of the non-cash capital transactions.
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
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
The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Unless otherwise noted, dollar amounts and disclosures throughout the Company’s Notes to the consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.
b.	Spin-off of Business Units
On April 1, 2011, the Company completed a spin-off of its Zayo Enterprise Networks (“ZEN”) business unit. Additionally, on March 12, 2010, the Company spun-off of its Onvoy Voice Services (“Onvoy”) business unit. The Company distributed all of the assets and liabilities of ZEN and Onvoy to Holdings on the respective spin-off dates.
Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZEN and Onvoy’s operations and therefore considers these to be discontinued operations. During the years ended June 30, 2011, 2010 and 2009, the results of the operations of ZEN and Onvoy have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
c.	Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowance against deferred tax assets, estimating the stock-based compensation liability, and various other items. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
d.	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. Restricted cash balances which are not expected to become unrestricted during the next twelve months are recorded as other assets, non-current.
e.	Investments
Investments in which the Company does not have significant influence over the investee, or investments that do not have a readily determinable fair value are recorded using the cost method of accounting. Under this method, the investment is recorded in the balance sheet at historical cost. Subsequently, the Company recognizes as income any dividends received that are distributed from earnings since the date of initial investment. Dividends received that are distributed from earnings prior to the date of acquisition are recorded as a reduction of the cost of the investment. Cost method investments are reviewed for impairment if factors indicate that a decrease in value of the investment has occurred.
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
Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, service installations, and development of business support systems, including employee-related costs, are capitalized. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives from the date placed into service. Management estimates the useful life of property and equipment by reviewing historical usage, with consideration given to technological changes, trends in the industry, and other economic factors that could impact the network architecture and asset utilization.
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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2011, 2010 or 2009.
The Company capitalizes interest for all assets that require a period of time to get them ready for their intended use.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2011, 2010 or 2009.
i.	Derivative Financial Instruments
The Company from time-to-time utilizes interest rate swaps to mitigate its exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans, which were fully paid-off in March 2010. These swaps expired in September 2010. See Note 9 — Long-term Debt, for further discussion of the Company’s debt obligations and Note 14 — Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.
j.	Revenue Recognition
The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
During the year ended June 30, 2011, the Company recognized revenue in the amount of $1,100 related to a fiber sale. The Company did not enter into any contracts during the years ended June 30, 2010 or 2009 that required sales-type accounting treatment.
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
In determining the amount of such operating expenses and related accrued liabilities to reflect in its consolidated financial statements, management considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.
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
The Company receives grant moneys from the National Telecommunications and Information Administration (“NTIA”) Broadband Technology Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant moneys received for reimbursement of capital expenditures as a reduction from the cost of the asset in arriving at its book value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States of America. Account balances generally exceed federally insured limits; however, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.
The Company’s trade receivables, which are unsecured, are geographically dispersed. During the year ended June 30, 2011 and 2010, the Company had one customer that accounted for 12 percent of the total revenue recognized during each period. No customers represented greater than 10 percent of total revenue during the year ended June 30, 2009. As of June 30, 2011 the Company had one customer with a trade receivable balance of 12 percent of total receivables. No other customers trade receivable balance as of June 30, 2011 or 2010 exceeded 10 percent of the Company’s consolidated net trade receivable balance.
q.	Recently Issued Accounting Standards
From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).
In December 2010, the FASB issued ASU Number 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the second quarter of Fiscal 2011. See Note 3 — Acquisitions, for the required pro forma presentation related to the Company’s acquisitions during the periods presented.
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
The accompanying consolidated financial statements include the operations and financial position of the acquired entities from their respective acquisition dates.
Acquisitions during the year ended June 30, 2011
American Fiber Systems Holding Corporation (“AFS”)
On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the issuance of the Company’s $100,000 note issuance — See Note 9, Long-Term Debt.
AFS is a provider of lit and dark bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada and Salt Lake City, Utah. AFS owns and operates approximately 1,251 routes miles and over 172,415 fiber miles of fiber networks.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The following table presents the Company’s preliminary allocation, which is subject to change, of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date.

AFS
Acquisition date	October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles — customer relationships	57,082
Goodwill	15,746
Investment in US Carrier	15,075
Other assets	335

Total assets acquired	148,527

Current liabilities	3,396
Deferred revenue	23,905
Deferred tax liability	3,958
Other liabilities	3,127

Total liabilities assumed	34,386

Net assets acquired	114,141
Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $15,746 arising from the AFS merger consists of the synergies and economies-of-scale expected from the AFS merger. The goodwill associated with the AFS merger is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business units. Goodwill of $8,076 and $7,670 was allocated to the Zayo Bandwidth and Zayo Fiber Solutions business units, respectively.
In connection with the AFS merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The Company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $57,082.
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
During the year ended June 30, 2011 the Company recorded purchase accounting adjustments to various assets and liabilities acquired in the AFS Merger resulting in a net increase to the acquired goodwill balance of $1,703 which is reflected in the table above.
AGL Networks, LLC (“AGL Networks”)
On July 1, 2010 the Company acquired all of the equity interest in AGL Networks. AGL Networks is a communication service provider focused on providing dark fiber services to its customers who are primarily located in the Atlanta, Georgia; Phoenix, Arizona; and Charlotte, North Carolina markets. AGL Networks operated a network of approximately 786 route miles and over 190,000 fiber miles. The purchase price of this acquisition, after post-close adjustments, was $73,666. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values.

AGL Networks
Acquisition date	July 1, 2010
Current assets	$3,714
Property and equipment	93,136
Intangibles — customer relationships	3,433
Goodwill	220
Other assets	680

Total assets acquired	101,183

Current liabilities	1,006
Deferred revenue	26,511

Total liabilities assumed	27,517

Net assets acquired	$73,666

Purchase consideration/Net cash paid	$73,666

The goodwill of $220 arising from the AGL Networks acquisition consists of the synergies and economies-of-scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisitions is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the Zayo Fiber Solutions business unit.
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
During the year ended June 30, 2011, the Company had various purchase accounting adjustments related to various assets and liabilities acquired in the AGL acquisition resulting in a net increase to the acquired goodwill balance of $153 which is reflected in the table above.
Acquisition costs
The Company incurred acquisition-related costs of $865 which have been charged to selling, general and administrative expenses during the year ended June 30, 2011.
Acquisition during the year ended June 30, 2010
FiberNet Networks Telecom Group, Inc. (“FiberNet”)
On September 9, 2009, the Company acquired all of the outstanding equity interest in FiberNet. The purchase price of this acquisition, after post-close adjustments, was $96,571. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, and are based on their estimated fair values.

FiberNet
Acquisition date	September 9, 2009
Current assets	$16,824
Property and equipment	50,734
Intangibles	43,900
Deferred income taxes	19,659
Other assets	838

Total assets acquired	131,955

Current liabilities	11,534
Deferred revenue	7,257

Total liabilities assumed	18,791

Net assets acquired	113,164
Excess of net assets over purchase consideration (bargain purchase)	9,081

Purchase consideration	104,083
Less cash acquired	(7,512)

Net cash paid	$96,571

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
Acquisition costs
The Company incurred acquisition-related costs of $1,299 which have been charged to selling, general and administrative expenses during the year ended June 30, 2010.
Acquisition during the year ended June 30, 2009
Columbia Fiber Solutions (“CFS”)
On September 30, 2008 the Company acquired all of the outstanding equity interests in CFS. CFS is a provider of leased dark fiber services and fiber-based Ethernet services over a transparent LAN (TLS) infrastructure in the Inland Northwest.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values:

Acquisition date	CFS September 30, 2008
Current assets	$461
Property and equipment	4,772
Intangibles	3,412
Goodwill	4,170

Total assets acquired	12,815

Current liabilities	500
Deferred revenue	154

Total liabilities assumed	654

Purchase consideration	12,161
Less cash acquired	70

Net cash paid	$12,091

The full amount of the goodwill associated with the CFS acquisition was allocated to the Zayo Bandwidth business unit and is deductible for tax purposes. The goodwill consists of the synergies and economies-of-scale expected from combining the operations of CFS and the Company.
During the year ended June 30, 2009, an addition of $35 to the purchase price of the February 2008 acquisition of Citynet Fiber Networks, LLC was recorded due to additional acquisition related expenses incurred. The purchase price of the Company’s May 2008 acquisition of Northwest Telephone, Inc. was reduced by $618 due to the seller not being able to fulfill some of the closing conditions resulting in the Company receiving additional purchase consideration from escrow in the amount of $618 during the year ended June 30, 2009.
Acquisition costs
The Company incurred acquisition-related costs of $719 which have been charged to selling, general and administrative expenses during the year ended June 30, 2009.
Pro-forma Financial Information (unaudited)
The unaudited pro-forma results presented below include the effects of the Company’s September 2009 acquisition of FiberNet, the July 2010 acquisition of AGL Networks, and the October 2010 Merger with AFS as if the acquisitions and Merger had been consummated as of July 1, 2009. The pro-forma loss for the years ended June 30, 2011 and 2010 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue balances. The pro-forma revenue and loss figures below include a reduction to revenue resulting from purchase accounting adjustments associated with certain acquired deferred revenue balances that did not represent continuing obligations of the Company. The pro-forma results also include interest expense associated with debt used to fund the acquisitions. The pro-forma results for the year ended June 30, 2011 includes a non-recurring adjustment to earnings related to historical compensation expense related to the compensation paid to executives and employees that was directly attributable to the AFS merger. However, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions and Merger been consummated as of July 1, 2009.

	Year ended June 30,
	2011	2010
Revenue	$295,137	$266,865
Loss from continuing operations	$(7,719)	$(1,231)

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
(4) SPIN-OFF OF BUSINESS UNITS
During the year ended June 30, 2010, management determined that the services provided by one of the Company’s business units —Onvoy did not fit within the Company’s current business model of providing bandwidth infrastructure, colocation and interconnection services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.
Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 16 — Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model, the segment was spun-off to Holdings on April 1, 2011.
Consistent with the discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the Onvoy and ZEN operations effective March 12, 2010 and April 1, 2011, respectively. Therefore, for the years ended June 30, 2011, 2010 and 2009, the results of the operations of Onvoy and ZEN, prior to their spin-off dates, have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Year ended June 30,
	2011			2010			2009
	OVS	ZEN	Total	OVS	ZEN	Total	OVS	ZEN	Total
Revenue	$—	$16,722	$16,722	$28,489	$24,715	$53,204	$38,721	$25,465	$64,186

Earnings before income taxes	—	$1,537	$1,537	$6,037	$3,500	$9,537	$11,687	$527	$12,214
Income tax expense	—	638	638	2,642	1,470	4,112	4,644	215	4,859

Earnings from discontinued operations, net of income taxes	$—	$899	$899	$3,395	$2,030	$5,425	$7,043	$312	$7,355

The following is a detail of the assets and liabilities associated with ZEN classified as assets and liabilities of discontinued operations on the accompanying consolidated balance sheet as of June 30, 2010:

As of June 30,
2010
Assets of discontinued operations
Current assets	$3,061
Property and equipment, net	4,022
Intangible assets, net	3,137
Goodwill	897
Other assets	87

Total assets	$11,204

Liabilities of discontinued operations
Current liabilities	$1,740
Deferred tax liability	1,458
Other liabilities	110

Total liabilities	$3,308

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The Company continues to have ongoing contractual relationships with ZEN and Onvoy, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN and Onvoy with certain data and colocation services and ZEN and Onvoy have contractual relationships to provide the Company with certain voice and enterprise services. Prior to March 12, 2010 and April 1, 2011, transactions with OVS and ZEN, respectively, were eliminated upon consolidation. Since their respective spin-off dates, transactions with ZEN and Onvoy have been included in the Company’s results of operations. See Note 16 — Related-Party Transactions, for a discussion of transactions with ZEN and Onvoy subsequent to their spin-off dates.
(5) INVESTMENT
In connection with the AFS merger, the Company acquired an ownership interest in US Carrier. US Carrier is a regional provider of certain telecommunication services to and from cities and rural communities throughout Georgia and other states in the Southeast United States. AFS Inc.’s continued ownership in US Carrier is comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. Subsequent to the AFS merger, the board of managers of US Carrier has recognized AFS Inc.’s economic interest in US Carrier; however, the board of managers has claimed that the AFS merger at the American Fiber Systems Holdings Corporation level resulted in an unauthorized transfer of AFS Inc.’s ownership interest under the US Carrier operating agreement which would result in a loss of the AFS Inc.’s voting interest. The Company has requested the financial information which would be necessary to account for the US Carrier investment utilizing the equity method of accounting but has been denied this information by the board of managers of US Carrier. The Company has also requested that US Carrier recognize AFS Inc.’s continued and uninterrupted representation on the board of managers but such requests have been denied. AFS Inc. has filed an arbitration proceeding against US Carrier to protect its ownership position in US Carrier, including all of its rights under the US Carrier operating agreement. Although the Company has a significant ownership position in US Carrier, at this time and in light of US Carrier’s wrongful actions, AFS Inc. is unable to exercise significant influence over US Carrier’s operating and financial policies and as such the Company has accounted for this investment utilizing the cost method of accounting.
At the time of the AFS Merger, management estimated the fair market value of its interest in US Carrier to be $15,075. In valuing the Company’s interest in US Carrier, management used both an income- and market- based approach to estimate the acquisition date fair market value. Since the acquisition, the Company has not received any dividend payments from US Carrier nor has the Company invested any additional capital in US Carrier.
(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated
	useful lives (in	As of June 30
	years)	2011	2010
Land	N/A	$228	$209
Building improvements and site improvements	8 to15	11,692	8,999
Furniture, fixtures and office equipment	3 to7	1,295	1,124
Computer hardware	2 to 5	3,461	2,595
Software	2 to 3	4,243	3,095
Machinery and equipment	3 to 7	6,469	3,568
Fiber optic equipment	4 to 8	326,163	127,379
Circuit switch equipment	10	7,378	6,938
Packet switch equipment	3 to 5	20,727	17,786
Fiber optic network	8 to 20	192,926	140,098
Construction in progress	N/A	45,872	40,175

Total		620,454	351,966
Less accumulated depreciation		(101,941)	(54,077)

Property and equipment, net		$518,513	$297,889

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2011, 2010 and 2009 was $47,905, $27,703 and $17,737, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Included within the Company’s property and equipment balance are capital leases with a cost of $12,215 (net of accumulated depreciation of $3,611) and $14,055 (net of accumulated depreciation of $3,037) as of June 30, 2011 and 2010, respectively. The Company recognized depreciation expense associated with assets under capital leases of $1,272, $1,293 and $1,253 for the years ended June 30, 2011, 2010 and 2009, respectively.
During the years ended June 30, 2011 and 2010, the Company received a total of $3,544 and $70, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $34,979 in grant money related to grant agreements entered into under the Broadband Technology Opportunities Program as of June 30, 2011 which will offset capital expenditures in future periods. See Note 15 — Commitments and Contingencies- Other Commitments.
During the year ended June 30, 2011, the Company capitalized interest in the amount of $3,691. No interest was capitalized during the years ended June 30, 2010 or 2009. The Company capitalized $6,230, $3,278 and $2,524 of labor to fixed-asset accounts during the years ended June 30, 2011, 2010 and 2009, respectively.
(7) GOODWILL
The changes in the carrying amount of goodwill during the years ended June 30, 2011 and 2010 are as follows:

	Zayo Bandwidth	Zayo Fiber Solution	zColo	Total
As of July 1, 2009	67,854	—	—	67,854
Additions	—	—	—	—
Transfers	(24)	—	24	—

As of June 30, 2010	67,830	—	24	67,854
Additions	8,076	7,890	—	15,966
Transfers	(4,192)	4,192	—	—

As of June 30, 2011	$71,714	$12,082	$24	$83,820

As discussed in Note 17 — Segment Reporting, the Company established a new business unit — Zayo Fiber Solutions, in connection with the AGL Networks acquisition. As a result of the creation of this business unit, certain assets and liabilities which align with the business goals of the new segment were transferred from the Company’s existing segments to the Zayo Fiber Solutions segment. The assets and liabilities that were transferred to Zayo Fiber Solutions represent the Company’s assets and liabilities that support the Company’s dark fiber infrastructure and customer base. All of the assets and liabilities associated with the Company’s acquisition of Columbia Fiber Solutions (“CFS”) in September of 2008 align with the business objective of the Zayo Fiber Solutions segment and as such were transferred to this segment on July 1, 2010, including the goodwill of $4,170, which was recognized as a result of the CFS acquisition.
Effective January 1, 2011, the Company restructured its business units to more closely align with its product offerings — See Note 17 — Segment Reporting. The restructuring resulted in the ZEN unit transferring its bandwidth infrastructure products to the Zayo Bandwidth (“ZB”) unit, its dark fiber assets to the Zayo Fiber Solutions (“ZFS”) unit, and its colocation products the zColo unit. Prior to the restructuring, the ZEN unit had a goodwill balance of $2,203. This goodwill balance was allocated to the ZB, ZFS and zColo units based on the relative fair values of the net assets transferred to these segments and the portion of the net assets that were retained in the ZEN unit. The restructuring resulted in $1,261 of ZEN’s historical goodwill balance being allocated to the ZB business unit, $22 to the ZFS unit, and $24 to the zColo unit. The remaining $896 of the historical ZEN goodwill balance remains with the spun-off ZEN unit. The allocation of ZEN’s historical goodwill balance, is reflected in the June 30, 2010 goodwill balance with the exception of the $22 allocated to ZFS which was transferred from the ZB unit to ZFS upon ZFS’s formation on July 1, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of June 30, 2011 and 2010 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$142,652	$(37,980)	$104,672

June 30, 2010
Customer relationships	$72,800	$(16,381)	$56,419
Non-compete agreements	8,835	(8,623)	212
Tradenames	500	(417)	83

Total	$82,135	$(25,421)	$56,714

The amortization of intangible assets for the years ended June 30, 2011, 2010 and 2009 was $12,558, $11,035 and $8,817, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2012	$13,289
2013	13,289
2014	11,073
2015	8,693
2016	8,598
Thereafter	49,730

Total	$104,672

(9) LONG-TERM DEBT
In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital Inc. (at an issue price of 98.779%), $250,000 of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and are due on March 15, 2017. The net proceeds from this debt issuance were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. The Notes are being accreted to their par value over the term of the Notes as additional interest expense. The effective interest rate of the Notes issued in March is 10.87%. The Company used a portion of the proceeds from this issuance of the Notes to repay its term loans in March of 2010.
In September 2010, the Company completed an offering of an additional $100,000 in Notes (at an issue price of 103%). These Notes are part of the same series as the $250,000 Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The effective interest rate on the Notes issued in September is 10.41%. The Company used a portion of the proceeds from this issuance of the Notes to fund the merger with AFS (See Note 3 — Acquisitions).
The balance of the Notes was $350,147 and $247,080 at June 30, 2011 and 2010, net of unamortized premiums and discounts of $147 and ($2,920), respectively.
In October 2010, in connection with the AFS merger, the former owners of AFS provided the Company with a promissory note in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair market value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. During the year ended June 30, 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $126.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
In September 2009, the Company entered into a $30,000 term loan to finance the FiberNet acquisition. This loan was paid off in March 2010 with the proceeds from the Notes issued in March, 2010.
In March 2010, the Company also entered into a revolving line-of-credit (the “Revolver”). Concurrent with offering the $100,000 Notes in September 2010, the Company amended the terms of its Revolver to increase the borrowing capacity from $75,000 to $100,000 (adjusted for letter of credit usage). The Company has capitalized $2,248 in debt issuance costs associated with the new Revolver.
The Revolver expires on March 1, 2014 and bears interest at the option of the Company at either a base rate or as a Eurodollar rate plus the applicable margin which is based on the following table:

		Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	LIBOR Advances	Base Rate Advances
I	Greater than or equal to 3.25 to 1.00	4.50%	3.50%
II	Greater than or equal to 2.50 to 1.00 but less than 3.25 to 1.00	4.00%	3.00%
III	Greater than or equal to 1.75 to 1.00 but less than 2.50 to 1.00	3.75%	2.75%
IV	Less than 1.75 to 1.00	3.50%	2.50%
The leverage ratio as defined in the credit agreement is determined based on the Company’s total outstanding debt (including capital leases) divided by the previous quarter’s annualized earnings before interest expense, income taxes, depreciation and amortization. In addition to the interest rate on outstanding borrowings, the Company is required to pay an unused line fee of 0.5% on any undrawn portion of the Revolver.
As of June 30, 2011 and 2010, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6,420 resulting in $93,580 being available on the Revolver as of June 30, 2011. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of June 30, 2011, the interest rate was 4.0 percent.
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Group Capital, Inc., which is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations.
Debt issuance costs
Debt issuance costs have been capitalized on the accompanying consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless terminated earlier, at which time the unamortized costs are immediately expensed. The unamortized debt issuance costs of $5,881 associated with the term loans (Tranche A through D) and the Revolver maturing in 2013 were expensed in March 2010 upon the settlement of those credit agreements. The balance of debt issuance costs as of June 30, 2011 and 2010 was $11,446 (net of accumulated amortization of $2,746) and $9,560 (net of accumulated amortization of $526), respectively. Interest expense associated with the amortization of debt issuance costs was $2,220, $1,624 and $1,114 during the years ended June 30, 2011, 2010 and 2009, respectively.
Debt covenants
The Company’s credit agreement associated with the $100,000 Revolver contains two financial covenants: (1) a maximum leverage ratio and (2) a minimum fixed-charge coverage ratio.
Leverage ratio: The Company must not exceed a consolidated leverage ratio, which is defined as funded debt to annualized earnings before interest, taxes, depreciation and amortization, non-cash charges or reserves and certain extraordinary or non-recurring gains or losses (“modified EBITDA”) of 4.25x the last quarter’s annualized modified EBITDA.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
The Company does not have any restrictions on its subsidiaries’ ability to pay dividends to Zayo Group.
The Company’s credit agreement contains customary representations and warranties, affirmative and negative covenants, and customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to indebtedness in excess of $10,000, insolvency or inability to pay debts, bankruptcy, or a change of control.
The Company was in compliance with all covenants associated with its Notes and credit agreement as of June 30, 2011.
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
On or after March 15, 2013, the Company may redeem all or part of the Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Redemption Price
2013	105.125%
2014	102.563%
2015 and thereafter	100.000%
In the event of an equity offering, at any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Company’s indenture at a redemption price of 110.25% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that at least (i) 65% of the aggregate principal amount of the Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
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
Any changes in fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the years ended June 30, 2011, 2010 and 2009, $0, $744 and $3,143, respectively were recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.
The Company made payments on the swaps of $566, $2,462 and $859 during the years ended June 30, 2011, 2010 and 2009, respectively. The liability associated with the swaps was $566 as of June 30, 2010 and is classified as an accrued expense on the consolidated balance sheets.
(10) INCOME TAXES
The Company, a limited liability company, is taxed at its parent level, Holdings. All income tax balances resulting from the operations of Zayo Group are pushed down to the Company.
The Company’s provision for income taxes is summarized as follows:

	Year Ended June 30,
	2011	2010	2009
Federal income taxes — current	$—	$—	$—
Federal income taxes — deferred	10,140	3,556	(1,806)

Provision for federal income taxes	10,140	3,556	(1,806)

State income taxes — current	1,449	755	(247)
State income taxes — deferred	953	512	(268)

Provision for state income taxes	2,402	1,267	(515)

Provision/(benefit) for income taxes	$12,542	$4,823	$(2,321)

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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes for each of the years in the three-year period ended June 30, 2011 follows:

	Year Ended June 30,
	2011	2010	2009
Expected provision at statutory rate of 34%	$2,566	$(48)	$(4,053)
Increase due to:
Non-deductible stock-based compensation	7,824	6,177	2,158
State income taxes, net of federal benefit	1,564	786	(248)
Transactions costs not deductible for tax purposes	294	385	—
Non-taxable gain on bargain purchase	—	(3,078)	—
Other, net	294	601	(178)

Provision/(benefit) for income taxes	$12,542	$4,823	$(2,321)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effect of temporary differences that give rise to significant portions of the deferred taxes assets and deferred tax liabilities are as follows:

	Year Ended June 30,
	2011	2010
Deferred income tax assets
Net operating loss carry forwards	$48,545	$37,907
Alternate minimum tax credit carryforwards	78	78
Deferred revenue	13,655	8,752
Unrealized loss on interest rate swaps	—	223
Accrued expenses	3,030	676
Other liabilities	1,775	354
Allowance for doubtful accounts	826	1,168
Other	2	1

Total deferred income tax assets	67,911	49,159

Deferred income tax liabilities
Property and equipment	33,804	23,942
Intangible assets	34,515	12,649
Investment in unconsolidated subsidiary	4,164	—

Total deferred income tax liabilities	72,483	36,591

Less: Valuation allowance	(407)	—

Net deferred income tax (liability)/assets	$(4,979)	$12,568

As of June 30, 2011 and June 30, 2010, the Company had $127,368 and $101,551 of net operating loss (“NOLs”) carry forwards, respectively. The Company acquired $5,060 of NOLs in the Northwest Telephone acquisition, $94,655 of NOLs in the FiberNet acquisition and $41,261 of NOLs in the AFS acquisition. Each of these acquisitions, however, was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL’s are subject to an annual limitation, and thus the Company is limited in its ability to use such NOLs to reduce its income tax liabilities. The current annual NOL usage limitation related to the Company’s acquired NOLs is $11,206. Additionally the Company generated $2,321 of NOLs for the years ended June 30, 2009 and 2008 which are also available to offset future taxable income.
For the year ended June 30, 2011, the Company estimated that is will utilize $27,962 of its acquired NOL carryforwards including $10,990 of Onvoy’s NOL carryforwards to offset taxable income — See Note 12 Equity, for a discussion of the tax sharing agreement between the Company and Onvoy. During the period from the spin-off date of Onvoy, March 12, 2010, through June 30, 2010, the Company estimated that it would utilize $3,011 of Onvoy’s NOL carryforwards to offset fiscal year 2010 taxable income. The tax effected benefit resulting from the expected utilization of Onvoy NOL carryforwards of $3,737 and $1,200 during the years ended June 30, 2011 and 2010, respectively, have been reflected on the statement of member’s equity.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2015 and ending in 2029. As of June 30, 2011 management believes it is more-likely-than-not that the Company will not be able to utilize $1,044 of the NOLs acquired from the FiberNet acquisition; as such the Company has recorded a $407 valuation allowance against such NOLs to reflect the portion of NOLs that the Company does not expect to use.
The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2007 to 2010 however, to the extent that the Company has an NOL balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves, when the management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The application of income tax law is inherently complex, as such; it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. At June 30, 2011 and June 30, 2010, there were no unrecognized tax benefits. As of June 30, 2011 and June 30, 2010, there was no accrued interest or penalties related to uncertain tax positions.
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
(11) ACCRUED LIABILITIES
Accrued liabilities included in current liabilities consisted of the following:

	Year Ended June 30,
	2011	2010
Accrued compensation and benefits	$3,451	$3,488
Accrued property and equipment purchases	4,592	2,419
Network expense accruals	1,375	349
Accrued income taxes	834	535
Other accrued taxes	3,000	3,216
Deferred lease obligations	1,822	425
Other accruals	7,379	6,720

Total	$22,453	$17,152

(12) EQUITY
Zayo Group, LLC was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings, which in turn is wholly owned by CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company and the contributions are reflected in the Company’s member’s equity.
During the years ended June 30, 2011, 2010 and 2009, CII contributed $36,450, $39,800 and $35,546, respectively in capital to the Company through Holdings. CII funded these amounts from equity contributions from its investors. As of June 30, 2011, the equity commitments from CII’s investors have been fulfilled.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.
During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units issued for the years ended June 30, 2011, 2010 and 2009 was $240, $1,150 and $1,628, respectively. These Class A Preferred Units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.
CII issued 465,000 Class A preferred units to three of the Company’s executives in fiscal 2009. The Class A preferred units issued to two of the executives vested during the year ended June 30, 2009 and the remaining units issued to the third executive became fully vested in February 2010. Management estimated the fair value of the equity awards on the grant date to be $465. Stock-based compensation expense recognized for these grants during the years ended June 30, 2010 and 2009 was $45 and $421, respectively.
In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of four years. Management estimated the fair value of the equity awards on the grant date to be $312. In March of 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 Class B preferred units issued to the Board member. The grant date fair market value of the 73,059 class B preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for this grant during the years ended June 30, 2011 and 2010 was $42 and $3, respectively.
In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the year ended June 30, 2011 was $535.
As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations.
ZEN was spun-off from the Company on April 1, 2011 to its parent — Holdings (see Note 4 — Spin-Off of Business Units). As a result of the spin-off the Company’s member’s interest account was reduced by the book value of ZEN of $6,368, during the year ended June 30, 2011.
On March 12, 2010, Onvoy was spun-off from the Company to Holdings (see Note 4 — Spin-Off of Business Units). As a result of the spin-off the Company’s member’s interest account was reduced by the book value of Onvoy of $42,539, during the year ended June 30, 2010.
In connection with the spin-offs, the Company entered into a tax-sharing agreement with ZEN, OVS and Holdings, the taxable entity. The agreement allows for the sharing of the Holdings NOL carryforward balance between the Company and Onvoy however, to the extent that any entity utilizes NOLs that were generated by another entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entities’ member’s equity. During the years ended June 30, 2011 and 2010, the Company utilized $10,990 and $3,001, respectively, of gross NOLs of Onvoy resulting in a non-cash capital contribution from Holdings in the amount of $3,737 and $1,200 during the respective periods. The increase in the Company’s member’s interest account resulting from the utilizations of Onvoy’s NOL’s is reflected in the Statement of Members Equity. Offsetting this increase to member’s equity during the year ended June 30, 2011 was a $5,955 adjustment to the allocation of the deferred tax liabilities of Holdings from Onvoy to the Company subsequent to the spin-off. Additionally, during the year ended June 30, 2011, the Company settled a net related-party receivable in the amount of $380 via a non-cash dividend to Holdings resulting in a decrease to the Company’s member’s interest account.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
(13) STOCK COMPENSATION
The Company has been given authorization by CII to issue 125,000,000 of CII’s common units as profits interest awards to employees and directors. As of June 30, 2010, CII had three classes of common units with different liquidation preferences — Class A, B and C units. During the year ended June 30, 2011, CII issued two additional classes of common units: Class D and E. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At June 30, 2011, 109,812,741 common units were issued and outstanding to employees and directors of the Company and 15,187,259 common units were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.
As of June 30, 2011 and 2010, the estimated fair value of the common units was as follows:

	As of June 30,
Common Unit Class	2011	2010
	(estimated per share value)
Class A	$0.81	$0.49
Class B	$0.58	$0.28
Class C	$0.33	$0.03
Class D	$0.31	n/a
Class E	$0.23	n/a
The estimated fair value of the common units was obtained from a valuation report prepared by an independent valuation firm as of the respective dates.
The liability associated with the common units was $45,067 and $21,556 as of June 30, 2011 and 2010, respectively. The stock-based compensation expenses associated with the common units was $23,490, $16,973 and $4,366 during the years ended June 30, 2011, 2010 and 2009, respectively.
The holders of common units are not entitled to transfer their units or receive dividends or distributions, except at the discretion of the Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the Class A preferred unit holders. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of 20 percent, occurs if the return multiple realized by the Class A preferred unit holders reaches 3.5 times the Class A preferred holder’s combined capital contributions. As discussed above, the Class A common unit holders receive proceeds from a liquidation event once the preferred shareholders capital contributions and accrued dividends are returned. The Class B common unit holders begin sharing in the proceeds of a liquidation event once the Class A common unit holders have been distributed a total of $15,000 of the liquidation proceeds. The Class C common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $40,000 in proceeds. The Class D common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $45,000 in proceeds. Lastly, the Class E common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $75,000 in proceeds.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The following table represents the activity as it relates to common unit issuances and forfeitures during the years ended June 30, 2011, 2010 and 2009.

	Class A	Class B	Class C	Class D	Class E	Totals
Balance at June 30, 2008	44,530,655	—	—	—	—	44,530,655
Common units issued	5,494,665	—	—	—	—	5,494,665
Common units forfeited	(2,162,262)	—	—	—	—	(2,162,262)

Balance at June 20, 2009	47,863,058	—	—	—	—	47,863,058
Common units issued	—	18,964,500	3,330,218	—	—	22,294,718
Common units forfeited	(424,271)	(710,000)	—	—	—	(1,134,271)

Balance at June 30, 2010	47,438,787	18,254,500	3,330,218	—	—	69,023,505
Common units issued	—	500,000	—	32,499,173	10,445,905	43,445,078
Common units forfeited	(341,659)	(1,506,980)	(505,000)	(147,203)	(155,000)	(2,655,842)

Balance at June 20, 2011	47,097,128	17,247,520	2,825,218	32,351,970	10,290,905	109,812,741

The following table represents the activity as it relates to common units vested since the Company’s inception:

	Year ended June 30,					Un-vested and
Common Units Vested	2008	2009	2010	2011	Total Vested	Outstanding
Class A	14,602,642	12,968,534	12,573,357	6,523,678	46,668,211	428,917
Class B	—	—	5,523,680	4,868,342	10,392,022	6,855,498
Class C	—	—	239,583	750,267	989,850	1,835,368
Class D	—	—	—	—	—	32,351,970
Class E	—	—	—	—	—	10,290,905

Total Vested	14,602,642	12,968,534	18,336,620	12,142,287	58,050,083	51,762,658

In estimating the fair value of share-based awards, the Company has historically evaluated both market and income based valuation techniques. The income approach was based on managements’ projected free cash flows. The market based approach, estimates the fair value based on the prices paid by investors and acquirers of interest of comparable companies in the public and private markets. The valuation was based on a weighted average of the market and income valuation techniques. As a result of the Company’s expansion since inception and due to the fact that the committed capital from the Company’s ultimate investors has been fully funded, the potential of a liquidation event for the Company’s shareholders in the future has increased. As such, management revised the market based approach utilized in the valuation of the common units to account for potential liquidation events.
During the year ended June 30, 2011, the Company employed a probability-weighted estimated return method to value the common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The estimated fair value of the common units is based on a probability-weighted present value of expected future proceeds to the Company’s shareholders, considering each potential liquidity scenario available to the Company’s investors as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that were considered by management were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization.
(14) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable, and accounts payable approximated their fair values at June 30, 2011 and 2010 due to the short maturity of these instruments. Interest rate swaps are recorded in the consolidated balance sheets at fair value. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,147 and $247,080 as of June 30, 2011 and 2010, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes balance as of June 30, 2011 and 2010, is estimated to be $385,875 and $252,500, respectively. The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being recognized through March 2017. The fair value of this note is not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the June 30, 2011 book value of the AFS promissory note approximates fair value. The Company records its stock-based compensation liability at its estimated fair value.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2011	June 30, 2010
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap liabilities	Level 2	$—	$566
Stock-based compensation liability	Level 3	45,067	21,556

Total liabilities recorded at fair value in the consolidated financial statements		$45,067	$22,122

The interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair market value of the interest rate swaps resulted in an increase of $744 and $3,143 to interest expense during the years ended June 30, 2010 and 2009, respectively.
We use a third party valuation firm to assist in the valuation of our common units each reporting period and preferred units when granted. In developing a value for these units, we utilize a two-step valuation approach. In the first step we estimate the value of our equity instruments through an analysis of valuations associated with various future potential liquidity scenarios for our shareholders. A composite valuation is developed based upon the probability-weighted present values of each of the scenarios. The second step involves allocating this value across our capital structure. The valuation is conducted in consideration of the guidance provided in the American Institute of Certified Public Accountant (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice (“USPAP”) set forth by the Appraisal Foundation.
(15) COMMITMENTS AND CONTINGENCIES
Capital Leases
Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year ending June 30,
2012	$1,769
2013	1,754
2014	1,721
2015	1,681
2016	1,494
Thereafter	7,298

Total minimum lease payments	15,717

Less amounts representing interest	(4,543)
Less current portion	(950)

Capital lease obligations, less current portion	$10,224

The weighted average interest rate on capital lease obligations was 10.37% and 12.1% as of June 30, 2011 and 2010, respectively.
Operating Leases
The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $38,375, $29,634 and $14,981 for the years ended June 30, 2011, 2010 and 2009, respectively.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. When the straight-line expense recorded exceeds the cash outflows during the respective period, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year ending June 30,
2012	$23,353
2013	21,241
2014	19,270
2015	18,042
2016	15,834
Thereafter	81,059

$178,799

Purchase commitments
At June 30, 2011, the Company was contractually committed for $22,822 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.
Outstanding letters of credit
As of June 30, 2011, the Company had $6,420 in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.
Other commitments
In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of June 30, 2011, the Company has been reimbursed for $96 of expenses and $3,339 of capital expenditures related to the Indiana Stimulus Project. As of June 30, 2011, the Company has incurred $1,021 of capital expenditures which are pending reimbursement from the program. The Company also contributed $4,400 of pre-existing network assets to the project. The Company anticipates this project will be completed within the next two years.
In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of June 30, 2011, the Company has been reimbursed for $121 of expenses and $275 of capital expenditures related to the Indiana Stimulus Project. As of June 30, 2011, the Company has incurred $32 of capital expenditures that are pending reimbursement from the program. The Company anticipates this project will be completed within the next two years.
Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
(16) RELATED-PARTY TRANSACTIONS
As of June 30, 2011, the Company had a due to related-party balance with CII of $4,590 which is payable on demand. The liability with CII relates to an interest payment made by CII on the Company’s Notes.
As of June 30, 2011 and 2010, the Company had a receivable balance due from Onvoy in the amount of $187 and $626, respectively, related to services the Company provided to OVS and/or ZEN. See Note 4 — Spin-Off of Business Units, for a discussion of the types of services ZEN, Onvoy and the Company continue to provide each other subsequent to their spin-off dates.
Subsequent to the April 1, 2011 spin-off of ZEN and the March 12, 2010 spin-off of Onvoy, the revenue and expenses associated with transactions with ZEN and Onvoy have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related-parties subsequent to their spin-off dates:

	Year ended June 30,
	2011			2010
	OVS	ZEN	Total	OVS	ZEN	Total
Revenue	$4,475	$508	$4,983	$1,436	$—	$1,436
Operating costs	404	—	404	—	—	—
Selling, general and administrative expenses	161	99	260	564	—	564

Net	$3,910	$409	$4,319	$872	$—	$872

On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director of Zayo Group, LLC, purchased $500 of the Company’s Notes in connection with the Company’s $100,000 Notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest.
(17) SEGMENT REPORTING
A business unit is a component of an entity that has all of the following characteristics:
•	It engages in business activities from which it may earn revenues and incur expenses.

•	Its operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

•	Its discrete financial information is available.
The Company’s business units have historically been identified by both the products they offer and the customers they serve. Effective January 1, 2011, management approved a restructuring of the ZEN unit, which resulted in all of the Company’s business units more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. The restructuring of the ZEN unit resulted in the ZEN unit transferring its bandwidth infrastructure products to the ZB unit and its colocation products to the zColo unit. The restructured ZEN unit, which contained only the Company’s legacy managed services and CLEC product offerings, was spun-off to Holdings on April 1, 2011.
Subsequent to the restructuring, the ZB unit offers primarily lit bandwidth infrastructure services and the zColo unit provides colocation and inter-connection transport services. The Company has restated the comparative historical segment financial information below to account for the restructuring of the business units.
In connection with the AGL Networks acquisition (See Note 3 — Acquisitions), Zayo established the ZFS unit. ZFS is dedicated to marketing and supporting dark fiber related services. Prior to the formation of the ZFS unit, the Company’s dark fiber assets and the related revenues and expenses associated with dark fiber customers were allocated between ZB and ZEN based upon the nature and size of the customers receiving the dark fiber services. Upon the formation of the ZFS business units, effective July 1, 2011, dark fiber assets of the Company and the related revenues and expense associated with dark fiber customers were allocated to the ZFS business unit.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Prior to the formation of the zColo and the ZFS units, the Company generated income from colocation and dark fiber products. The historical operating results from these product offerings were primarily reflected in the results of the ZB business unit. The Company has not restated the historical ZB unit information to carve-out the operating results related to colocation product offerings prior to the September 30, 2009 formation of the zColo unit or dark fiber services prior to the July 1, 2010 formation of the ZFS unit as management has determined it is impractical to do so.
Revenues for all of the Company’s products are included in one of these three business units. The results of operations for each business unit include an allocation of certain corporate overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each business unit are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and debt issuance costs.
The following tables summarize significant financial information of each of the segments:

	As of and for the year ended June 30, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$214,110	$33,899	$44,549	$—	$292,558
Intersegment revenue	(2,056)	(3,267)	—	—	(5,323)

Revenue from external customers	212,054	30,632	44,549	—	287,235

Gross profit (revenue less operating costs excluding depreciation and amortization)	158,461	17,700	43,152	(3,606)	215,707
Depreciation and amortization	41,521	5,393	13,549	—	60,463
Operating income/(loss)	38,264	6,120	10,796	(14,092)	41,088
Interest expense	(960)	(225)	(15)	(32,214)	(33,414)
Other (expense)/income, net	(54)	—	7	(79)	(126)
Earnings from continuing operations before provision for income taxes	37,249	5,895	10,788	(46,384)	7,548
Total assets	491,337	52,161	211,315	34,448	789,261
Capital expenditures, net of stimulus grant reimbursements	99,062	1,543	11,919	—	112,524

	As of and for the year ended June 30, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$183,085	$23,993	$—	$—	$207,078
Intersegment revenue	(5,833)	(1,915)	—	—	(7,748)

Revenue from external customers	177,252	22,078	—	—	199,330

Gross profit (revenue less operating costs excluding depreciation and amortization)	131,331	13,025	—	(7,714)	136,642
Depreciation and amortization	34,225	4,513	—	—	38,738
Operating income/(loss)	27,336	4,409	—	(17,920)	13,825
Interest expense	(1,130)	(164)	—	(17,398)	(18,692)
Loss on extinguishment of debt	—	—	—	(5,881)	(5,881)
Gain on bargain purchase	—	—	—	9,081	9,081
Other income, net	382	—	—	1,144	1,526
Earnings from continuing operations before provision for income taxes	26,588	4,245	—	(30,974)	(141)
Total assets	397,150	56,774	—	111,916	565,840
Capital expenditures, net of stimulus grant reimbursements	58,117	634	—	—	58,751

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)

	As of and for the year ended June 30, 2009
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$129,282	$—	$—	$—	$129,282
Intersegment revenue	(3,943)	—	—	—	(3,943)

Revenue from external customers	125,339	—	—	—	125,339

Gross profit (revenue less operating costs excluding depreciation and amortization)	95,712	—	—	(8,165)	87,547
Depreciation and amortization	26,554	—	—	—	26,554
Operating income/(loss)	16,407	—	—	(13,319)	3,088
Interest expense	(1,182)	—	—	(14,063)	(15,245)
Other income, net	54	—	—	180	234
Earnings from continuing operations before provision for income taxes	15,279	—	—	(27,202)	(11,923)
Total assets	316,511	—	—	105,651	422,162
Capital expenditures, net of stimulus grant reimbursements	61,614	—	—	—	61,614
(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On June 30, 2011, the Company completed a rollup of certain legal subsidiaries into Zayo Group, LLC. The rollup included the merger of the following legal subsidiaries up and into Zayo Group, LLC: (i) Zayo Bandwidth, LLC; (ii) Zayo Fiber Solutions, LLC; (iii) Zayo Bandwidth Tennessee, LLC; and (iv) Adesta Communications, Inc. In connection with the rollup, the assets, liabilities and operating results of these legacy subsidiaries were consolidated with and into the Zayo Group, LLC entity. Prior to the rollup, Zayo Group, LLC did not have significant independent assets or operations. Subsequent to the rollup, Zayo Colocation , Inc. (and its subsidiaries), American Fiber Systems Holding Corp (and its subsidiary American Fiber Systems, Inc.), and Zayo Capital, Inc. remain the only wholly owned legal subsidiaries of the Company.
In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital, Inc. (at an issue price of 98.779%) $250,000 of Senior Secured Notes. The notes bear interest at 10.25% annually and are due on March 15, 2017.
In September 2010, the Company completed an offering of an additional $100,000 in notes (at an issue price of 103%). These notes are part of the same series as the $250,000 Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017.
Both note issuances are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital, Inc., the co-issuer of both Note issuances, does not have independent assets or operations.
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”
The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group, LLC and Zayo Colocation, Inc. provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of the Company. Zayo Colocation, Inc. was formed in September of 2009; as such, the financial information presented below is included for only the years ended June 30, 2011 and 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Condensed Consolidating Balance Sheets
June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other current assets	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940

Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	83,796	24	—	83,820
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	45,594	—	(45,594)	—

Total assets	$784,686	$52,164	$(47,589)	$789,261

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligation, current	950	—	—	950
Due to related parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272

Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	8,322	—	—	8,322
Other long term liabilities	2,724	—	—	2,724

Total liabilities	547,342	6,569	(1,995)	551,916

Member’s equity:
Member’s interest	255,572	35,455	(45,594)	245,433
(Accumulated deficit)/retained earnings	(18,228)	10,140	—	(8,088)

Total member’s equity	237,344	45,595	(45,594)	237,345

Total liabilities and member’s equity	$784,686	$52,164	$(47,589)	$789,261

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Condensed Consolidating Balance Sheets
June 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
Assets:
Current assets
Cash and cash equivalents	$84,967	$2,897	$—	$87,864
Trade receivables, net	9,998	1,553	—	11,551
Due from related parties	1,426	138	(938)	626
Prepaid expenses	4,083	727	—	4,810
Deferred income taxes	4,060	—	—	4,060
Other current assets	332	2	—	334
Assets of discontinued operations, current	3,061	—	—	3,061

Total current assets	107,927	5,317	(938)	112,306

Property and equipment, net	264,791	33,098	—	297,889
Intangible assets, net	39,217	17,497	—	56,714
Goodwill	67,830	24	—	67,854
Deferred income taxes	8,508	—	—	8,508
Debt issuance costs, net	9,560	—	—	9,560
Other assets	4,027	839	—	4,866
Investment in subsidiary	53,708		(53,708)	—
Assets of discontinued operations, non-current	8,143	—	—	8,143

Total assets	$563,711	$56,775	$(54,646)	$565,840

Liabilities and member’s equity:
Current liabilities
Accounts payable	$9,442	$573	$—	$10,015
Accrued liabilities	16,284	868	—	17,152
Accrued interest	7,794	—	—	7,794
Capital lease obligations, current	1,673	—	—	1,673
Due to related parties	811	127	(938)	—
Deferred revenue, current portion	7,845	246	—	8,091
Liabilities of discontinued operations, current	1,740	—	—	1,740

Total current liabilities	45,589	1,814	(938)	46,465

Capital lease obligations, non-current	11,033	—	—	11,033
Long-term debt	247,080	—	—	247,080
Deferred revenue, non-current	21,391	1,214	—	22,605
Stock-based compensation liability	21,517	39	—	21,556
Other long term liabilities	2,397	—	—	2,397
Liabilities of discontinued operations, non-current	1,568	—	—	1,568

Total liabilities	350,575	3,067	(938)	352,704

Member’s equity:
Member’s interest	221,374	49,463	(53,708)	217,129
(Accumulated deficit)/retained earnings	(8,238)	4,245	—	(3,993)

Total member’s equity	213,136	53,708	(53,708)	213,136

Total liabilities and member’s equity	$563,711	$56,775	$(54,646)	$565,840

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Condensed Consolidating Statements of Operations
June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total

Revenue	$258,659	$33,899	$(5,323)	$287,235

Operating costs and expenses
Operating costs, excluding depreciation and amortization	57,047	16,199	(1,718)	71,528
Selling, general and administrative expenses	86,686	5,594	(2,434)	89,846
Stock-based compensation	23,717	593	—	24,310
Depreciation and amortization	55,071	5,392	—	60,463

Total operating costs and expenses	222,521	27,778	(4,152)	246,147

Operating income	36,138	6,121	(1,171)	41,088

Other income expense
Interest expense	(33,189)	(225)	—	(33,414)
Other expense	(126)	—	—	(126)

Total other expense, net	(33,315)	(225)	—	(33,540)

Earnings/(loss) from continuing operations before income taxes	2,823	5,896	(1,171)	7,548

Provision for income taxes	12,542	—	—	12,542

(Loss)/earnings from continuing operations	(9,719)	5,896	(1,171)	(4,994)

Earnings from discontinued operations, net of income taxes	899	—	—	899

Net (loss)/earnings	$(8,820)	$5,896	$(1,171)	$(4,095)

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Condensed Consolidating Statements of Operations
June 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total

Revenue	$183,085	$23,993	$(7,748)	$199,330

Operating costs and expenses
Operating costs, excluding depreciation and amortization	51,754	10,968	(34)	62,688
Selling, general and administrative expenses	64,266	4,065	(2,420)	65,911
Stock-based compensation	18,129	39	—	18,168
Depreciation and amortization	34,225	4,513	—	38,738

Total operating costs and expenses	168,374	19,585	(2,454)	185,505

Operating income	14,711	4,408	(5,294)	13,825

Other expense
Interest expense	(18,529)	(163)	—	(18,692)
Other income	10,607	—	—	10,607
Loss on extinguishment of debt	(5,881)	—	—	(5,881)

Total other expense, net	(13,803)	(163)	—	(13,966)

Earnings/(loss) from continuing operations before income taxes	908	4,245	(5,294)	(141)

Provision for income taxes	4,823	—	—	4,823

(Loss)/earnings from continuing operations	(3,915)	4,245	(5,294)	(4,964)

Earnings from discontinued operations, net of income taxes	5,425	—	—	5,425

Net earnings/(loss)	$1,510	$4,245	$(5,294)	$461

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
Condensed Consolidating Statements of Cash Flows
June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total

Net cash provided by continuing operating activities	$83,860	$13,194	$97,054

Cash flows from investing activities:
Purchases of property and equipment	(110,981)	(1,543)	(112,524)
Proceeds from sale of equipment	28	—	28
Acquisitions, net of cash acquired	(183,666)	—	(183,666)

Net cash used in investing activities	(294,619)	(1,543)	(296,162)

Cash flows from financing activities:
Equity contributions	36,450	—	36,450
Dividend received/(paid)	13,320	(13,320)	—
Proceeds from borrowings	103,000	—	103,000
Principal repayments on capital lease obligations	(1,732)	—	(1,732)
Changes in restricted cash	578	—	578
Deferred financing costs	(4,106)	—	(4,106)

Net cash provided/(used) by financing activities	147,510	(13,320)	134,190

Cash flows from discontinued operations:
Operating activities	2,622	—	2,622
Investing activities	(382)	—	(382)

Net cash provided by discontinued operations	2,240	—	2,240

Net decrease in cash and cash equivalents	(61,009)	(1,669)	(62,678)
Cash and cash equivalents, beginning of year	84,967	2,897	87,864
(Increase)/ decrease in cash and cash equivalents of discontinued operations	(973)	1,181	208

Cash and cash equivalents, end of year	$22,985	$2,409	$25,394

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
June 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total

Net cash provided by continuing operating activities	$49,310	$8,890	$58,200

Cash flows from investing activities:
Purchases of property and equipment	(58,117)	(634)	(58,751)
Acquisitions, net of cash acquired	(45,576)	(50,995)	(96,571)

Net cash used in investing activities	(103,693)	(51,629)	(155,322)

Cash flows from financing activities:
Equity contributions	(11,195)	50,995	39,800
Dividend received/(paid)	5,359	(5,359)	—
Proceeds from borrowings	276,948	—	276,948
Principal repayments on debt obligations	(166,193)	—	(166,193)
Principal repayments on capital lease obligations	(2,192)	—	(2,192)
Change in restricted cash	(564)	—	(564)
Deferred financing costs	(12,353)	—	(12,353)

Net cash provided by financing activities	89,810	45,636	135,446

Cash flows from discontinued operations:
Operating activities	13,923	—	13,923
Investing activities	(1,809)	—	(1,809)

Net cash provided/(used) by discontinued operations	12,114	—	12,114

Net increase in cash and cash equivalents	47,541	2,897	50,438
Cash and cash equivalents, beginning of year	38,019	—	38,019
(Increase)/ decrease in cash and cash equivalents of discontinued operations	(593)	—	(593)

Cash and cash equivalents, end of year	$84,967	$2,897	$87,864

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents the unaudited quarterly results for the year-ended June 30, 2011:

	2011 Quarter Ended
	September 30	December 31	March 31	June 30		Total
Revenue	$62,926 (1)	$72,287 (2)	$74,182	$77,840		$287,235
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	17,038 (1)	17,904 (2)	18,389	18,197		71,528
Selling, general and administrative expenses	20,284 (1)	23,938 (2)	23,201	22,423		89,846
Stock-based compensation	5,131	1,859	21,826 (3)	(4,506	) (4)	24,310
Depreciation and amortization	11,809	15,881	16,209	16,564		60,463

Total operating costs and expenses	54,262	59,582	79,625	52,678		246,147

Operating income/(loss)	8,664	12,705	(5,443)	25,162		41,088

Other income (expense):
Interest expense	(6,257)	(9,032)	(9,004)	(9,121)		(33,414)
Other (expense)/ income, net	(161)	(16)	69	(18)		(126)

Total other expense, net	(6,418)	(9,048)	(8,935)	(9,139)		(33,540)

Earnings/(loss) from continuing operations before income taxes	2,246	3,657	(14,378)	16,023		7,548
(Provision) for income taxes	(2,800)	(2,094)	(2,583)	(5,065)		(12,542)

(Loss)/earnings from continuing operations	$(554)	$1,563	$(16,961)	$10,958		$(4,994)

Earnings/(loss) from discontinued operations, net of income taxes	281	317	301	—		899

Net earnings/(loss)	$(273)	$1,880	$(16,660)	$10,958		$(4,095)

(1)	The Company realized an increase in revenue beginning July 1, 2010 as a result of the acquisition of AGL. As a result of the acquisition the Company incurred additional operating and selling, general and administrative expenses attributed to the additional revenues associated with the acquisition.

(2)	The Company realized an increase in revenue beginning October 1, 2010 as a result of the merger with AFS. As a result of the merger the Company incurred additional operating and selling, general and administrative expenses attributed to the additional revenues associated with the acquisition.

(3)	Stock-based compensation expense increased significantly during the quarter ended March 31, 2011 as a result of an increase in the estimated value of the common units granted to the Company’s employees and additional units vesting during the quarters. See Note 13 — Stock Compensation.

(4)	The Company recorded a reduction to stock-based compensation expense during the quarter ended June 30, 2011 as a result of the issuance of Class E common units during the quarter which diluted the value of earlier common unit issuances. See Note 13 — Stock Compensation.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands)
The following table presents the unaudited quarterly results for the year-ended June 30, 2010:

	2010 Quarter Ended
	September 30	December 31		March 31		June 30		Total
Revenue	$39,469	$52,156	(1)	$52,687		$55,018		$199,330
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	11,825	17,150	(1)	16,941		16,772		62,688
Selling, general and administrative expenses	14,873	17,039	(1)	16,794		17,205		65,911
Stock-based compensation	845	588		11,799	(2)	4,936	(2)	18,168
Depreciation and amortization	8,384	10,088		9,889		10,377		38,738

Total operating costs and expenses	35,927	44,865		55,423		49,290		185,505

Operating income/(loss)	3,542	7,291		(2,736)		5,728		13,825

Other income (expense):
Interest expense	(3,570)	(3,241)		(4,449)		(7,432	)(3)	(18,692)
Other income	5	—		1,001		9,601	(4)	10,607
Loss on extinguishment of debt	—	—		(5,881	)(3)	—		(5,881)

Total other (expense)/income, net	(3,565)	(3,241)		(9,329)		2,169		(13,966)

(Loss)/earnings from continuing operations before income taxes	(22)	4,051		(12,065)		7,895		(141)
Provision for income taxes	651	1,127		210		2,835		4,823

(Loss)/earnings from continuing operations	$(673)	$2,924		$(12,275)		$5,060		$(4,964)

Earnings from discontinued operations, net of income taxes	2,271	1,130		1,490		534		5,425

Net earnings/(loss)	$1,598	$4,054		$(10,785)		$5,594		$461

(1)	The Company realized an increase in revenue beginning September 9, 2009 as a result of the acquisition of Fibernet. As a result of the acquisition the Company incurred additional operating and selling, general and administrative expenses attributed to the additional revenues associated with the acquisition.

(2)	Stock-based compensation expense increased significantly during the quarters ended March 31, 2010 and June 30, 2010 as a result of an increase in the value of the common units granted to the Company’s employees and additional units vesting during these quarters. See Note 13 — Stock Compensation.

(3)	Interest expense increased during the quarter ended June 30, 2010 primarily as a result of the notes offering which closed on March 12, 2010. Interest expense increased as a result of the higher interest rates on the notes as compared to the senior debt which was repaid on March 12, 2010 and as a result of the larger debt balance during the quarter. As a result of paying off the senior notes with the proceeds from the notes offering, the Company wrote off $5,881 in unamortized debt issuance costs during the quarter ended March 31, 2010. See Note 9 — Long Term Debt.

(4)	During the year ended June 30, 2010 the Company recognized a gain on bargain purchase of $9,081 associated with the Fibernet acquisition. See Note 3 — Acquisitions.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of September, 2011.

ZAYO GROUP, LLC
By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director	September 9, 2011

/s/ Gillis Cashman Gillis Cashman	Director	September 9, 2011

/s/ Michael Choe Michael Choe	Director	September 9, 2011

/s/ Rick Connor Rick Connor	Director	September 9, 2011

/s/ John Downer John Downer	Director	September 9, 2011

/s/ John Siegel John Siegel	Director	September 9, 2011