Form 10-Q
period 2011-09-30
Zayo Group LLC
filed 2011-11-10
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ The registrant is no longer subject to the filing requirements of the Exchange Act, but has filed all Exchange Act reports as if it were required to do so.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets As of September 30, 2011 and June 30, 2011	1

Condensed Consolidated Statements of Operations Three month periods ended September 30, 2011 and 2010	2

Condensed Consolidated Statement of Member’s Equity Three month period ended September 30, 2011	3

Condensed Consolidated Statements of Cash Flows Three month periods ended September 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	48

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 6. Exhibits	50

Signatures	51
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ZAYO GROUP, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30,	June 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$20,846	$25,394
Trade receivables, net of allowance of $900 and $799 as of September 30, 2011 and June 30, 2011, respectively	20,976	13,983
Due from related-parties	15	187
Prepaid expenses	6,886	6,388
Deferred income taxes	3,374	3,343
Other assets, current	1,053	645

Total current assets	53,150	49,940

Property and equipment, net of accumulated depreciation of $112,520 and $101,941 as of September 30, 2011 and June 30, 2011, respectively	534,513	518,513
Intangible assets, net of accumulated amortization of $31,968 and $37,980 as of September 30, 2011 and June 30, 2011, respectively	101,349	104,672
Goodwill	83,805	83,820
Debt issuance costs, net	10,867	11,446
Investment in US Carrier	15,075	15,075
Other assets, non-current	5,949	5,795

Total assets	$804,708	$789,261

Liabilities and member’s equity
Current liabilities
Accounts payable	$13,833	$12,988
Accrued liabilities	26,270	22,453
Accrued interest	1,621	10,627
Capital lease obligations, current	967	950
Due to related-parties	4,590	4,590
Deferred revenue, current	15,911	15,664

Total current liabilities	63,192	67,272

Capital lease obligations, non-current	9,978	10,224
Long-term debt	354,450	354,414
Deferred revenue, non-current	71,996	63,893
Stock-based compensation liability	48,561	45,067
Deferred tax liability	12,289	8,322
Other long term liabilities	2,744	2,724

Total liabilities	563,210	551,916

Commitments and contingencies (Note 14)

Member’s equity
Member’s interest	246,438	245,433
Accumulated deficit	(4,940)	(8,088)

Total member’s equity	241,498	237,345

Total liabilities and member’s equity	$804,708	$789,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2011	2010
Revenue	$78,443	$62,926

Operating costs and expenses
Operating costs, excluding depreciation and amortization	18,150	17,038
Selling, general and administrative expenses	22,596	20,284
Stock-based compensation	3,704	5,131
Depreciation and amortization	17,062	11,808

Total operating costs and expenses	61,512	54,261

Operating income	16,931	8,665

Other expenses
Interest expense	(9,168)	(6,257)
Other expense, net	(11)	(161)

Total other expense, net	(9,179)	(6,418)

Earnings from continuing operations before provision for income taxes	7,752	2,247

Provision for income taxes	4,604	2,799

Earnings/(loss) from continuing operations	3,148	(552)

Earnings from discontinued operations, net of income taxes	—	280

Net earnings/(loss)	$3,148	$(272)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)
(in thousands)

	Member’s	Accumulated	Total Member’s
	interest	Deficit	equity
Balance at July 1, 2011	$245,433	$(8,088)	$237,345

Capital contributed (cash)	100	—	100

Capital contributed (non-cash)	695	—	695

Accretion of preferred stock-based compensation	210	—	210

Net earnings	—	3,148	3,148

Balance at September 30, 2011	$246,438	$(4,940)	$241,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net earnings/(loss)	$3,148	$(272)
Earnings from discontinued operations	—	280

Earnings/(loss) from continuing operations	3,148	(552)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities
Depreciation and amortization	17,062	11,808
Provision for bad debt expense	148	179
Non-cash interest expense	616	535
Stock-based compensation	3,704	5,131
Amortization of deferred revenues	(2,580)	(1,737)
Deferred income taxes	4,462	2,307
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(7,141)	(2,155)
Prepaid expenses	(498)	(802)
Other assets	201	1,383
Accounts payable and accrued liabilities	(5,268)	(5,984)
Due to/from related parties	169	94
Customer prepayments	10,182	1,602
Other liabilities	20	(1,327)

Net cash provided by continuing operating activities	24,225	10,482

Cash flows from investing activities
Purchases of property and equipment	(31,442)	(21,396)
Broadband stimulus grants received	2,798	250
Acquisition of AGL Networks, LLC, net of cash acquired	—	(73,666)

Net cash used in investing activities	(28,644)	(94,812)

Cash flows from financing activities
Equity contributions	100	35,500
Principal repayments on capital lease obligations	(229)	(610)
Advance from Communications Infrastructure Investments, LLC	—	13,026
Proceeds from long-term debt	—	103,000
Changes in restricted cash	—	790
Deferred financing costs	—	(3,319)

Net cash (used in)/provided by financing activities	(129)	148,387

Cash flows from discontinued operations
Operating activities	—	1,229
Investing activities	—	(225)

Net cash provided by discontinued operations	—	1,004

Net (decrease)/increase in cash and cash equivalents	(4,548)	65,061
Cash and cash equivalents, beginning of period	25,394	87,864
Increase in cash and cash equivalents of discontinued operations	—	(494)

Cash and cash equivalents, end of period	$20,846	$152,431

The accompanying notes are an integral part of these condensed consolidated financial statements.
(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
Supplemental disclosure of non-cash, investing and financing activities:

	Three months ended
	September 30,
	2011	2010

Cash paid for interest	$18,344	$13,457
Cash paid for income taxes	323	1,455
Non-cash purchases of equipment through capital leasing	—	125
Increase in accrued expenses for purchases of property and equipment	1,096	3,182
Refer to Note 3 — Acquisitions, to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions and Note 4 — Spin-off of Business Unit for details of the Company’s discontinued operations.
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
(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
a. Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2011. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the operating results for any interim period or the full year.
Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.
b. Spin-off of Business Units
On April 1, 2011, the Company completed a spin-off of its Zayo Enterprise Networks (“ZEN”) business unit. The Company distributed all of the assets and liabilities of ZEN to Holdings on the spin-off date.
Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZEN’s operations and therefore considers ZEN to be a discontinued operation. During the three months ended September 30, 2010, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
c. Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowance against deferred tax assets, estimating the stock-based compensation liability, and various other items. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the three months ended September 30, 2011 or 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
The Company capitalizes interest for all assets that require a period of time to get them ready for their intended use.
h. Goodwill and Purchased Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in May and when a triggering event occurs between impairment test dates. The goodwill impairment test is a two-step test. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the three months ended September 30, 2011 or 2010.
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
The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. IRU contract terms are reviewed to determine if the terms would require sales-type accounting treatment, which would result in revenue recognition upon the execution of the contract. Sales-type accounting treatment is required for dark fiber leases when the agreements provide for the transfer of legal title to the dark fiber to the customer at the end of the agreement’s term and the following criteria have been met:
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
The Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company disputes incorrect billings. The most prevalent types of disputes include charges for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.
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
l. Government Grants
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
n. Fair Value of Financial Instruments
The Company applies ASC 820-10 Fair Value Measurements, for its financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
The Company’s trade receivables, which are unsecured, are geographically dispersed. As of September 30, 2011, the Company had three customers with a trade receivable balance in excess of 10 percent of the Company’s consolidated net trade receivable balance. These three customers accounted for 18 percent, 12 percent and 11 percent of the consolidated net trade receivable balance as of September 30, 2011. As of June 30, 2011 the Company had one customer with a trade receivable balance of 12 percent of total receivables. As of September 30, 2011, the Company had two customers that accounted for over 10 percent of the Company’s monthly recurring revenue — the Company’s largest customer accounted for 13 percent and a second customer accounted for 10 percent of the Company’s monthly recurring revenue. As of September 30, 2010, the Company had one customer that accounted for 10 percent of the Company’s monthly recurring revenue.
p. Recently Issued Accounting Standards
From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”). Management has reviewed all new accounting pronouncements and believes they will not have a material impact on the Company’s consolidated results of operations, financial condition, or financial disclosure.
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
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions during the year ended June 30, 2011
American Fiber Systems Holding Corporation (“AFS”)
On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the issuance of the Company’s $100,000 note issuance — See Note 9— Long-Term Debt.
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

AFS
Acquisition date	October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles — customer relationships	57,082
Goodwill	15,731
Investment in US Carrier	15,075
Other assets	350

Total assets acquired	148,527

Current liabilities	3,396
Deferred revenue	23,905
Deferred tax liability	3,958
Other liabilities	3,127

Total liabilities assumed	34,386

Net assets acquired	114,141
Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $15,731 arising from the AFS merger consists of the synergies and economies-of-scale expected from the AFS merger. The goodwill associated with the AFS merger is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business units. Goodwill of $8,061 and $7,670 was allocated to the Zayo Bandwidth and Zayo Fiber Solutions business units, respectively.
In connection with the AFS merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The Company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $57,082.
In connection with the AFS merger, the previous owners had entered into various agreements, including IRU agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $23,905 was assigned to the acquired deferred revenue balance of AFS. The balance of the deferred revenue with no remaining obligations was not recorded. The acquired deferred revenue is expected to be recognized over the next five to twenty years.
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
Acquisition costs
Acquisition costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred acquisition-related costs of $330 and $159 which have been charged to selling, general and administrative expenses during the three months ended September 30, 2011 and 2010, respectively.
(4) SPIN-OFF OF BUSINESS UNIT
Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 16 — Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model of providing bandwidth infrastructure, colocation and interconnection services, the unit was spun-off to Holdings, the parent of the Company, on April 1, 2011.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZEN operations effective April 1, 2011. Therefore, for the three months ended September 30, 2010, the results of the operations of ZEN have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
Earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations are comprised of the following:

Three months ended
September 30, 2010

Revenue	$5,653

Earnings before income taxes	$480
Income tax expense	(200)

Earnings from discontinued operations, net of income taxes	$280

The Company continues to have ongoing contractual relationships with ZEN, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN with certain data and colocation services and ZEN has contractual relationships to provide the Company with certain enterprise services. Prior to April 1, 2011, transactions with ZEN were eliminated upon consolidation. Since the spin-off date, transactions with ZEN have been included in the Company’s results of operations. See Note 15 — Related-Party Transactions, for a discussion of transactions with ZEN during the three months ended September 30, 2011.
(5) INVESTMENT
In connection with the AFS merger, the Company acquired an ownership interest in US Carrier. US Carrier is a regional provider of certain telecommunication services to and from cities and rural communities throughout Georgia and other states in the Southeast United States. AFS Inc.’s continued ownership in US Carrier is comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. Subsequent to the AFS merger, the board of managers of US Carrier has recognized AFS Inc.’s economic interest in US Carrier; however, the board of managers has claimed that the AFS merger at the American Fiber Systems Holdings Corporation level resulted in an unauthorized transfer of AFS Inc.’s ownership interest under the US Carrier operating agreement which would result in a loss of AFS Inc.’s voting interest. The Company has requested the financial information which would be necessary to account for the US Carrier investment utilizing the equity method of accounting but has been denied this information by the board of managers of US Carrier. The Company has also requested that US Carrier recognize AFS Inc.’s continued and uninterrupted representation on the board of managers but such requests have been denied. AFS Inc. has filed an arbitration proceeding against US Carrier to protect its ownership position in US Carrier, including all of its rights under the US Carrier operating agreement. Although the Company has a significant ownership position in US Carrier, at this time and in light of US Carrier’s wrongful actions, AFS Inc. is unable to exercise significant influence over US Carrier’s operating and financial policies and as such the Company has accounted for this investment utilizing the cost method of accounting.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives (in	September 30,	June 30,
	years)	2011	2011
Land	N/A	228	$228
Building improvements and site improvements	8 to 15	11,976	11,692
Furniture, fixtures and office equipment	3 to 7	1,269	1,295
Computer hardware	2 to 5	2,759	3,461
Software	2 to 3	3,005	4,243
Machinery and equipment	3 to 7	7,012	6,469
Fiber optic equipment	4 to 8	339,053	326,163
Circuit switch equipment	10	7,955	7,378
Packet switch equipment	3 to 5	21,299	20,727
Fiber optic network	8 to 20	198,343	192,926
Construction in progress	N/A	54,134	45,872

Total		647,033	620,454
Less accumulated depreciation		(112,520)	(101,941)

Property and equipment, net		$534,513	$518,513

Total depreciation expense, including depreciation of assets held under capital leases, for the three months ended September 30, 2011 and 2010 was $13,739 and $9,107, respectively. During the three months ended September 30, 2011, the Company wrote-off $3,160 of fully depreciated property and equipment.
Included within the Company’s property and equipment balance are capital leases with a cost basis of $11,929 (net of accumulated depreciation of $3,897) and $12,215 (net of accumulated depreciation of $3,611) as of September 30, 2011 and June 30, 2011, respectively. The Company recognized depreciation expense associated with assets under capital leases of $286 and $347 for the three months ended September 30, 2011 and 2010, respectively.
During the three months ended September 30, 2011 and 2010, the Company received a total of $2,798 and $250, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $31,894 in grant money related to grant agreements entered into as a direct recipient under the Broadband Technology Opportunities Program as of September 30, 2011 which will offset capital expenditures in future periods. As of September 30, 2011, the Company has incurred $3,245 of capital expenditures which are pending reimbursement from the program. The Company’s property and equipment balance will be reduced by this amount upon receipt of these reimbursements. See Note 14 — Commitments and Contingencies- Other Commitments.
During the three months ended September 30, 2011 and 2010, the Company capitalized interest in the amount of $831 and $925, respectively. The Company also capitalized $1,853 and $1,244 of labor to property and equipment accounts during the three months ended September 30, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
(7) GOODWILL
The Company’s goodwill balance was $83,805 and $83,820 as of September 30, 2011 and June 30, 2011, respectively, and was allocated as follows to the Company’s business units:

	As of June 30,		As of September 30,
	2011	Adjustments	2011
Zayo Bandwidth	$71,714	$(15)	$71,699
Zayo Fiber Solutions	12,082	—	12,082
zColo	24	—	24

Total	$83,820	$(15)	$83,805

(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of September 30, 2011 and June 30, 2011 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

September 30, 2011
Customer relationships	$133,317	$(31,968)	$101,349

June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$142,652	$(37,980)	$104,672

The weighted average amortization period for the customer relationship intangible assets is 11.1 years. The amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $3,323 and $2,701, respectively. During the three months ended September 30, 2011, the Company wrote off $9,335 in fully amortized intangible assets. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2012 (remaining nine months)	$9,966
2013	13,289
2014	11,073
2015	8,693
2016	8,598
Thereafter	49,730

Total	$101,349

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
The balance of the Notes was $350,141 and $350,147 at September 30, 2011 and June 30, 2011, net of unamortized premiums and discounts of $141 and $147, respectively.
In October 2010, in connection with the AFS merger, the former owners of AFS provided the Company with a promissory note in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair market value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. During the three months ended September 30, 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $43. The balance of the promissory note was $4,309 and $4,266 as of September 30, 2011 and June 30, 2011, respectively.
In March 2010, the Company also entered into a revolving line-of-credit (the “Revolver”). Concurrent with offering the $100,000 Notes in September 2010, the Company amended the terms of its Revolver to increase the borrowing capacity from $75,000 to $100,000 (adjusted for letter of credit usage). The Company has capitalized $2,248 in debt issuance costs associated with the Revolver.
The Revolver expires on March 1, 2014 and bears interest at the option of the Company at either a base rate or a Eurodollar rate plus the applicable margin which is based on the following table:

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
As of September 30, 2011 and June 30, 2011, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6,420 resulting in $93,580 being available on the Revolver as of September 30, 2011 and June 30, 2011. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of September 30, 2011, the interest rate was 4.0 percent.
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Group Capital, Inc., which is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations.
Debt issuance costs
Debt issuance costs have been capitalized on the accompanying consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless terminated earlier, at which time the unamortized costs are immediately expensed. The balance of debt issuance costs as of September 30, 2011 and June 30, 2011 was $10,867 (net of accumulated amortization of $3,326) and $11,446 (net of accumulated amortization of $2,746), respectively. Interest expense associated with the amortization of debt issuance costs was $580 and $449 during the three months ended September 30, 2011 and 2010, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s outstanding Notes.

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
Fixed-charge coverage ratio: The Company must maintain a consolidated fixed-charge coverage ratio, as determined under the credit agreement, of at least 1.1x for the periods ended March 31 and June 30, 2011; 1.15x for the periods ending September 30 and December 31, 2011 and March 31 and June 30, 2012; and 1.25x for the periods ending September 30, 2012 and each fiscal quarter thereafter.
The Company’s credit agreement restricts certain dividend payments to the Company’s parent. Under the terms of the agreement, if the Company’s Revolver availability is in excess of $32,500 the Company may pay an annual dividend to its parent of up to $45,000, which is limited based upon the following leverage ratios:

Leverage Ratio	Maximum Annual Dividend Payment
Greater than or equal to 3.5x	$—
Less than 3.5x but greater than or equal to 2.5x	$25,000
Less than 2.5x but greater than or equal to 1.5x	$35,000
Less than 1.5x	$45,000
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
The Company was in compliance with all covenants associated with its Notes and credit agreement as of September 30, 2011 and June 30, 2011.
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
The Company’s provision for income taxes is summarized as follows:

	For the three months ended
	September 30,
	2011	2010
Federal income taxes — current	$—	$148
Federal income taxes — deferred	3,717	1,984

Provision for federal income taxes	3,717	2,132

State income taxes — current	143	344
State income taxes — deferred	744	323

Provision for state income taxes	887	667

Provision for income taxes	$4,604	$2,799

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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three month periods ended September 30, 2011 and 2010 follows:

	For the three months ended
	September 30,
	2011	2010
Expected provision at statutory rate of 34%	$2,636	$763
Increase due to:
Non-deductible stock-based compensation	1,259	1,745
State income taxes, net of federal benefit	587	227
Transactions costs not deductible	112	54
Other, net	10	10

Provision for income taxes	$4,604	$2,799

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
The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2007 to 2010 however, to the extent that the Company has a net operating loss (“NOL”) balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves, when the management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex, as such; it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. At September 30, 2011 and June 30, 2011, there were no unrecognized tax benefits. As of September 30, 2011 and June 30, 2011, there was no accrued interest or penalties related to uncertain tax positions.
Management believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods. The Company’s evaluation encompassed (i) a review of its recent history of profitability for the past three years (excluding permanent book versus tax differences) and (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize its deferred tax assets.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
During the three months ended September 30, 2010, CII contributed $35,500 in capital to the Company through Holdings. CII funded this amount from equity contributions from its investors. During the three months ended September 30, 2011, the Company received an additional $100 in capital from Holdings. As of September 30, 2011, the equity commitments from CII’s investors have been fulfilled.
CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.
During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units was $240 during the three months ended September 30, 2010. These Class A Preferred Units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.
In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of three years. Management estimated the fair value of the equity awards on the grant date to be $312. In March of 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 Class B preferred units issued to the Board member and a reversal of the stock compensation expense recognized related to the grant. The grant date fair value of the 73,059 class B preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for these grants during the three months ended September 30, 2011 and 2010 was $10 and $26, respectively.
In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the three months ended September 30, 2011 was $200.
As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.
Holdings is the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Subsequent to spinning the ZEN segment to Holdings, Holdings contributed the assets and liabilities of the historical ZEN segment to Onvoy. Holdings allows for the sharing of Holding’s NOL carryforwards between the Company and OVS. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entities’ member’s equity. During the three months ended September 30, 2011, the Company member’s equity balance increased by $695 as a result of utilizing tax assets of Onvoy.
(12) STOCK COMPENSATION
The Company has been given authorization by CII to issue 125,000,000 of CII’s common units as profits interest awards to employees and directors. As of September 30, 2011, CII had five classes of common units with different liquidation preferences — Class A, B, C, D and E units. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At September 30, 2011, 108,462,120 common units were issued and outstanding to employees and directors of the Company and 11,264,440 common units were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
As of September 30, 2011 and June 30, 2011, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	September 30, 2011	June 30, 2011
	(estimated per share value)
Class A	$0.83	$0.81
Class B	$0.59	$0.58
Class C	$0.36	$0.33
Class D	$0.34	$0.31
Class E	$0.25	$0.23
The liability associated with the common units was $48,561 and $45,067 as of September 30, 2011 and June 30, 2011, respectively. The stock-based compensation expenses associated with the common units was $3,494 and $4,865 during the three months ended September 30, 2011 and 2010, respectively.
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
(13) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable, and accounts payable approximated their fair values at September 30, 2011 and June 30, 2011 due to the short maturity of these instruments. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,141 and $350,147 as of September 30, 2011 and June 30, 2011, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes balance as of September 30, 2011 and June 30, 2011, is estimated to be $364,000 and $385,875, respectively. The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being recognized through March 2017. The fair value of this note is not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the September 30, 2011 book value of the AFS promissory note approximates fair value. The Company records its stock-based compensation liability at its estimated fair value.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2011	June 30, 2011
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$48,561	$45,067
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
In estimating the fair value of the common units, the Company has historically evaluated both market and income based valuation techniques. The income approach was based on managements’ projected free cash flows. The market based approach, estimates the fair value based on the prices paid by investors and acquirers of interests of comparable companies in the public and private markets. The valuation was based on a weighted average of the market and income valuation techniques. As a result of the Company’s expansion since inception and due to the fact that the committed capital from the Company’s ultimate investors has been fully funded, the potential of a liquidation event for the Company’s shareholders in the future has increased. As such, management revised the market based approach utilized in the valuation of the common units to account for potential liquidation events beginning with the quarter ended March 31, 2011.
Effective on March 31, 2011, the Company employed a probability-weighted estimated return method to value the common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The estimated fair value of the common units is based on a probability-weighted present value of expected future proceeds to the Company’s shareholders, considering each potential liquidity scenario available to the Company’s investors as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that were considered by management were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization.
(14) COMMITMENTS AND CONTINGENCIES
Purchase commitments
At September 30, 2011, the Company was contractually committed for $19,027 of capital expenditures for construction materials and purchases of property and equipment. These purchase commitments exclude commitments related to stimulus projects — see — Other Commitments. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures. These purchase commitments include commitments associated with the stimulus grants.
Outstanding letters of credit
As of September 30, 2011, the Company had $6,420 in outstanding letters of credit, primarily to collateralize surety bonds securing the Company’s performance under various contracts.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Other commitments
In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,140 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of September 30, 2011, the Company has been reimbursed for $96 of expenses and $5,945 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project. The Company anticipates this project will be completed within the next two years.
In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of September 30, 2011, the Company has been reimbursed for $121 of expenses and $467 of capital expenditures related to the Anoka Stimulus Project. The Company anticipates this project will be completed within the next two years.
In September 2011, the company signed a sub-recipient agreement on an award granted to Com Net, Inc (“Com Net”) from the NTIA Broadband Technology Opportunities Program. The award of approximately $30,032 to Com Net will expand broadband services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of Zayo, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to Zayo’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30 percent match on the assets of which the Company will take ownership. The company anticipates the project will be completed by July 2013.
Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
(15) RELATED-PARTY TRANSACTIONS
As of September 30, 2011 and June 30, 2011, the Company had a due to related-party balance with CII of $4,590 which is payable on demand. The liability with CII relates to an interest payment made by CII on the Company’s Notes. During the three months ended September 30, 2010, CII made an advance payment of $13,026 to the Company which was returned to CII during the three months ended December 31, 2010. The advance was used to make an interest payment on the Company’s Notes.
The Company has contractual relationships with Onvoy, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide Onvoy with certain data and colocation services and Onvoy has contractual relationships to provide the Company with certain voice and enterprise services. As of September 30, 2011 and June 30, 2011, the Company had a net receivable balance due from Onvoy in the amount of $15 and $187, respectively, related to services the Company provided to Onvoy and services Onvoy provided to the Company. The following table represents the revenue and expense transactions recognized with Onvoy which are included in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2011 and 2010.

	For the Three Months Ended
	September 30,
	2011	2010
Revenue	$1,593	1,195
Operating costs	125	—
Selling, general and administrative expenses	143	568

Net	$1,325	$627

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
Prior to the formation of the ZFS unit, the Company generated income from dark fiber products. The historical operating results from this product offering were primarily reflected in the results of the ZB business unit. The Company has not restated the historical ZB unit information to carve-out the operating results related to dark fiber services prior to the July 1, 2010 formation of the ZFS unit as management has determined it is impractical to do so.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended September 30, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$56,544	$9,668	$13,231	—	$79,443
Intersegment revenue	—	(1,000)	—	—	(1,000)

Revenue from external customers	56,544	8,668	13,231	—	78,443

Gross profit (revenue less operating costs excluding depreciation and amortization)	43,136	4,935	12,758	(536)	60,293
Depreciation and amortization	11,744	1,373	3,945	—	17,062
Operating income/(loss)	13,060	1,817	4,120	(2,066)	16,931
Interest expense	(212)	(54)	(7)	(8,895)	(9,168)
Other (expense)/income, net	(19)	—	1	7	(11)
Earnings from continuing operations before provision for income taxes	12,829	1,763	4,114	(10,954)	7,752
Total assets	504,762	52,757	218,863	28,326	804,708
Capital expenditures, net of stimulus grant reimbursements	24,117	900	3,627	—	28,644

	As of and for the three months ended September 30, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$48,943	$7,564	$7,821	$—	$64,328
Intersegment revenue	(794)	(608)	—	—	(1,402)

Revenue from external customers	48,149	6,956	7,821	—	62,926

Gross profit (revenue less operating costs excluding depreciation and amortization)	35,260	3,977	7,665	(1,014)	45,888
Depreciation and amortization	8,558	1,352	1,898	—	11,808
Operating income/(loss)	8,255	1,334	2,181	(3,105)	8,665
Interest expense	(262)	(59)	(2)	(5,934)	(6,257)
Other income/(expense), net	—	—	2	(163)	(161)
Earnings from continuing operations before provision for income taxes	7,993	1,275	2,181	(9,202)	2,247
Total assets	374,140	58,143	138,132	175,008	745,423
Capital expenditures, net of stimulus grant reimbursements	19,103	438	1,605	—	21,146
(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
The operating activities of the separate legal entities included in the Company’s condensed consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group, LLC and Zayo Colocation, Inc. provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of the Company.

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Condensed Consolidating Balance Sheets
September 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$19,475	$1,371	$—	$20,846
Trade receivables, net	17,753	3,223	—	20,976
Due from related-parties	15	—	—	15
Prepaid expenses	5,857	1,029	—	6,886
Deferred income taxes	3,374	—	—	3,374
Other assets, current	1,049	4	—	1,053

Total current assets	47,523	5,627	—	53,150

Property and equipment, net	503,202	31,311	—	534,513
Intangible assets, net	86,270	15,079	—	101,349
Goodwill	83,781	24	—	83,805
Debt issuance costs, net	10,867	—	—	10,867
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,233	716	—	5,949
Investment in subsidiary	46,029	—	(46,029)	—

Total assets	$797,980	$52,757	$(46,029)	$804,708

Liabilities and member’s equity:
Current liabilities
Accounts payable	$13,440	$393	$—	$13,833
Accrued liabilities	22,437	3,833	—	26,270
Accrued interest	1,621	—	—	1,621
Capital lease obligation, current	967	—	—	967
Due to related-parties	4,569	21	—	4,590
Deferred revenue, current	15,533	378	—	15,911

Total current liabilities	58,567	4,625	—	63,192

Capital lease obligations, non-current	9,978	—	—	9,978
Long-term debt	354,450	—	—	354,450
Deferred revenue, non-current	70,856	1,140	—	71,996
Stock-based compensation liability	47,598	963	—	48,561
Deferred tax liability	12,289	—	—	12,289
Other long term liabilities	2,744	—	—	2,744

Total liabilities	556,482	6,728	—	563,210

Member’s equity:
Member’s interest	258,340	34,127	(46,029)	246,438
(Accumulated deficit)/retained earnings	(16,842)	11,902	—	(4,940)

Total member’s equity	241,498	46,029	(46,029)	241,498

Total liabilities and member’s equity	$797,980	$52,757	$(46,029)	$804,708

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Condensed Consolidating Balance Sheets
June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940

Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	83,796	24	—	83,820
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	45,594	—	(45,594)	—

Total assets	$784,686	$52,164	$(47,589)	$789,261

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligation, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272

Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	8,322	—	—	8,322
Other long term liabilities	2,724	—	—	2,724

Total liabilities	547,342	6,569	(1,995)	551,916

Member’s equity:
Member’s interest	255,572	35,455	(45,594)	245,433
(Accumulated deficit)/retained earnings	(18,228)	10,140	—	(8,088)

Total member’s equity	237,344	45,595	(45,594)	237,345

Total liabilities and member’s equity	$784,686	$52,164	$(47,589)	$789,261

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Condensed Consolidating Statements of Operations
Three months ended September 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$69,775	$9,668	$(1,000)	$78,443

Operating costs and expenses
Operating costs, excluding depreciation and amortization	13,880	4,734	(464)	18,150
Selling, general and administrative expenses	21,545	1,587	(536)	22,596
Stock-based compensation	3,546	158	—	3,704
Depreciation and amortization	15,689	1,373	—	17,062

Total operating costs and expenses	54,660	7,852	(1,000)	61,512

Operating income	15,115	1,816	—	16,931

Other expense
Interest expense	(9,114)	(54)	—	(9,168)
Other expense, net	(11)	—	—	(11)

Total other expense, net	(9,125)	(54)	—	(9,179)

Earnings from continuing operations before income taxes	5,990	1,762	—	7,752

Provision for income taxes	4,604	—	—	4,604

Earnings from continuing operations	1,386	1,762	—	3,148

Earnings from discontinued operations, net of income taxes	—	—	—	—

Net earnings	$1,386	$1,762	$—	$3,148

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Condensed Consolidating Statements of Operations
Three months ended September 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$56,764	$7,564	$(1,402)	$62,926

Operating costs and expenses
Operating costs, excluding depreciation and amortization	13,838	3,587	(387)	17,038
Selling, general and administrative expenses	19,665	1,247	(628)	20,284
Stock-based compensation	5,087	44	—	5,131
Depreciation and amortization	10,456	1,352	—	11,808

Total operating costs and expenses	49,046	6,230	(1,015)	54,261

Operating income	7,718	1,334	(387)	8,665

Other expense
Interest expense	(6,198)	(59)	—	(6,257)
Other expense	(161)	—	—	(161)

Total other expense, net	(6,359)	(59)	—	(6,418)

Earnings from continuing operations before income taxes	1,359	1,275	(387)	2,247

Provision for income taxes	2,799	—	—	2,799

(Loss)/earnings from continuing operations	(1,440)	1,275	(387)	(552)

Earnings from discontinued operations, net of income taxes	280	—	—	280

Net (loss)/earnings	$(1,160)	$1,275	$(387)	$(272)

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
Condensed Consolidating Statements of Cash Flows
Three months ended September 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$21,735	$2,490	$24,225

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(27,744)	(900)	(28,644)

Net cash used in investing activities	(27,744)	(900)	(28,644)

Cash flows from financing activities:
Equity contributions	100	—	100
Dividend received/(paid)	1,400	(1,400)	—
Principal repayments on capital lease obligations	(229)	—	(229)

Net cash provided/(used) by financing activities	1,271	(1,400)	(129)

Net (decrease)/increase in cash and cash equivalents	(4,738)	190	(4,548)
Cash and cash equivalents, beginning of period	24,213	1,181	25,394

Cash and cash equivalents, end of period	$19,475	$1,371	$20,846

Condensed Consolidating Statements of Cash Flows
Three months ended September 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$8,373	$2,109	$10,482

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(20,708)	(438)	(21,146)
Acquisitions, net of cash acquired	(73,666)	—	(73,666)

Net cash used in investing activities	(94,374)	(438)	(94,812)

Cash flows from financing activities:
Equity contributions	35,500	—	35,500
Advance from CII	13,026	—	13,026
Proceeds from borrowings	103,000	—	103,000
Change in restricted cash	790	—	790
Principal repayments on capital lease obligations	(610)	—	(610)
Deferred financing costs	(3,319)	—	(3,319)

Net cash provided by financing activities	148,387	—	148,387

Cash flows from discontinued operations:
Operating activities	1,229	—	1,229
Investing activities	(225)	—	(225)

Net cash provided by discontinued operations	1,004	—	1,004

Net increase in cash and cash equivalents	63,390	1,671	65,061
Cash and cash equivalents, beginning of period	84,967	2,897	87,864
Increase in cash and cash equivalents of discontinued operations	(494)	—	(494)

Cash and cash equivalents, end of period	$147,863	$4,568	$152,431

ZAYO GROUP, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)
(18) SUBSEQUENT EVENTS
Pending Acquisitions
On October 6, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with 360 Networks Corporation, 360 Networks (fiber holdco) Ltd., and 360 Networks (fiber subco) Ltd. (collectively, the “Sellers”).
Upon the close of the transaction contemplated by the Agreement, Zayo will acquire 100 percent of the outstanding capital stock of 360networks Holdings (USA) Inc., (“360networks”) a wholly owned subsidiary of the Sellers (the “Acquisition”). The purchase price, subject to certain adjustments at closing and post-closing, is $345,000 to be paid in cash. The Agreement is subject to customary closing conditions (including regulatory approval) and provides for customary representations, warranties, covenants and agreements, including, among others, that each party will use commercially reasonable efforts to complete the acquisition.
In connection with the Agreement, Zayo has obtained a debt commitment letter that, subject to customary closing conditions, commits certain lenders to provide financing to the Company in an amount sufficient to permit Zayo, together with cash on hand, to make all payments required to be made to the Sellers in connection with the closing of the Acquisition.
360networks operates over 18,000 route miles of intercity and metro fiber network across 22 states and British Columbia. 360networks’ intercity network interconnects over 70 markets across the central and western United States, including 23 Zayo fiber markets and a number of new markets such as Albuquerque, Bismarck, Des Moines, San Francisco, San Diego and Tucson. In addition to its intercity network, 360networks operates over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Denver, Colorado Springs, Omaha, Sacramento, and Salt Lake City.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain Factors That May Affect Future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that are not historical by nature constitute “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 9, 2011 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on September 9, 2011.
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
Our fiber networks span nearly 25,000 route miles, serve 153 geographic markets in the United States, and connect to over 4,500 buildings, including approximately 2,100 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2011 as “Fiscal 2011” and the year ending June 30, 2012 as “Fiscal 2012.”
Our Business Units
We are organized into three business units: Zayo Bandwidth (“ZB”), zColo and Zayo Fiber Solutions (“ZFS”). Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services. A fourth business unit, Zayo Enterprise Networks (“ZEN”), was spun-off during Fiscal 2011 to Holdings, our direct shareholder. The ZEN business unit was spun-off as it was determined that the services it provided did not fit within our business model of providing bandwidth infrastructure, colocation and interconnection services.
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
Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our regional and metropolitan fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, and Ethernet services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carrier (“IXCs”), Rural Local Exchange Carrier (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers), media and content companies (including cable and satellite video providers), and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.
zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area and in facilities located in Los Angeles, California and Nashville, Tennessee. As a result of the restructuring of our business units, in January 2011, zColo was transferred five facilities from ZEN and ZB located in Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; and Memphis, Tennessee. In July 2011, zColo was transferred an additional colocation facility from ZB which is located in Pittsburgh, Pennsylvania. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of September 30, 2011 and June 30, 2011 the zColo unit managed 77,175 and 72,927 square feet of billable colocation space, respectively.
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
Recent Developments
Entry into a Material Definitive Agreement
On October 6, 2011, we entered into a Stock Purchase Agreement (the “Agreement”) with 360 Networks Corporation, 360 Networks (fiber holdco) Ltd., and 360 Networks (fiber subco) Ltd. (collectively, the “Sellers”).
Upon the close of the transaction contemplated by the Agreement, we will acquire 100 percent of the outstanding capital stock of 360networks Holdings (USA) Inc., (“360networks”) a wholly owned subsidiary of the Sellers (the “Acquisition”). The purchase price, subject to certain adjustments at closing and post-closing, is $345.0 million. The Agreement is subject to customary closing conditions (including regulatory approval) and provides for customary representations, warranties, covenants and agreements, including, among others, that each party will use commercially reasonable efforts to complete the acquisition.
In connection with the Agreement, we obtained a debt commitment letter that, subject to customary closing conditions, commits certain lenders to provide financing to us in an amount sufficient to permit us, together with cash on hand, to make all payments required to be made to the Sellers in connection with the closing of the Acquisition.
360networks operates over 18,000 route miles of intercity and metro fiber network across 22 states and British Columbia. 360networks’ intercity network interconnects over 70 markets across the central and western United States, including 23 of our fiber markets and a number of new markets such as Albuquerque, Bismarck, Des Moines, San Francisco, San Diego and Tucson. In addition to its intercity network, 360networks operates over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Denver, Colorado Springs, Omaha, Sacramento, and Salt Lake City.
Broadband Stimulus Awards
We are an active participant in federal broadband stimulus projects created through the American Recovery and Reinvestment Act. To date, we have been awarded, as a direct recipient, federal stimulus funds for two projects and as a sub-recipient federal stimulus funds for one project by the National Telecommunication and Information Administration. The projects involve the construction, ownership, and operation of fiber networks for the purpose of providing broadband services to governmental and educational institutions, as well as underserved, and usually rural, communities. As part of the award, the federal government funds a large portion of the construction and development costs. On the three projects awarded to us to date, as either a direct or sub-recipient, the stimulus funding will cover, on average, approximately 75% of the total expected cost of the projects. All of these projects allow for our ownership or use of the network for other commercial purposes, including the sale of our bandwidth infrastructure services to new and existing customers. The details of the three awards are as follows:
•	In February 2010, we, as the direct recipient, were awarded $25.1 million in funding to construct 626 miles of fiber network connecting 21 community colleges in Indiana. The total project involves approximately $31.4 million of capital expenditures of which $6.3 million is anticipated to be funded by us.
•	In July 2010, we, as the direct recipient, were awarded a $13.4 million grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis. The total project involves approximately $19.2 million of capital expenditures of which $5.7 million is anticipated to be funded by us.
•	In September 2011, we signed, as a sub-recipient, an agreement on an award granted to Com Net, Inc (“Com Net”) from the NTIA Broadband Technology Opportunities Program. Our portion of the project involves the construction of nearly 366 fiber miles in the Western Ohio region. Per the terms of our sub-recipient agreement, we will match up to 30 percent of total costs of constructing the 366 fiber miles up to a maximum contribution of $3.1 million. We estimate the total costs (before reimbursements) of constructing these 366 fiber miles to be approximately $10.4 million.

Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 16 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $546.5 million (after deducting our acquisition cost for OVS and ZEN, two business units operated by our subsidiary Onvoy, which we spun-off on March 11, 2010 and April 1, 2011, respectively).
Acquisition of AGL Networks, LLC (“AGL Networks”)
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
Merger with American Fiber Systems Holding Corporation
On October 1, 2010, we completed a merger with AFS, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110.0 million in cash and a $4.5 million non-interest bearing promissory note due in October 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4.1 million resulting in an aggregate purchase price of $114.1 million. The AFS merger was effected through a merger between AFS and a special purpose vehicle created for the AFS merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier Telecom Holdings, LLC, held by AFS Inc. for which we estimated the fair value to be $15.1 million. AFS is a provider of bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada; and Salt Lake City, Utah. AFS owns and operates approximately 1,251 route miles (about 1,000 of which are incremental to our existing footprint) and approximately 172,415 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.
The results of the legacy AFS business are only included in the operating results of the ZB and ZFS business units for the three months ended September 30, 2011.
Acquisition of Dolphini Assets
On September 20, 2010, our zColo business unit acquired certain colocation assets in Nashville, Tennessee from Dolphini Corporation for a cash purchase price of $0.2 million.

Spin-Off of Business Units
As discussed in the Overview — Our Business Units section, above, effective April 1, 2011, we spun-off our ZEN business unit to Holdings. During the three months ended September 30, 2010, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. Prior to the spin-off, transactions with the ZEN business unit were eliminated in consolidation. Subsequent to the spin-off transactions with ZEN are reflected within our results of operations.
All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.
Substantial Capital Expenditures
During the three months ended September 30, 2011 and 2010, we invested $28.6 million (net of stimulus grant reimbursements) and $21.1 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.
Substantial Indebtedness
We had total indebtedness (excluding capital leases) of $354.5 million and $354.4 million as of September 30, 2011 and June 30, 2011, respectively, which principally includes our $350 million of Senior Secured Notes (“Notes”), the net proceeds from which were used to fund our acquisitions and for other working capital purposes. The nominal interest rate on our Notes as of September 30, 2011 and June 30, 2011 was 10.25 percent.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended June 30, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Background for Review of Our Results of Operations
Operating Costs
Our operating costs consist primarily of third-party network service costs, colocation facility costs and colocation facility utilities costs. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. Our colocation facility costs comprise rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities.
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
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs, costs incurred related to potential and closed acquisitions (i.e. transaction costs) and other expenses.

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

Results of Operations

	Three months ended September 30,
Statement of Operations Data	2011		2010
	(amounts in thousands)
Revenue:
Zayo Bandwidth	$56,544	72%	$48,943	78%
Zayo Fiber Solutions	13,231	17	7,821	12
zColo	9,668	12	7,564	12
Intercompany eliminations	(1,000)	(1)	(1,402)	(2)

Total Revenue	78,443	100%	62,926	100%

Costs and expenses
Operating costs, excluding depreciation and amortization	18,150	23%	17,038	27%
Selling, general and administrative expenses	22,596	29	20,284	32
Stock based compensation	3,704	5	5,131	8
Depreciation and amortization	17,062	22	11,808	19

Total operating costs and expenses	61,512	78%	54,261	86%

Operating income	16,931	22	8,665	14

Interest expense	(9,168)	(12)	(6,257)	(10)
Other income/(expense)	(11)	(0)	(161)	(0)

Earnings from continuing operations before income taxes	7,752	10	2,247	4

Provision for income taxes	4,604	6	2,799	4

Earnings/(loss) from continuing operations	3,148	4%	(552)	(1%)

EBITDA (add backs)
Interest expense	9,168		6,257
Provision for income taxes	4,604		2,799
Depreciation and amortization	17,062		11,808

EBITDA	33,982	43%	20,312	32%

Adjusted EBITDA (add backs)
Stock-based compensation	3,704		5,131
Transaction costs	330		159

Adjusted EBITDA	$38,016	48%	$25,602	41%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenue
Our total revenue for the three months ended September 30, 2011 increased by $15.5 million, or 25%, from $62.9 million to $78.4 million during the three months ended September 30, 2010 and 2011, respectively. The increase is principally a result of the AFS merger, which occurred on October 1, 2010 and organic growth. As a result of internal sales efforts since September 30, 2010, we have entered into $443.0 million of gross new sales contracts, which will represent an additional $6.7 million in monthly revenue once installation on those contracts is accepted. Since September 30, 2010, we have received acceptance on gross installations that have resulted in additional monthly revenue of $6.1 million as of September 30, 2011, as compared to September 30, 2010. This increase in revenue related to our organic growth is partially offset by total customer churn of $3.9 million in monthly revenue since September 30, 2010.

The stratification of our revenue during the three months ended September 30, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Three months ended
	September 30,
	2011		2010
	(in thousands)
Monthly Recurring Revenue	$74,410	95%	$60,409	96%
Amortization of deferred revenues	2,580	3	1,737	3
Other Revenue	1,453	2	780	1

Total	$78,443	100%	$62,926	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth operating segment increased by $7.6 million, or 16%, from $48.9 million to $56.5 million during the three months ended September 30, 2010 and 2011, respectively. This increase is primarily a result of additional revenue associated with the AFS merger on October 1, 2010 and organic growth related to our sales efforts and expansion of our network. Partially offsetting this increase is a decrease resulting from Zayo Bandwidth transferring certain intra-building and colocation assets and the related customer revenues to the zColo segment on January 1, 2011 and July 1, 2011.
Zayo Fiber Solutions. Our revenues from our Zayo Fiber Solutions segment increased by $5.4 million, or 69% from $7.8 million to $13.2 million during the three months ended September 30, 2010 and 2011, respectively. The increase in revenue is primarily a result of additional revenue associated with the AFS merger on October 1, 2010 and organic growth related to our sales efforts.
zColo. Our revenues from our zColo operating segment increased by $2.1 million or 28% from $7.6 million to $9.7 million during the three months ended September 30, 2010 and 2011, respectively. The increase is primarily a result of revenues from intra-building and colocation services which were migrated from the ZB to the zColo segment effective January 1, 2011 and organic growth. On January 1, 2011, the ZB unit transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo business unit. Effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated revenues to the zColo segment. This transfer resulted in an increase to the revenue recognized by zColo during the three months ended September 30, 2011 of $0.1 million as compared to the three months ended September 30, 2010.
Operating Costs, Excluding Depreciation and Amortization
Our operating costs, excluding depreciation and amortization, increased by $1.1 million, or 7%, from $17.0 million to $18.2 million during the three months ended September 30, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our merger with AFS on October 1, 2010. The 7% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 25%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s revenue base and churned revenue due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e. on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:
The table below sets forth the components of our SG&A expenses during the three months ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$10,442	$9,149
Network operating expenses	7,077	5,828
Other SG&A expenses	4,747	5,148
Transaction costs	330	159

Total SG&A expenses	$22,596	$20,284

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $1.3 million, or 14%, from $9.1 million to $10.4 million during the three months ended September 30, 2010 and 2011, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our merger with AFS on October 1, 2010 and organic growth. At September 30, 2011 we had 399 full time employees compared to 352 at September 30, 2010, representing a 13 % increase period-over-period.
Network Operations Expenses. Network operations expenses increased by $1.2 million, or 21%, from $5.8 million to $7.1 million during the three months ended September 30, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network following the AFS merger on October 1, 2010. The ratio of network operating expenses as compared to revenues was consistent during the three months ended September 30, 2011 and 2010 at 9%.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $0.4 million, or 8%, from $5.1 million to $4.7 million during the three months ended September 30, 2010 and 2011, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increased other SG&A expenses associated with our merger with AFS on October 1, 2010.
Stock-Based Compensation
Stock-based compensation expenses decreased by $1.4 million, or 28%, from $5.1 million to $3.7 million during the three months ended September 30, 2010 and 2011, respectively. The $5.1 million stock-based compensation expense during the three months ended September 30, 2010 is primarily a result of an increase in the estimated fair value of the common units during the period and additional vesting. The $3.7 million of stock-based compensation expense recorded during the three months ended September 30, 2011 is primarily a result of an additional 23,052,433 common units vested as of September 30, 2011 as compared to September 30, 2010. Also contributing to the stock-based compensation expense was a slight increase to the estimated value of the common units due to the Company’s organic growth. The increase in the value of the common units during the three months ended September 30, 2010 was primarily a result of an increase during that period in the valuation of the Company based on expected synergies associated with the July 1, 2010 acquisition of AGL Networks and organic growth. The following table reflects the estimated fair value of the Company’s common units during the relevant periods impacting the stock compensation expense for the three months ended September 30, 2011 and 2010.

	Estimated fair value as of
	2011		2010
	June 30	September 30	June 30	September 30
Class A	$0.81	$0.83	$0.49	$0.56
Class B	$0.58	$0.59	$0.28	$0.32
Class C	$0.33	$0.36	$0.03	$0.03
Class D	$0.31	$0.34	n/a	n/a
Class E	$0.23	$0.25	n/a	n/a

Depreciation and Amortization
Depreciation and amortization expense increased by $5.3 million, or 44%, from $11.8 million to $17.1 million during the three months ended September 30, 2010 and 2011, respectively. The increase is a result of the substantial increase to our property and equipment and intangible asset balance since September 30, 2010, principally from $120.0 million in capital expenditures since September 30, 2010 and the increase to our property and equipment and intangible balance due to the merger with AFS on October 1, 2010.
Interest Expense
Interest expense increased by $2.9 million, or 47%, from $6.3 million to $9.2 million during the three months ended September 30, 2010 and 2011, respectively. The increase is primarily a result of our increased indebtedness associated with our Notes. As of September 30, 2011 we had Notes with a principal amount of $350.0 million, which accrue interest at 10.25%. From the period June 30, 2010 through September 11, 2010, our indebtedness associated with our Notes was $250.0 million. On September 11, 2010, we issued an additional $100 million in Notes. The increased average outstanding debt balance during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was the primary cause of the increase in interest expense during the period.
Provision for Income Taxes
Income tax expense increased during the period by $1.8 million from $2.8 million to $4.6 million during the three month periods ended September 30, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the three months ended
	September 30,
	2011	2010
Expected provision at statutory rate of 34%	$2,636	$763
Increase due to:
Non-deductible stock-based compensation	1,259	1,745
State income taxes, net of federal benefit	587	227
Transactions costs not deductible	112	54
Other, net	10	10

Provision for income taxes	$4,604	$2,799

Adjusted EBITDA
We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use EBITDA and Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe Adjusted EBITDA is especially important in a capital-intensive industry such as telecommunications. We further believe that the presentation of EBITDA and Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.
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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as substitutes for, analysis of our results as reported under accounting principles generally accepted in the United States. For example, Adjusted EBITDA:
•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments on our debt; and

•	does not reflect cash required to pay income taxes.
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from earnings/(loss) from continuing operations to Adjusted EBITDA is as follows:

	Three months ended September 30, 2011
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$12.8	$1.8	$4.1	$(15.6)	$3.1
Interest expense	0.2	0.1	—	8.9	9.2
Income tax expense	—	—	—	4.6	4.6
Depreciation and amortization expense	11.8	1.4	3.9	—	17.1

EBITDA	24.8	3.3	8.0	(2.1)	34.0
Transaction costs	0.2	—	0.1	—	0.3
Stock-based compensation	1.2	0.1	0.3	2.1	3.7

Adjusted EBITDA	$26.2	$3.4	$8.4	$—	$38.0

	Three months ended September 30, 2010
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$8.0	$1.3	$2.2	$(12.0)	$(0.5)
Interest expense	0.3	—	—	6.0	6.3
Income tax expense	—	—	—	2.8	2.8
Depreciation and amortization expense	8.5	1.4	1.9	—	11.8

EBITDA	16.8	2.7	4.1	(3.2)	20.3
Transaction costs	0.1	—	0.1	—	0.2
Stock-based compensation	2.1	—	0.3	2.6	5.1

Adjusted EBITDA	$19.0	$2.7	$4.5	$(0.6)	$25.6

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt-service requirements. See “— Cash flows,” above. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital and debt service.
We have debt covenants under both the indenture governing our Notes and our credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The credit facility covenants prohibit us from increasing our total indebtedness above 4.25 times of our previous quarter’s annualized EBITDA. Under the indenture governing our Notes, any increase in secured indebtedness would be subject to a pro-forma permitted liens test not to exceed 3.5 times our previous quarter’s annualized EBITDA, and the incurrence of total indebtedness is restricted not to exceed 4.25 times our previous quarter’s annualized EBITDA.

As of September 30, 2011, we had $20.8 million in cash and cash equivalents. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Working capital (current assets less current liabilities) at September 30, 2011 was a deficit of $10.1 million. Although we have a working capital deficit as of September 30, 2011, a majority of the deficit is a result of the current portion of our deferred revenue balance of $15.9 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2011 current deferred revenue balance. Additionally, as of September 30, 2011, we had $93.6 million available on our line of credit, which can be used to satisfy any short term obligations.
Our net capital expenditures increased by $7.5 million, or 34%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, from $21.1 million to $28.6 million (net of stimulus grants), respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our increased customer base resulting from our acquisition of AGL Networks and merger with AFS and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next fiscal year, we expect that the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our credit agreement, and available cash on hand. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As a result, the amount we invest in such capital expenditures will generally be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.
As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our revolving credit facility), equity contributions, and available cash on hand.
On October 6, 2011, we entered into a Stock Purchase Agreement to acquire 100 percent of the outstanding capital stock of 360networks. We expect to close on the acquisition during the second or third quarter of Fiscal 2012. The purchase price, subject to certain adjustments at closing and post-closing, is $345.0 million. In connection with the Stock Purchase Agreement, we have obtained a debt commitment letter that, subject to customary closing conditions, commits certain lenders to provide financing to us in an amount sufficient to permit us, together with cash on hand, to make all payments required to be made to the Sellers in connection with the closing of the acquisition.
Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate no assurance can be given that this will be the case.
The following table sets forth components of our cash flow for the three months ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$24,225	$10,482
Net cash used in investing activities	(28,644)	(94,812)
Net cash (used)/provided by financing activities	(129)	148,387
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $13.7 million, or 131%, from $10.5 million to $24.2 million during the three months ended September 30, 2010 and 2011, respectively. Net cash flows from operating activities during the three months ended September 30, 2011 represents our earnings from continuing operations of $3.1 million, plus the add back to our net earnings of non-cash items deducted in the determination of net earnings, principally depreciation and amortization of $17.1 million, the deferred tax provision of $4.5 million and non-cash stock-based compensation expense of $3.7 million, plus the change in working capital components.

Net cash flows from operating activities during the three months ended September 30, 2010 represents our loss from continuing operations of $0.5 million, plus the add back to our net earnings of non-cash items deducted in the determination of net income, principally depreciation and amortization of $11.8 million, the deferred tax provision of $2.3 million and non-cash stock-based compensation expense of $5.1 million plus the change in working capital components.
The increase in net cash flows from operating activities during the three months ended September 30, 2011 as compared to September 30, 2010 is primarily a result of the increase in our earnings associated with our merger with AFS on October 1, 2010, synergies realized from our acquisition of AGL on July 1, 2010 and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $28.6 million and $94.8 million during the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, our principal use of cash for investing activities was $28.6 million in additions to property and equipment, net of stimulus grant reimbursements.
During the three months ended September 30, 2010, our principal uses of cash for investing activities were our $73.7 million purchase of AGL Networks and $21.1 million for additions to property and equipment, net of stimulus grant reimbursements.
Cash Flows from Financing Activities
Our net cash provided (used)/provided by financing activities was ($0.1) million and $148.4 million during the three months ended September 30, 2011 and 2010, respectively. Our cash flows from financing activities during the three months ended September 30, 2011 comprise $0.1 million in equity contributions from Holdings. This cash inflow was partially offset by $0.2 million in principal payments on capital leases during the period.
Our cash flows from financing activities during the three months ended September 30, 2010 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering, $35.5 million in equity contributions from CII, $13.0 million in advances from CII and $0.8 million in transfers of cash from restricted cash accounts. These cash inflows were partially offset by $3.3 million in deferred financing costs and $0.6 million in principal payments on capital leases during the period.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
As of September 30, 2011, we had outstanding approximately $350.1 million of fixed-rate Notes, approximately $10.9 million of capital lease obligations, and $93.6 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the estimated fair value of our Notes as of September 30, 2011 was $364.0 million compared to the carrying value of $350.1 million.
We are exposed to the risk of changes in interest rates if it is necessary to acquire additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We do not have any material foreign currency or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of September 30, 2011 and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

101
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date: November 10, 2011	By:	/s/ Dan Caruso Dan Caruso
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Ken desGarennes Ken desGarennes
Chief Financial Officer