Form 10-Q
period 2011-12-31
Zayo Group LLC
filed 2012-02-14
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169979

Zayo Group, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Centennial Parkway, Suite 200,

Louisville, CO 80027

(Address of Principal Executive Offices)

(303) 381-4683

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒ The registrant is no longer subject to the filing requirements of the Exchange Act, but has filed all Exchange Act reports as if it were required to do so.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	September 30,
	December 31, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$25,861	$25,394
Trade receivables, net of allowance of $737 and $799 as of December 31, 2011 and June 30, 2011, respectively	25,794	13,983
Due from related-parties	1,109	187
Prepaid expenses	7,875	6,388
Deferred income taxes	4,691	3,343
Other assets, current	1,209	645

Total current assets	66,539	49,940

Property and equipment, net of accumulated depreciation of $128,635 and $101,941 as of December 31, 2011 and June 30, 2011, respectively	719,265	518,513
Intangible assets, net of accumulated amortization of $35,655 and $37,980 as of December 31, 2011 and June 30, 2011, respectively	140,530	104,672
Goodwill	117,824	83,820
Debt issuance costs, net of accumulated amortization of $4,067 and $2,746 as of December 31, 2011 and June 30, 2011, respectively	19,147	11,446
Investment in US Carrier	15,075	15,075
Deferred tax asset, non-current	130,682	—
Other assets, non-current	8,163	5,795

Total assets	$1,217,225	$789,261

Liabilities and member’s equity
Current liabilities
Accounts payable	$16,383	$12,988
Accrued liabilities	35,000	22,453
Accrued interest	10,982	10,627
Capital lease obligations, current	1,213	950
Due to related-parties	15,541	4,590
Deferred revenue, current	21,314	15,664
Current portion of long-term debt	7,503	—

Total current liabilities	107,936	67,272

Capital lease obligations, non-current	10,006	10,224
Long-term debt, non-current	682,704	354,414
Deferred revenue, non-current	123,910	63,893
Stock-based compensation liability	49,696	45,067
Deferred tax liability	—	8,322
Other long term liabilities	5,007	2,724

Total liabilities	979,259	551,916

Commitments and contingencies (Note 14)

Member’s equity
Member’s interest	243,975	245,433
Accumulated deficit	(6,009)	(8,088)

Total member’s equity	237,966	237,345

Total liabilities and member’s equity	$1,217,225	$789,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010

Revenue	$88,974	$72,287	$167,417	$135,212

Operating costs and expenses
Operating costs, excluding depreciation and amortization	19,275	17,904	37,425	34,942
Selling, general and administrative expenses	26,059	23,938	48,655	44,222
Stock-based compensation	10,372	1,859	14,077	6,990
Depreciation and amortization	19,820	15,881	36,882	27,689

Total operating costs and expenses	75,526	59,582	137,039	113,843

Operating income	13,448	12,705	30,378	21,369

Other income/(expense)
Interest expense	(11,504)	(9,032)	(20,672)	(15,289)
Other expense, net	(19)	(16)	(29)	(177)

Total other expense, net	(11,523)	(9,048)	(20,701)	(15,466)

Earnings from continuing operations before provision for income taxes	1,925	3,657	9,677	5,903

Provision for income taxes	2,994	2,094	7,598	4,893

(Loss)/earnings from continuing operations	(1,069)	1,563	2,079	1,010

Earnings from discontinued operations, net of income taxes	—	317	—	597

Net (loss)/earnings	$(1,069)	$1,880	$2,079	$1,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

SIX MONTHS ENDED DECEMBER 31, 2011

(UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,
	Member’s interest	Accumulated Deficit	Total Member’s equity
Balance at July 1, 2011	$245,433	$(8,088)	$237,345

Capital contributed (cash)	100	—	100

Return of capital (cash)	(46)	—	(46)

Capital contributed (non-cash)	9,698	—	9,698

Contribution of 360 VoIP Inc. to parent	(11,654)	—	(11,654)

Accretion of preferred stock-based compensation	444	—	444

Net earnings	—	2,079	2,079

Balance at December 31, 2011	$243,975	$(6,009)	$237,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	September 30,	September 30,
	Six months ended December 31,
	2011	2010
Cash flows from operating activities
Net earnings	$2,079	$1,607
Earnings from discontinued operations	—	597

Earnings from continuing operations	2,079	1,010
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	36,882	27,689
Provision for bad debt expense	314	489
Non-cash interest expense	1,564	1,172
Stock-based compensation	14,077	6,990
Amortization of deferred revenues	(5,688)	(4,092)
Deferred income taxes	6,631	4,925
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(2,773)	335
Prepaid expenses	441	(299)
Other assets	(166)	1,120
Accounts payable and accrued liabilities	(19,431)	2,047
Due to/from related parties	(925)	188
Deferred revenue	24,373	(309)
Other liabilities	(69)	(3,992)

Net cash provided by continuing operating activities	57,309	37,273

Cash flows from investing activities
Purchases of property and equipment	(62,817)	(59,066)
Broadband stimulus grants received	2,798	485
Acquisition of 360networks Holdings (USA) Inc., net of cash acquired	(318,042)	—
Acquisition of Marquis Holdings, LLC, net of cash acquired	(15,456)	—
Acquisition of American Fiber Systems Holdings Corporation net of cash acquired	—	(110,000)
Acquisition of AGL Networks, LLC, net of cash acquired	—	(73,666)

Net cash used in investing activities	(393,517)	(242,247)

Cash flows from financing activities
Equity contributions	100	35,500
Return of capital	(46)	—
Principal repayments on capital lease obligations	(497)	(1,034)
Advance from Communications Infrastructure Investments, LLC	10,951	13,026
Return of advance from Communications Infrastructure Investments, LLC	—	(13,026)
Proceeds from long-term borrowings	335,550	103,000
Changes in restricted cash	(361)	788
Deferred financing costs	(9,022)	(4,044)

Net cash provided by financing activities	336,675	134,210

Cash flows from discontinued operations
Operating activities	—	1,782
Investing activities	—	(314)

Net cash provided by discontinued operations	—	1,468

Net increase/(decrease) in cash and cash equivalents	467	(69,296)
Cash and cash equivalents, beginning of period	25,394	87,864
Increase in cash and cash equivalents of discontinued operations	—	27

Cash and cash equivalents, end of period	$25,861	$18,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

Supplemental disclosure of non-cash, investing and financing activities:

	September 30,	September 30,
	Six months ended December 31,
	2011	2010

Cash paid for interest	$20,378	$526
Cash paid for income taxes	1,184	2,085
Non-cash purchases of equipment through capital leasing	277	200
Increase in accrued expenses for purchases of property and equipment	2,427	2,180

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Zayo Group, LLC, a Delaware Limited Liability Company, formerly CII Holdco, Inc., and, prior to that, Zayo Bandwidth, Inc., was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and interconnection services.

Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc., (“Holdings”) which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2011. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the three and six month periods ended December 31, 2011 are not necessarily indicative of the operating results for any interim period or the full year.

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

Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZEN’s operations and therefore considers ZEN to be a discontinued operation. During the three and six months ended December 31, 2010, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

c.	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowance against deferred tax assets, estimating the stock-based compensation liability, and various other items. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, the amount of receivables in dispute, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the three and six months ended December 31, 2011 or 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use.

Certain internal direct labor costs of constructing or installing property and equipment are capitalized. The Company also capitalizes certain internal labor costs that reflect the portion of the salary and benefits of field engineers and other employees that are directly related to the construction and installation of network infrastructure assets.

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the three and six months ended December 31, 2011 or 2010.

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

The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU fees paid over the contract term; however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. IRU contract terms are reviewed to determine if the terms would require sales-type accounting treatment, which would result in revenue recognition upon the execution of the contract. Sales-type accounting treatment is required for dark fiber leases when the agreements provide for the transfer of legal title of the dark fiber to the customer at the end of the agreement’s term and the following criteria have been met:

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

The common units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards vest over a period of three or four years and may fully vest subsequent to a liquidity event.

The preferred units granted by the Company’s ultimate parent company, CII, are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity, which requires that the cost to be measured at the grant date fair value of the award and recognized as expense over the requisite service period.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

There are various factors that may cause tax assumptions to change in the near term, and the Company may have to record a future valuation allowance against its deferred tax assets if management determines that the realization of a deferred tax asset is uncertain. The Company recognizes the benefit of an uncertain tax position taken or expected to be taken on its income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits. The Company records interest cost and penalties related to unrecognized tax benefits and penalties in income tax expense.

n.	Fair Value of Financial Instruments

The Company applies Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements, for its financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

The Company’s trade receivables, which are unsecured, are geographically dispersed. As of December 31, 2011, the Company had one customer with a trade receivable balance in excess of 10 percent of the Company’s consolidated net trade receivable balance. This customer accounted for approximately 11 percent of the consolidated net trade receivable balance as of December 31, 2011. As of June 30, 2011 the Company had one customer with a trade receivable balance of 12 percent of total receivables. During the three and six months ended December 31, 2011, the Company had one customer that accounted for approximately 14 percent and 13 percent of the Company’s monthly recurring revenue, respectively. During the three and six months ended December 31, 2010, the Company had one customer that accounted for 11 percent of the Company’s monthly recurring revenue. No other single customer accounted for more than 10 percent of the Company’s monthly recurring revenue during these periods.

p.	Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Current GAAP requires an entity to perform a two-step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step goodwill impairment evaluation. Management is considering the early adoption of this new guidance in fiscal 2012 and does not believe the adoption would have a material impact on the Company’s consolidated results of operations or financial condition.

Management has reviewed all other new accounting pronouncements and believes they will not have a material impact on the Company’s consolidated results of operations, financial condition, or financial disclosures.

(3) ACQUISITIONS

Since the formation of Zayo Group, LLC in May 2007, the Company has consummated 14 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions during the six months ended December 31, 2011

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,000 and acquired $958 in cash balances resulting in the net consideration paid for the transaction of $318,042. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan (“Term Loan”) which was entered into on December 1, 2011 (See Note 9 – Long Term Debt) and cash on hand.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The acquired 360networks business operated approximately 19,879 route miles of intercity and metro fiber network across 22 states and British Columbia. 360networks’ intercity network interconnected over 70 markets across the central and western United States, including 23 Zayo fiber markets and a number of new markets such as Albuquerque, New Mexico; Bismarck, North Dakota; Des Moines, Iowa; San Francisco, California; San Diego, California and Tucson, Arizona. In addition to its intercity network, 360networks operated over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California and Salt Lake City, Utah.

Included in the $345,000 purchase price was VoIP 360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, Zayo spun-off its voice operations to Holdings in order to maintain focus on its Bandwidth Infrastructure business (See Note 4 – Spin-off of Business Unit). To further this objective, concurrently with the close of the 360networks acquisition, the Company spun-off 360networks VoIP operations to Holdings. On the spin-off date, the Company estimated the fair value of the VoIP assets and liabilities which were distributed to Holdings to be $11,700. As the Company is in the process of finalizing the purchase accounting for the 360networks acquisition, the value ascribed to the VoIP business is subject to change.

The Company has recognized the assets and liabilities of 360networks based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. The Company expects to complete its final fair value determinations no later than the first quarter of fiscal 2013.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. The assets and liabilities associated with the spun-off VoIP business are netted within the caption Net assets of VoIP 360, Inc.

September 30,
360networks
Acquisition date	December 1, 2011
Current assets	$12,114
Property and equipment	166,748
Deferred tax assets, net	146,984
Intangibles	34,995
Goodwill	27,486
Other assets	163

Total assets acquired	388,490

Current liabilities	33,082
Deferred revenue	45,586
Other liabilities	2,522

Total liabilities assumed	81,190

Net assets acquired	307,300

Net assets of VoIP360 Inc.	11,700

Less cash acquired	(958)

Purchase consideration/Net cash paid	$318,042

During the three months ended December 31, 2011, the Company has incurred net cash outflows of $17,760 against the $26,000 assumed working capital deficit. The net cash outflows associated with fulfilling the working capital deficit are reflected within the condensed consolidated statement of cash flows within cash flows from operating activities.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The following table presents the Company’s preliminary estimates of the fair value of the net assets of VoIP360 Inc. which were distributed to Holdings on the acquisition date:

September 30,
VoIP 360 Inc.
Acquisition date	December 1, 2011
Cash	$46
Other current assets	1,925
Property and equipment	3,634
Intangibles	7,912
Goodwill	2,526
Other assets	160

Total assets acquired	16,203

Current liabilities	2,332
Deferred revenue	345
Other liabilities	1,826

Total liabilities assumed	4,503

Net assets contributed to Holdings	$11,700

The goodwill of $27,486 arising from the 360networks acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification and leveraged benefits that are expected from the combined networks. The goodwill associated with the 360networks acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the business units. Goodwill of $9,546 and $17,940 was allocated to the Zayo Bandwidth (“ZB”) and Zayo Fiber Solutions (“ZFS”) business units, respectively.

In connection with the 360networks acquisition, the Company acquired significant intangible assets, including customer relationships, certifications and trade names. The customer relationships represent a valuable intangible asset as the Company anticipates continued business from the 360networks customer base. The Company valued the 360networks customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $28,344. Management estimates the useful life of the acquired customer relationships to be 14 years. The Company also acquired numerous certifications that allow the Company to operate in the areas in which the legacy 360networks company operated. The Company valued the certifications utilizing a cost based valuation approach which resulted in an estimated fair value of $4,434. The certifications have an indefinite useful life and are not subject to amortization but will be reviewed for impairment in accordance with the Companies policy for valuing intangible assets with indefinite useful lives. The Company also acquired various trade names in the acquisition which were valued utilizing the relief from royalty method. The Company estimates the fair value of the trade names to be $2,217. The Company intends to utilize the acquired trade name asset over a period of one year. Management does not believe the acquired trade names have material value after this one year period as such the trade name asset will be amortized over a period of 12 months.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Based on the Company’s preliminary fair value assessment related to deferred tax assets acquired in the 360networks acquisition, a value of $146,984 was assigned to the acquired deferred tax assets. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

September 30,
December 1, 2011
Deferred income tax assets
Net operating loss carry forwards	$139,217
Property and equipment	39,686
Deferred revenue	16,075
Accrued expenses	3,476
Allowance for doubtful accounts	53

Total deferred income tax assets	198,507

Deferred income tax liabilities
Intangible assets	8,186

Total deferred income tax liabilities	8,186

Less: Valuation allowance	(43,337)

Net deferred income tax (liability)/assets	$146,984

The Company acquired a total of $397,697 of net operating loss carry forwards (“NOLs”) from the 360networks acquisition. The acquisition was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOLs are subject to an annual limitation, and thus the Company is limited in its ability to use the acquired NOLs to reduce its income tax liabilities. The current annual NOL usage limitation as it relates to the NOLs acquired from 360networks is $11,765. Based on the Company’s forecasted taxable income and the dates in which the acquired NOLs expire, the Company estimates that it will not be able to utilize $127,461 of the acquired NOLs. The Company’s preliminary estimate of the valuation allowance associated with the acquired deferred tax assets is $43,337. This preliminary estimate represents the tax affected impact of the Company’s inability to offset future taxable income with these NOLs that the Company anticipates will expire before being available for use. The Company is pending the receipt of additional documentation which will be utilized in the Company’s overall assessment of the fair value of the net deferred tax assets acquired which includes an analysis of uncertain tax positions and limitations on the Company’s ability to utilize acquired NOLs following ownership changes.

The previous owners of 360networks had entered into various agreements, including IRU agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure in exchange for upfront cash payments. The revenue associated with these contracts was deferred and recognized over the contract term. The Company recorded the acquired deferred revenue balance at the acquisition date fair value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $45,586 was assigned to the acquired deferred revenue balance of 360networks. The acquired deferred revenue is expected to be recognized over the next three to twenty years.

Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, the Company entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of MarquisNet for a purchase price of $15,875, subject to post-closing adjustments. In connection with the agreement, the parties estimated the Company would assume a net working capital deficit of approximately $419 as such the consideration paid for the transaction was reduced by $419 and is subject to adjustment. The acquisition was funded with a draw on the Company’s revolving line-of-credit.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The acquired MarquisNet business operates a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada. With this acquisition, the Company’s zColo business unit operates twelve interconnect-focused colocation facilities.

The Company has recognized the assets and liabilities of MarquisNet based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. The Company expect to complete its final fair value determinations no later than the fourth quarter of fiscal 2012. The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on the Company’s preliminary estimates of the fair values on the acquisition date.

September 30,
MarquisNet
Acquisition date	December 31, 2011
Current assets	$60
Property and equipment	1,295
Intangibles – customer relationships	7,874
Goodwill	6,614

Total assets acquired	15,843

Current liabilities	254
Other liabilities	133

Total liabilities assumed	387

Purchase consideration/Net cash paid	$15,456

The goodwill of $6,614 arising from the MarquisNet acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification. All of the assets acquired and liabilities assumed support the Company’s colocation product offerings and as such have been allocated to the zColo business unit. The goodwill associated with the MarquisNet acquisition is deductible for tax purposes.

In connection with the MarquisNet acquisition, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the MarquisNet customer base. The Company valued the MarquisNet customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $7,874. Management estimates the useful life of the acquired customer relationships to be 11 years.

Acquisitions during the year ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the Company’s $100,000 note issuance – See Note 9— Long-Term Debt.

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

September 30,
AFS
Acquisition date	October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles – customer relationships	57,082
Goodwill	15,731
Investment in US Carrier	15,075
Other assets	350

Total assets acquired	148,527

Current liabilities	3,396
Deferred revenue	23,905
Deferred tax liability	3,958
Other liabilities	3,127

Total liabilities assumed	34,386

Net assets acquired	114,141
Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $15,731 arising from the AFS merger consists of the synergies and economies-of-scale expected from the AFS merger. The goodwill associated with the AFS merger is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business units. Goodwill of $8,061 and $7,670 was allocated to the ZB and ZFS business units, respectively.

In connection with the AFS merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The Company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $57,082.

The previous owners had entered into various agreements, including IRU agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure in exchange for upfront cash payments. The revenue associated with these agreements was deferred and recognized over the contract term. The Company recorded the acquired deferred revenue balance at the acquisition date at fair value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $23,905 was assigned to the acquired deferred revenue balance of AFS. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

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

September 30,
AGL Networks
Acquisition date	July 1, 2010
Current assets	$3,714
Property and equipment	93,136
Intangibles – customer relationships	3,433
Goodwill	220
Other assets	680

Total assets acquired	101,183

Current liabilities	1,006
Deferred revenue	26,511

Total liabilities assumed	27,517

Net assets acquired	$73,666

Purchase consideration/Net cash paid	$73,666

The goodwill of $220 arising from the AGL Networks acquisition consists of the synergies and economies-of-scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisition is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the ZFS business unit.

In connection with the AGL Networks acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AGL Networks customer base. The Company valued the AGL Networks customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $3,433.

The previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure in exchange for upfront cash payments. The revenue associated with these agreements was being recognized over the contract term. The Company recorded the acquired deferred revenue balance at the acquisition date at fair value which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $26,511 was assigned to the acquired deferred revenue balance of AGL Networks. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

Acquisition costs

Acquisition costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred acquisition-related costs of $1,479 and $683 during the three months ended December 31, 2011 and 2010, respectively and $1,809 and $842 during the six months ended December 31, 2011 and 2010, respectively. Acquisition costs have been charged to selling, general and administrative expenses during these periods.

Pro-forma Financial Information

The unaudited pro forma results presented below include the effects of the Company’s December 1, 2011 acquisition of 360networks and the December 31, 2011 acquisition of MarquisNet as if the acquisitions had been consummated as of July 1, 2010. The pro-forma earnings/(loss) for the three and six month periods ended December 31, 2011 and 2010 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and an adjustment to revenue as a result of the acquisition date valuation of acquired deferred revenue balances. The pro-forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of July 1, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	$104,107	$89,757	$203,878	$169,059
Earnings/ (loss) from continuing operations	$(2,614)	$(577)	$(2,369)	$(3,480)

(4) SPIN-OFF OF BUSINESS UNIT

Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 16 – Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model of providing bandwidth infrastructure, colocation and interconnection services, the unit was spun-off to Holdings, the parent of the Company, on April 1, 2011.

Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZEN operations effective April 1, 2011. Therefore, for the three and six months ended December 31, 2010, the results of the operations of ZEN have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

Earnings from discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of operations are comprised of the following:

	September 30,	September 30,
	Three months ended December 31, 2010	Six months ended December 31, 2010
Revenue	$5,599	$11,251

Earnings before income taxes	542	1,021
Income tax expense	225	424

Earnings from discontinued operations, net of income taxes	$317	$597

The Company continues to have ongoing contractual relationships with ZEN, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN with certain data and colocation services and ZEN has contractual relationships to provide the Company with certain enterprise services. Prior to April 1, 2011, transactions with ZEN were eliminated upon consolidation. Since the spin-off date, transactions with ZEN have been included in the Company’s results of operations. See Note 15 — Related-Party Transactions, for a discussion of transactions with ZEN during the three and six months ended December 31, 2011.

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

At the time of the AFS merger, management estimated the fair value of its interest in US Carrier to be $15,075. In valuing the Company’s interest in US Carrier, management used both an income- and market- based approach to estimate the acquisition date fair value. Since the acquisition, the Company has not received any dividend payments from US Carrier nor has the Company invested any additional capital in US Carrier. As of December 31, 2011, management is not aware of any triggering events that could result in an impairment of the US Carrier investment.

(6) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	September 30,	September 30,	September 30,
	Estimated	As of
	useful lives (in years)	December 31, 2011	June 30, 2011
Land	N/A	$490	$228
Building improvements and site improvements	8 to15	25,906	11,692
Furniture, fixtures and office equipment	3 to7	1,327	1,295
Computer hardware	2 to 5	3,351	3,461
Software	2 to 3	3,321	4,243
Machinery and equipment	3 to 7	10,075	6,469
Fiber optic equipment	4 to 8	413,081	326,163
Circuit switch equipment	10	8,163	7,378
Packet switch equipment	3 to 5	22,099	20,727
Fiber optic network	8 to 20	280,956	192,926
Construction in progress	N/A	79,131	45,872

Total		847,900	620,454
Less accumulated depreciation		(128,635)	(101,941)

Property and equipment, net		$719,265	$518,513

The Company recognized depreciation expense of $16,131 and $12,538 during the three months ended December 31, 2011 and 2010, respectively. The Company recognized depreciation expense of $29,871 and $21,645 during the six months ended December 31, 2011 and 2010, respectively. During the three and six months ended December 31, 2011, the Company wrote-off $3,160 of fully depreciated property and equipment. No fully depreciated property and equipment was written off during the three and six months ended December 31, 2010.

Included within the Company’s property and equipment balance are capital leases with a cost basis of $12,700 (net of accumulated depreciation of $4,212) and $12,215 (net of accumulated depreciation of $3,611) as of December 31, 2011 and June 30, 2011, respectively. The Company recognized depreciation expense associated with assets under capital leases of $315 and $353 during the three months ended December 31, 2011 and 2010, respectively and $601 and $699 during the six months ended December 31, 2011 and 2010, respectively.

During the six months ended December 31, 2011 and 2010, the Company received a total of $2,798 and $485, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $31,894 in grant money related to grant agreements entered into as a direct recipient under the Program as of December 31, 2011 which will offset capital expenditures in future periods. The Company anticipates receiving this $31,894 in stimulus reimbursements over the next 18 months. As of December 31, 2011, the Company has incurred $8,790 of capital expenditures which are pending reimbursement from the Program. The Company’s property and equipment balance will be reduced by this amount upon receipt of these reimbursements. See Note 14 — Commitments and Contingencies- Other Commitments.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

During the three months ended December 31, 2011 and 2010, the Company capitalized interest in the amount of $815 and $915, respectively and $1,646 and $1,840 during the six months ended December 31, 2011 and 2010, respectively. The Company also capitalized $2,019 and $1,390 of labor to property and equipment accounts during the three months ended December 31, 2011 and 2010, respectively and $3,872 and $2,635 during the six months ended December 31, 2011 and 2010, respectively.

(7) GOODWILL

The Company’s goodwill balance was $117,824 and $83,820 as of December 31, 2011 and June 30, 2011, respectively, and was allocated as follows to the Company’s business units:

	September 30,	September 30,	September 30,	September 30,
	As of June 30, 2011	Additions	Adjustments	As of December 31, 2011
Zayo Bandwidth	$71,714	$9,546	$(97)	$81,163
Zayo Fiber Solutions	12,082	17,940	1	30,023
zColo	24	6,614	—	6,638

Total	$83,820	$34,100	$(96)	$117,824

Subsequent to the 360networks acquisition, the ZB and ZFS business unit wrote off all receivable and payable balance with 360networks resulting in an $82 decrease and $1 increase to the goodwill balance at each business unit, respectively. Additionally, during the six months ended December 31, 2011, the ZB business unit reduced its goodwill balance by $15 due to a purchase accounting adjustment associated with the merger with AFS.

(8) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of December 31, 2011 and June 30, 2011 were as follows:

	September 30,	September 30,	September 30,
	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2011

Customer relationships	$169,534	$(35,470)	$134,064
Certifications	4,434	—	4,434
Trade names	2,217	(185)	2,032

	$176,185	$(35,655)	$140,530

June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Trade names	500	(500)	—

Total	$142,652	$(37,980)	$104,672

The weighted average amortization period for the Company’s finite lived intangible assets is 11.3 years. The amortization of intangible assets during the three months ended December 31, 2011 and 2010 was $3,689 and $3,343, respectively, and $7,011 and $6,044 during the six months ended December 31, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

During the six months ended December 31, 2011, the Company wrote off $9,335 in fully amortized intangible assets. Estimated future amortization of intangible assets is as follows:

September 30,
Year ending June 30,
2012 (remaining six months)	$9,201
2013	17,108
2014	13,969
2015	11,589
2016	11,494
Thereafter	77,169

Total	$140,530

(9) LONG-TERM DEBT

On December 1, 2011 the Company and Zayo Capital, Inc. entered into a $315,000 senior secured term loan facility (the “Term Loan”). The net proceeds from the Term Loan were approximately $296,528 after deducting the discount on the Term Loan of $9,450 and debt issuance costs of approximately $9,022. The Term Loan is being accreted to its par value over the term of the loan as additional interest expense. The effective interest rate on the Term Loan issued is 8.26%. The proceeds of the Term Loan were used to partially fund the acquisition of 360networks (See Note 3 – Acquisitions). The Term Loan has a maturity date of September 15, 2016 and the borrowings thereunder bear interest at varying levels based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 5.5 percent (subject to a minimum LIBOR rate of 1.5 percent) or a specified base rate plus a spread of 4.5 percent. As of December 31, 2011, the applicable interest rate on the Term Loan was 7.0 percent. The balance on the Term Loan was $305,720, net of the unamortized discount of $9,280, as of December 31, 2011.

The Company will be required to make quarterly principal payments on the Term Loan of approximately $788 beginning in the quarter ended March 31, 2012. Additionally, the Company will be required to make principal prepayments on the Term Loan from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances and condemnation events. Any balance remaining on the Term Loan on September 15, 2016 will be due on that date.

In March 2010, the Company co-issued, with its 100 percent owned finance subsidiary — Zayo Capital Inc. (at an issue price of 98.779%), $250,000 of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. The Notes are being accreted to their par value over the term of the Notes as additional interest expense. The effective interest rate of the Notes issued in March is 10.87%. The Company used a portion of the proceeds from this issuance of the Notes to repay its term loans in March of 2010.

In September 2010, the Company completed an offering of an additional $100,000 in Notes (at an issue price of 103%). These Notes are part of the same series as the $250,000 Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The effective interest rate on the Notes issued in September is 10.41%. The Company used a portion of the proceeds from this issuance of the Notes to fund the merger with AFS (See Note 3 — Acquisitions).

The balance of the Notes was $350,134 and $350,147 at December 31, 2011 and June 30, 2011, net of unamortized premiums and discounts of $134 and $147, respectively.

In October 2010, in connection with the AFS merger, the Company issued a promissory note to the former owners of AFS in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. The Company recognized interest expense and a corresponding increase to the promissory note obligation of $44 and $42 during the three months ended December 31, 2011 and 2010, respectively, and $86 and $42 during the six months ended December 31, 2011 and 2010, respectively. The balance of the promissory note was $4,353 and $4,266 as of December 31, 2011 and June 30, 2011, respectively.

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

The Revolver expires on March 1, 2014 and bears interest at the option of the Company at either a base rate or a Eurodollar rate plus the applicable margin which is based on the following table:

	September 30,	September 30,	September 30,
Level	Leverage Ratio	Applicable Margin for LIBOR Advances	Applicable Margin for Base Rate Advances
I	Greater than or equal to 3.25 to 1.00	4.50%	3.50%
II	Greater than or equal to 2.50 to 1.00 but less than 3.25 to 1.00	4.00%	3.00%
III	Greater than or equal to 1.75 to 1.00 but less than 2.50 to 1.00	3.75%	2.75%
IV	Less than 1.75 to 1.00	3.50%	2.50%

The leverage ratio as defined in the Revolver is determined based on the Company’s total outstanding debt (including capital leases) divided by the previous quarter’s annualized earnings before interest expense, income taxes, depreciation and amortization. In addition to the interest rate on outstanding borrowings, the Company is required to pay an unused line fee of 0.5% on any undrawn portion of the Revolver.

As of December 31, 2011, $30,000 was outstanding under the Revolver. No amounts were outstanding on the Revolver as of June 30, 2011. Standby letters of credit were outstanding in the amount of $6,420 as of December 31, 2011 and June 30, 2011 resulting in $63,580 and $93,580 being available on the Revolver as of December 31, 2011 and June 30, 2011, respectively. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of December 31, 2011, the interest rate was 3.75 percent.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of December 31, 2011:

September 30,
Year ending June 30,
2012 (remaining six months)	$1,575
2013	7,650
2014	33,150
2015	3,150
2016	3,150
2017	650,825

Total	$699,500

Guarantees

The Notes, the Term Loan and the amounts outstanding under the Revolver are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Group Capital, Inc., which is a 100 percent owned finance subsidiary of the parent and does not have independent assets or operations.

Debt issuance costs

Debt issuance costs have been capitalized on the accompanying consolidated balance sheets and are being amortized using the effective interest rate method over the term of the respective borrowing agreement, unless terminated earlier, at which time the unamortized costs are immediately expensed. The balance of debt issuance costs as of December 31, 2011 and June 30, 2011 was $19,147 (net of accumulated amortization of $4,067) and $11,446 (net of accumulated amortization of $2,746), respectively. Interest expense associated with the amortization of debt issuance costs was $741 and $602 during the three months ended December 31, 2011 and 2010, respectively and $1,321 and $1,051 during the six months ended December 31, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s outstanding Notes and Term Loan.

Debt covenants

The agreements governing the Term Loan and Revolver (collectively, the “Credit Agreements”) contain two primary financial covenants: (1) a maximum senior secured leverage ratio and (2) a minimum fixed-charge coverage ratio. In connection with entering into the Term Loan agreement, the financial covenants associated with the Revolver were amended in order to conform to the financial covenants included in the Term Loan agreement. Pursuant to the Credit Agreements, the Company must adhere to the following financial covenants:

Senior Secured Leverage ratio: Pursuant to the Credit Agreements, the Company shall not permit, at the end of each applicable fiscal quarter its consolidated senior secured leverage ratio, which is defined in the Credit Agreement as the ratio of the Company’s consolidated secured funded debt to the Company’s annualized EBITDA (as defined in the Credit Agreements), for the immediately preceding twelve month period then ended to be greater than the required amount for the applicable period set forth below:

September 30,
Applicable
Applicable Period	Ratio
For the twelve-month periods ending December 31, 2011 and March 31, 2012	4.50 to 1.00
For the twelve-month periods ending June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013	4.00 to 1.00
For the twelve-month periods ending December 31, 2013 and for each fiscal quarter thereafter	3.50 to 1.00

Fixed-charge coverage ratio: Pursuant to the Credit Agreements, the Company shall not permit at the end of each applicable fiscal quarter, its Fixed Charge Coverage Ratio, which is defined in the Credit Agreements as the ratio of the Company’s Annualized EBITDA (as defined in the Credit Agreements) during the most recent quarter minus Capital Expenditures (as defined in the Credit Agreements) for the twelve month period then ended to interest expense for the twelve month period then ended to be less than the required amount for the applicable period set forth below:

September 30,
Applicable
Applicable Period	Ratio
For the twelve-month periods ending December 31, 2011, March 31, 2012,June 30, 2012, September 30, 2012 and December 31, 2012	2.25 to 1.00
For the twelve-month periods ending March 31, 2013 and June 30, 2013	2.50 to 1.00
For the twelve-month periods ending September 30, 2013 and December 31, 2013	2.75 to 1.00
For the twelve-month periods ending March 31 2014, June 30, 2014 and September 30, 2014	3.00 to 1.00
For the twelve-month periods ending December 31, 2014 and for each fiscal quarter thereafter	3.25 to 1.00

The Credit Agreements also require the Company and its subsidiaries to comply with the affirmative and negative covenants customarily applicable to similar credit agreements, including covenants restricting the ability of the Company and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, engage in mergers or acquisitions or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.

The Credit Agreements do not contain any restrictions on the Company’s subsidiaries’ ability to pay dividends to Zayo Group, LLC.

The Credit Agreements contain customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other insolvency or inability to pay debts, bankruptcy, or a change of control.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2011 and June 30, 2011.

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

September 30,
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

The Company, at any time prior to December 1, 2012, may voluntarily make prepayments against the principal balance of the Term Loans. If the source of such prepayments is from proceeds of Funded Debt, as defined in the Term Loan Agreement, having a lower interest rate than the applicable Term Loan rate, such prepayments will be accompanied by a premium payment of 1.0% of the aggregate prepayment amount. The Company may make prepayments on the Term Loans at any time without incurring a 1.0% premium charge if the prepayment is from a source other than Funded Debt having a lower interest rate than the applicable Term Loan rate and at any time after December 1, 2012, regardless of the source.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(10) INCOME TAXES

The Company, a limited liability company, is taxed at its parent level, Holdings. All income tax balances resulting from the operations of Zayo Group are pushed down to the Company.

The Company’s provision for income taxes during the three and six months ended December 31, 2011 and 2010 is summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Federal income taxes — current	$—	$76	$—	$224
Federal income taxes — deferred	2,417	1,699	6,133	3,823

Provision for federal income taxes	2,417	1,775	6,133	4,047

State income taxes — current	298	44	967	397
State income taxes — deferred	279	275	498	449

Provision for state income taxes	577	318	1,465	843

Total provision for income taxes	$2,994	$2,094	$7,598	$4,893

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

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three and six month periods ended December 31, 2011 and 2010 follows:

	September 30,	September 30,	September 30,	September 30,
	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Expected provision at statutory rate of 34%	$655	$1,243	$3,291	$2,007
Increase due to:
Non-deductible stock-based compensation	1,822	571	3,081	2,316
State income taxes, net of federal benefit	381	4	967	228
Transaction costs not deductible	91	232	203	286
Other, net	45	44	56	57

Provision for income taxes	$2,994	$2,094	$7,598	$4,893

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year. As part of estimating the annual effective tax rate, management estimates the amount of non-deductible stock-based compensation the Company will incur in future periods. Due to changes is business and market conditions, it is difficult to forecast the value of the common units and the resulting impact on the non-deductible stock-based compensation expense during the year and as such the estimated annual effective tax rate can change in future interim periods.

.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2007 to 2010 however, to the extent that the Company has a NOL balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves, when the management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex, as such; it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. At December 31, 2011 and June 30, 2011, there were no unrecognized tax benefits. As of December 31, 2011 and June 30, 2011, there was no accrued interest or penalties related to uncertain tax positions.

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

During the six months ended December 31, 2010, CII contributed $35,500 in capital to the Company through Holdings. CII funded this amount from equity contributions from its investors. During the six months ended December 31, 2011, the Company received an additional $100 in capital from Holdings. Additionally, during the six months ended December 31, 2011 the Company distributed $46 in cash received in the 360networks acquisition to Holdings. As of December 31, 2011, the equity commitments from CII’s investors have been fulfilled.

CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.

During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units was $240 during the six months ended December 31, 2010. These Class A Preferred Units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.

In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of three years. Management estimated the fair value of the equity awards on the grant date to be $312. In March of 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 Class B preferred units issued to the Board member and a reversal of the stock compensation expense recognized related to the grant. The grant date fair value of the 73,059 class B preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for these grants during the three and six months ended December 31, 2011 were $34 and $43, respectively, and $20 and $45 during the three and six months ended December 31, 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the three and six months ended December 31, 2011was $200 and $401, respectively and $134 during the three and six months ended December 31, 2010.

As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.

As discussed in Note 3 – Acquisitions, the assets and liabilities supporting 360networks legacy VoIP business were spun-off to Holdings on December 1, 2011. Management estimates that the fair value of the net assets spun-off to Holdings was $11,700, including $46 in cash. The fair value of the net assets, excluding cash, distributed to Holdings is reported as a non-cash reduction to the Company’s member’s equity account.

As discussed in Note 12 – Stock Compensation, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the distribution to employees of the Company was $9,004. This distribution from CII resulted in a non-cash capital contribution to the Company and is reflected as such in the condensed consolidated statement of member’s equity.

Holdings is the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Subsequent to spinning the ZEN segment to Holdings, Holdings contributed the assets and liabilities of the historical ZEN segment to Onvoy. Holdings allows for the sharing of Holding’s NOL carry forwards between the Company and OVS. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entities’ member’s equity. During the six months ended December 31, 2011, the Company member’s equity balance increased by $694 as a result of utilizing tax assets of Onvoy.

(12) STOCK COMPENSATION

Prior to the quarter ended December 31, 2011, the Company had been given authorization by CII to issue 125,000,000 of CII’s common units as profits interest awards to employees and directors. In December of 2011, management was given authorization by CII to issue an additional 100,000,000 common units to employees and directors.

As of December 31, 2011, CII had five classes of common units with different liquidation preferences — Class A, B, C, D and E units. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At December 31, 2011, 108,462,120 common units were issued and outstanding to employees and directors of the Company and 101,837,854 common units were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.

As of December 31, 2011 and June 30, 2011, the estimated fair value of the common units was as follows:

	September 30,	September 30,
	As of
Common Unit Class	December 31, 2011	June 30, 2011
	(estimated per share value)
Class A	$0.94	$0.81
Class B	$0.71	$0.58
Class C	$0.62	$0.33
Class D	$0.53	$0.31
Class E	$0.45	$0.23

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The liability associated with the common units was $49,696 and $45,067 as of December 31, 2011 and June 30, 2011, respectively. The stock-based compensation expenses associated with the common units were $10,138 and $13,633 during the three and six months ended December 31, 2011, respectively and $1,706 and $6,571 during the three and six months ended December 31, 2010, respectively.

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

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution will retain all of their common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the three and six months ended December 31, 2011, $9,004 was distributed to the Company’s common unit holders. The distribution was paid by CII and is reflected in the Company’s Condensed Consolidated Statement of Member’s Equity as a capital contribution (non-cash). Common unit holders electing to receive the early distribution forfeited $1,350 in previously recognized stock-based compensation. During the three and six months ended December 31, 2011, stock-based compensation expense was reduced by $1,589.

(13) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at December 31, 2011 and June 30, 2011 due to the short maturity of these instruments. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,132 and $350,147 as of December 31, 2011 and June 30, 2011, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes as of December 31, 2011 and June 30, 2011, is estimated to be $371,000 and $385,875, respectively. The carrying value of the Company’s Term Loan reflects the original amounts borrowed, net of the unamortized discount and was $305,720 as of December 31, 2011. Based on current market interest rates for debt of similar terms and average maturities, the carrying value of the Term Loan as of December 31, 2011 approximates fair value. The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being recognized through March 2017. The fair value of this note is not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the December 31, 2011 carrying value of the AFS promissory note approximates fair value. The Company records its stock-based compensation liability at its estimated fair value.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Financial instruments measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,
	Level	December 31, 2011	June 30, 2011
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$49,696	$45,067

The Company uses a third party valuation firm to assist in the valuation of the common units each reporting period and preferred units when granted. In developing a value for these units, the Company utilizes a two-step valuation approach. In the first step, the value of the Company’s equity instruments are estimated through an analysis of valuations associated with various future potential liquidity scenarios for the Company’s shareholders. A composite valuation is developed based upon the probability-weighted present values of each of the scenarios. The second step involves allocating this value across the Company’s capital structure. The valuation is conducted in consideration of the guidance provided in the American Institute of Certified Public Accountant (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice (“USPAP”) set forth by the Appraisal Foundation.

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

(14) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At December 31, 2011, the Company was contractually committed for $33,045 of capital expenditures for construction materials and purchases of property and equipment. These purchase commitments exclude commitments related to stimulus projects – see – Other Commitments. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding letters of credit

As of December 31, 2011, the Company had $6,420 in outstanding letters of credit, primarily to collateralize surety bonds securing the Company’s performance under various contracts.

Other commitments

In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,140 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of December 31, 2011, the Company has been reimbursed for $96 of expenses and $5,945 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project. The Company anticipates this project will be completed within the next two years.

In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of December 31, 2011, the Company has been reimbursed for $121 of expenses and $467 of capital expenditures related to the Anoka Stimulus Project. The Company anticipates this project will be completed within the next two years.

In September 2011, the company signed a sub-recipient agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. The award of approximately $30,032 to Com Net will expand broadband services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of Zayo, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to Zayo’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30 percent match on the assets to which the Company will take ownership. The company anticipates the project will be completed by July 2013. As of December 31, 2011, the Company has not incurred any expenditures associated with this project.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

In December 2011, a lawsuit was filed by Idacorp, Inc. (“Idacorp”) against AFS. On October 1, 2010, the Company completed a merger with American Fiber Systems Holdings Corporation, the parent company of AFS. On October 12, 2006, Idacorp and AFS entered into a stock purchase agreement under which Idacorp agreed to sell to AFS 100% of the equity interest in Idacomm, a provider of telecommunications services and commercial Internet services in Idaho and Nevada, for a purchase price of $10,000 subject to certain post close adjustments. Per the terms of the stock purchase agreement there was a holdback clause which allowed AFS to hold back $2,000 of the purchase price to satisfy certain indemnification claims. The holdback was established in 2006 as both Idacorp and AFS were aware of a potential indemnification claim which could be imposed by the City of Las Vegas which would require certain aerial fibers owned by Idacomm to be relocated to underground locations in the Las Vegas, Nevada area. In 2009 (and then again in 2010), AFS notified Idacorp of indemnification claims against the holdback related to the City of Las Vegas’s “Project Clear Skies” and other matters. Project Clear Skies is a plan for relocating aerial utilities to underground locations in the Las Vegas area. As the indemnification claims are valid and were received within the holdback period, the Company does not believe the lawsuit filed by Idacorp has merit and as such has not accrued for the $2,000 holdback. As of December 31, 2011, no loss contingencies have been accrued related to this lawsuit. The Company has an accrued liability of $2,765 within other liabilities on the condensed consolidated balance sheet as of December 31, 2011 which represents the estimated cost associated with relocating the legacy Idacomm aerial fibers in the Las Vegas area to underground locations as would be required under the Project Clear Skies initiative.

(15) RELATED-PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2011, the Company had a due to related-party balance with CII of $4,590 and $15,541, respectively, which is payable on demand. The liability with CII relates to a $4,590 interest payment made by CII on the Company’s Notes in March 2011 and $10,951 in cash provided to the Company to fund the December 2011 acquisition of 360networks.

During the six months ended December 31, 2010, CII made an advance payment of $13,026 to the Company which was returned to CII during the same period. The advance was used to make an interest payment on the Company’s Notes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The Company has contractual relationships with Onvoy, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide Onvoy with certain data and colocation services and Onvoy has contractual relationships to provide the Company with certain voice and enterprise services. As of December 31, 2011 and June 30, 2011, the Company had a net receivable balance due from Onvoy in the amount of $1,109 and $187, respectively, related to services provided. The following table represents the revenue and expense transactions recognized with Onvoy which are included in the Company’s condensed consolidated statement of operations during the three and six months ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Revenue	$1,596	$1,124	$3,189	$2,287
Operating costs	125	143	250	183
Selling, general and administrative	(68)	39	75	79

Net	$1,539	$942	$2,864	$2,025

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

The following tables summarize significant financial information of each of the segments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the three months ended December 31, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$64,472	$10,154	$15,343	—	$89,969
Intersegment revenue	(2)	(993)	—	—	(995)

Revenue from external customers	64,470	9,161	15,343	—	88,974

Gross profit (revenue less operating costs excluding depreciation and amortization)	49,357	5,940	14,978	(576)	69,699
Depreciation and amortization	13,397	1,382	5,041	—	19,820
Operating income/(loss)	13,022	2,312	4,006	(5,892)	13,448
Interest expense	(211)	(53)	(4)	(11,236)	(11,504)
Other (expense)/income, net	(21)	—	1	1	(19)
Earnings from continuing operations before provision for income taxes	12,790	2,259	4,003	(17,127)	1,925
Total assets	614,770	68,750	364,401	169,304	1,217,225
Capital expenditures, net of stimulus grant reimbursements	24,615	1,288	5,472	—	31,375

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the six months ended December 31, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$121,015	$19,823	$28,574	—	$169,412
Intersegment revenue	(2)	(1,993)	—	—	(1,995)

Revenue from external customers	121,013	17,830	28,574	—	167,417

Gross profit (revenue less operating costs excluding depreciation and amortization)	92,492	10,876	27,736	(1,112)	129,992
Depreciation and amortization	25,142	2,754	8,986	—	36,882
Operating income/(loss)	26,082	4,130	8,127	(7,961)	30,378
Interest expense	(423)	(107)	(11)	(20,131)	(20,672)
Other (expense)/income, net	(40)	—	2	9	(29)
Earnings from continuing operations before provision for income taxes	25,619	4,023	8,118	(28,083)	9,677
Capital expenditures, net of stimulus grant reimbursements	48,732	2,188	9,099	—	60,019

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the three months ended December 31, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$54,624	$7,744	$11,385	—	$73,753
Intersegment revenue	(813)	(653)	—	—	(1,466)

Revenue from external customers	53,811	7,091	11,385	—	72,287

Gross profit (revenue less operating costs excluding depreciation and amortization)	39,958	4,246	11,194	(1,015)	54,383
Depreciation and amortization	10,757	1,331	3,793	—	15,881
Operating income/(loss)	9,682	1,392	3,145	(1,514)	12,705
Interest expense	(259)	(56)	(3)	(8,714)	(9,032)
Other (expense)/income, net	(18)	—	2	—	(16)
Earnings from continuing operations before provision for income taxes	9,405	1,336	3,144	(10,228)	3,657
Total assets	465,646	56,613	212,589	35,639	770,487
Capital expenditures, net of stimulus grant reimbursements	33,672	588	3,174	—	37,434

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the six months ended December 31, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$103,568	$15,307	$19,206	—	$138,081
Intersegment revenue	(1,608)	(1,261)	—	—	(2,869)

Revenue from external customers	101,960	14,046	19,206	—	135,212

Gross profit (revenue less operating costs excluding depreciation and amortization)	75,218	8,223	18,859	(2,030)	100,270
Depreciation and amortization	19,315	2,683	5,691	—	27,689
Operating income/(loss)	17,936	2,724	5,327	(4,618)	21,369
Interest expense	(520)	(115)	(5)	(14,649)	(15,289)
Other (expense)/income, net	(18)	—	4	(163)	(177)
Earnings from continuing operations before provision for income taxes	17,398	2,609	5,326	(19,430)	5,903
Capital expenditures, net of stimulus grant reimbursements	52,776	1,026	4,779	—	58,581

(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 30, 2011, the Company completed a rollup of certain legal subsidiaries into Zayo Group, LLC. The rollup included the merger of the following legal subsidiaries into Zayo Group, LLC: (i) Zayo Bandwidth, LLC; (ii) Zayo Fiber Solutions, LLC; (iii) Zayo Bandwidth Tennessee, LLC; and (iv) Adesta Communications, Inc. In connection with the rollup, the assets, liabilities and operating results of these legacy subsidiaries were consolidated with and into the Zayo Group, LLC entity. Prior to the rollup, Zayo Group, LLC did not have significant independent assets or operations. Subsequent to the rollup, Zayo Colocation, Inc. (and its subsidiaries), American Fiber Systems Holding Corp (and its subsidiary American Fiber Systems, Inc.), and Zayo Capital, Inc. remain the only wholly owned legal subsidiaries of the Company.

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

The operating activities of the separate legal entities included in the Company’s condensed consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group, LLC and Zayo Colocation, Inc. provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

December 31, 2011

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$25,066	$795	$—	$25,861
Trade receivables, net	22,708	3,086	—	25,794
Due from related-parties	1,212	—	(103)	1,109
Prepaid expenses	6,857	1,018	—	7,875
Deferred income taxes	4,691	—	—	4,691
Other assets, current	1,194	15	—	1,209

Total current assets	61,728	4,914	(103)	66,539

Property and equipment, net	685,236	34,029	—	719,265
Intangible assets, net	118,053	22,477	—	140,530
Goodwill	111,186	6,638	—	117,824
Debt issuance costs, net	19,147	—	—	19,147
Investment in US Carrier	15,075	—	—	15,075
Deferred tax asset, non-current	130,682	—	—	130,682
Other assets, non-current	7,471	692	—	8,163
Investment in subsidiary	60,361	—	(60,361)	—

Total assets	$1,208,939	$68,750	$(60,464)	$1,217,225

Liabilities and member’s equity:
Current liabilities
Accounts payable	$14,489	$1,894	$—	$16,383
Accrued liabilities	31,586	3,414	—	35,000
Accrued interest	10,982	—	—	10,982
Capital lease obligations, current	1,081	132	—	1,213
Due to related-parties	15,541	103	(103)	15,541
Deferred revenue, current	20,865	449	—	21,314
Current portion of long-term debt	7,503	—	—	7,503

Total current liabilities	102,047	5,992	(103)	107,936

Capital lease obligations, non-current	10,006	—	—	10,006
Long-term debt, non-current	682,704	—	—	682,704
Deferred revenue, non-current	122,708	1,202	—	123,910
Stock-based compensation liability	48,501	1,195	—	49,696
Deferred tax liability	—	—	—	—
Other long term liabilities	5,007	—	—	5,007

Total liabilities	970,973	8,389	(103)	979,259

Member’s equity:
Member’s interest	258,137	46,199	(60,361)	243,975
(Accumulated deficit)/retained earnings	(20,171)	14,162	—	(6,009)

Total member’s equity	237,966	60,361	(60,361)	237,966

Total liabilities and member’s equity	$1,208,939	$68,750	$(60,464)	$1,217,225

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2011

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940

Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	83,796	24	—	83,820
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	45,594	—	(45,594)	—

Total assets	$784,686	$52,164	$(47,589)	$789,261

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligations, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272

Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	8,322	—	—	8,322
Other long term liabilities	2,724	—	—	2,724

Total liabilities	547,342	6,569	(1,995)	551,916

Member’s equity:
Member’s interest	255,572	35,455	(45,594)	245,433
(Accumulated deficit)/retained earnings	(18,228)	10,140	—	(8,088)

Total member’s equity	237,344	45,595	(45,594)	237,345

Total liabilities and member’s equity	$784,686	$52,164	$(47,589)	$789,261

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Three months ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$79,815	$10,154	$(995)	$88,974

Operating costs and expenses
Operating costs, excluding depreciation and amortization	15,480	4,214	(419)	19,275
Selling, general and administrative expenses	24,809	1,826	(576)	26,059
Stock-based compensation	9,952	420	—	10,372
Depreciation and amortization	18,438	1,382	—	19,820

Total operating costs and expenses	68,679	7,842	(995)	75,526

Operating income	11,136	2,312	—	13,448

Other expense
Interest expense	(11,451)	(53)	—	(11,504)
Other expense	(19)	—	—	(19)

Total other expense, net	(11,470)	(53)	—	(11,523)

Earnings from continuing operations before income taxes	(334)	2,259	—	1,925

Provision for income taxes	2,994	—	—	2,994

(Loss)/earnings from continuing operations	(3,328)	2,259	—	(1,069)

Earnings from discontinued operations, net of income taxes	—	—	—	—

Net (loss)/earnings	$(3,328)	$2,259	$—	$(1,069)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Six months ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$149,589	$19,823	$(1,995)	$167,417

Operating costs and expenses
Operating costs, excluding depreciation and amortization	29,361	8,947	(883)	37,425
Selling, general and administrative expenses	46,354	3,413	(1,112)	48,655
Stock-based compensation	13,498	579	—	14,077
Depreciation and amortization	34,128	2,754	—	36,882

Total operating costs and expenses	123,341	15,693	(1,995)	137,039

Operating income	26,248	4,130	—	30,378

Other expense
Interest expense	(20,565)	(107)	—	(20,672)
Other expense, net	(29)	—	—	(29)

Total other expense, net	(20,594)	(107)	—	(20,701)

Earnings from continuing operations before income taxes	5,654	4,023	—	9,677

Provision for income taxes	7,598	—	—	7,598

(Loss)/earnings from continuing operations	(1,944)	4,023	—	2,079

Earnings from discontinued operations, net of income taxes	—	—	—	—

Net (loss)/earnings	$(1,944)	$4,023	$—	$2,079

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Three months ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$66,009	$7,744	$(1,466)	$72,287

Operating costs and expenses
Operating costs, excluding depreciation and amortization	14,857	3,498	(451)	17,904
Selling, general and administrative expenses	23,057	1,535	(654)	23,938
Stock-based compensation	1,871	(12)	—	1,859
Depreciation and amortization	14,550	1,331	—	15,881

Total operating costs and expenses	54,335	6,352	(1,105)	59,582

Operating income	11,674	1,392	(361)	12,705

Other expense
Interest expense	(8,976)	(56)	—	(9,032)
Other expense, net	(16)	—	—	(16)

Total other expense, net	(8,992)	(56)	—	(9,048)

Earnings from continuing operations before income taxes	2,682	1,336	(361)	3,657

Provision for income taxes	2,094	—	—	2,094

Earnings from continuing operations	588	1,336	(361)	1,563

Earnings from discontinued operations, net of income taxes	317	—	—	317

Net earnings/(loss)	$905	$1,336	$(361)	$1,880

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Six months ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$122,774	$15,307	$(2,869)	$135,212

Operating costs and expenses
Operating costs, excluding depreciation and amortization	28,696	7,085	(839)	34,942
Selling, general and administrative expenses	42,721	2,783	(1,282)	44,222
Stock-based compensation	6,958	32	—	6,990
Depreciation and amortization	25,006	2,683	—	27,689

Total operating costs and expenses	103,381	12,583	(2,121)	113,843

Operating income	19,393	2,724	(748)	21,369

Other expense
Interest expense	(15,174)	(115)	—	(15,289)
Other expense, net	(177)	—	—	(177)

Total other expense, net	(15,351)	(115)	—	(15,466)

Earnings from continuing operations before income taxes	4,042	2,609	(748)	5,903

Provision for income taxes	4,893	—	—	4,893

Earnings from continuing operations	(851)	2,609	(748)	1,010

Earnings from discontinued operations, net of income taxes	597	—	—	597

Net (loss)/earnings	$(254)	$2,609	$(748)	$1,607

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Cash Flows

Six months ended December 31, 2011

	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$50,121	$7,188	$57,309

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(57,831)	(2,188)	(60,019)
Acquisitions, net of cash acquired	(333,498)	—	(333,498)

Net cash used in investing activities	(391,329)	(2,188)	(393,517)

Cash flows from financing activities:
Equity contributions	100	—	100
Return of capital	(46)	—	(46)
Principal repayments on capital lease obligations	(497)	—	(497)
Advance from CII	10,951	—	10,951
Dividend received/(paid)	5,000	(5,000)	—
Proceeds from borrowings	335,550	—	335,550
Changes in restricted cash	(361)	—	(361)
Deferred financing costs	(9,022)	—	(9,022)

Net cash provided/(used) by financing activities	341,675	(5,000)	336,675

Net (decrease)/increase in cash and cash equivalents	467	—	467
Cash and cash equivalents, beginning of period	24,213	1,181	25,394

Cash and cash equivalents, end of period	$24,680	$1,181	$25,861

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Cash Flows

Six months ended December 31, 2010

	September 30,	September 30,	September 30,
		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$32,274	$4,999	$37,273

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(57,555)	(1,026)	(58,581)
Acquisitions, net of cash acquired	(183,666)	—	(183,666)

Net cash used in investing activities	(241,221)	(1,026)	(242,247)

Cash flows from financing activities:
Equity contributions	35,500	—	35,500
Principal repayments on capital lease obligations	(1,034)	—	(1,034)
Dividend received/(paid)	3,000	(3,000)	—
Proceeds from borrowings	103,000	—	103,000
Change in restricted cash	788	—	788
Deferred financing costs	(4,044)	—	(4,044)

Net cash provided by financing activities	137,210	(3,000)	134,210

Cash flows from discontinued operations:
Operating activities	1,782	—	1,782
Investing activities	(314)	—	(314)

Net cash provided by discontinued operations	1,468	—	1,468

Net increase in cash and cash equivalents	(70,269)	973	(69,296)
Cash and cash equivalents, beginning of period	84,967	2,897	87,864
Increase in cash and cash equivalents of discontinued operations	27	—	27

Cash and cash equivalents, end of period	$14,725	$3,870	$18,595

(18) SUBSEQUENT EVENTS

On January 1, 2012, management, on behalf of CII granted to certain employees and directors 65,780,000 common units. In connection with the granting of the common units, CII established a sixth class of common units – Class F. The Class F common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $95,000 in proceeds.

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

Overview

Introduction

We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense regional, metropolitan and national fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which are usually three to five years in length (and typically five to ten years for fiber-to-the-tower services). Our dark-fiber contracts are generally longer term in nature, up to 20 years and in a few cases longer. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.

Our fiber networks span approximately 45,423 route miles and 2,010,932 fiber miles, serve 164 geographic markets in the United States, and connect to over 5,194 buildings, including approximately 2,260 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee.

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

Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our regional, metropolitan and national fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, and Ethernet services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carrier (“IXCs”), Rural Local Exchange Carrier (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers), media and content companies (including cable and satellite video providers), and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area and in facilities located in Las Vegas, Nevada; Los Angeles, California and Nashville, Tennessee. As a result of the restructuring of our business units, in January 2011, zColo was transferred five facilities from ZEN and ZB located in Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; and Memphis, Tennessee. In July 2011, zColo was transferred an additional colocation facility from ZB which is located in Pittsburgh, Pennsylvania. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of December 31, 2011 and June 30, 2011 the zColo unit managed 94,175 (inclusive of the units acquired from MarquisNet on December 31, 2011) and 72,927 square feet of billable colocation space, respectively.

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

•

In September 2011, we signed, as a sub-recipient, an agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. Our portion of the project involves the construction of nearly 366 fiber miles in the Western Ohio region. Per the terms of our sub-recipient agreement, we will match up to 30 percent of total costs of constructing the 366 fiber miles up to a maximum contribution of $3.1 million. We estimate the total costs (before reimbursements) of constructing these 366 fiber miles to be approximately $10.4 million.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 18 acquisitions and asset purchases for an aggregate purchase consideration (including assumed debt) of $891.5 million (after deducting our acquisition cost for OVS and ZEN, two business units operated by our affiliate Onvoy, which we spun-off on March 11, 2010 and April 1, 2011, respectively).

Acquisition of 360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase price of approximately $318.0 million, net of approximately $1.0 million in cash acquired and net of an assumed working capital deficiency of approximately $26.0 million. Included in the $318.0 million purchase price was VoIP 360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective January 1, 2011, we spun-off our voice operations to Holdings in order to maintain focus on our Bandwidth Infrastructure business. Concurrently with the close of the 360networks acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities which were contributed to Holdings to be $11.7 million.

The acquired 360networks business operates approximately 19,879 route miles of intercity and metro fiber network across 22 states and British Columbia. 360networks’ intercity network interconnects over 70 markets across the central and western United States, including 23 of our fiber markets and a number of new markets such as Albuquerque, Bismarck, Des Moines, San Francisco, San Diego and Tucson. In addition to its intercity network, 360networks operates over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California; and Salt Lake City, Utah.

The results of the legacy 360networks business are included in the operating results of the ZB and ZFS business units beginning December 1, 2011.

Acquisition of Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, we entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time our zColo business unit acquired substantially all of the net assets of MarquisNet for a purchase price of $15.5 million, subject to post-closing adjustments. The acquisition was funded with a draw on our revolving line-of-credit.

The acquired MarquisNet business operates a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada. With this acquisition, our zColo business unit operates twelve interconnect-focused colocation facilities.

The net assets of the acquired MarquisNet business are included in our condensed consolidated balance sheet as of December 31, 2011 however the operating results of the acquired business are not included in our condensed consolidated statement of operations during the three and six months ended December 31, 2011 or 2010.

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

Merger with American Fiber Systems Holding Corporation

On October 1, 2010, we completed a merger with AFS, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110.0 million in cash and a $4.5 million non-interest bearing promissory note due in October 2012 for all of the interest in AFS. We calculated the fair value of the promissory note to be $4.1 million resulting in an aggregate purchase price of $114.1 million. The AFS merger was effected through a merger between AFS and a special purpose vehicle created for the AFS merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier Telecom Holdings, LLC, held by AFS Inc. for which we estimated the fair value to be $15.1 million. AFS is a provider of bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada; and Salt Lake City, Utah. AFS owns and operates approximately 1,251 route miles (about 1,000 of which are incremental to our existing footprint) and approximately 172,415 fiber miles of fiber networks and has over 600 incremental on-net buildings in these markets.

The results of the legacy AFS business are included in the operating results of the ZB and ZFS business units beginning on the first day of the three month period ended December 31, 2010.

Acquisition of Dolphini Assets

On September 20, 2010, our zColo business unit acquired certain colocation assets in Nashville, Tennessee from Dolphini Corporation for a cash purchase price of $0.2 million.

Spin-Off of Business Units

As discussed in the Overview – Our Business Units section, above, effective April 1, 2011, we spun-off our ZEN business unit to Holdings. During the three and six months ended December 31, 2010, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. Prior to the spin-off, transactions with the ZEN business unit were eliminated in consolidation. Subsequent to the spin-off transactions with ZEN are reflected within our results of operations.

All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.

Substantial Capital Expenditures

During the six months ended December 31, 2011 and 2010, we invested $60.0 million (net of stimulus grant reimbursements) and $58.6 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Substantial Indebtedness

We had total indebtedness (excluding capital leases) of $690.2 million and $354.4 million as of December 31, 2011 and June 30, 2011, respectively. Our indebtedness as of June 30, 2011 principally included our $350.0 million of Senior Secured Notes (“Notes”), the net proceeds from which were used to fund our acquisitions and for other working capital purposes. The nominal interest rate on our Notes is fixed at 10.25 percent. Our indebtedness as of December 31, 2011 also includes a $315.0 million term loan (the “Term Loan”) which was entered into on December 1, 2011 in order to fund the 360networks acquisition. The interest rate on the Term Loan is floating and was 7.0 percent as of December 31, 2011. During the three months ended December 31, 2011, we also made a $30.0 million draw on our revolving credit facility in order to fund the acquisition of MarquisNet and pay certain short term liabilities assumed in the 360networks acquisition. The interest rate on the revolving credit facility is floating and was 3.75 percent as of December 31, 2011.

As a result of the growth of our business from the acquisitions, discussed above, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

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

Recurring transport costs are the largest component of our operating costs and primarily include monthly service charges from telecommunication carriers related to the circuits and dark fiber utilized by us to interconnect our customers. While increases in demand will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Transport costs include the upfront cost of the initial installation of such circuits.

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

Results of Operations

	Three months ended December 31,				Six months ended December 31,
Statement of Operations Data	2011		2010		2011		2010
	(amounts in thousands)				(amounts in thousands)
Revenue:
Zayo Bandwidth	$64,472	72%	$54,624	76%	$121,015	72%	$103,568	77%
Zayo Fiber Solutions	15,343	17	11,385	16	28,574	17	19,206	14
zColo	10,154	11	7,744	11	19,823	12	15,307	11
Intercompany eliminations	(995)	(1)	(1,466)	(2)	(1,995)	(1)	(2,869)	(2)

Total Revenue	88,974	100%	72,287	100%	167,417	100%	135,212	100%

Costs and expenses
Operating costs, excluding depreciation and amortization	19,275	22%	17,904	25%	37,425	22%	34,942	26%
Selling, general and administrative expenses	26,059	29	23,938	33	48,655	29%	44,222	33%
Stock based compensation	10,372	12	1,859	3	14,077	8%	6,990	5%
Depreciation and amortization	19,820	22	15,881	22	36,882	22%	27,689	20%

Total operating costs and expenses	75,526	85%	59,582	82%	137,039	82%	113,843	84%

Operating income	13,448	15	12,705	18	30,378	18	21,369	16

Interest expense	(11,504)	(13)	(9,032)	(12)	(20,672)	(12)	(15,289)	(11)
Other income/(expense)	(19)	—	(16)	—	(29)	—	(177)	—

Earnings from continuing operations before income taxes	1,925	2	3,657	5	9,677	6	5,903	4

Provision for income taxes	2,994	3	2,094	3	7,598	5	4,893	4

Net (loss)/earnings from continuing operations	(1,069)	(1%)	1,563	2%	2,079	1%	1,010	1%

EBITDA (add backs)
Interest expense	11,504		9,032		20,672		15,289
Provision for income taxes	2,994		2,094		7,598		4,893
Depreciation and amortization	19,820		15,881		36,882		27,689

EBITDA	33,249	37%	28,570	40%	67,231	40%	48,881	36%

Adjusted EBITDA (add backs)
Stock-based compensation	10,372		1,859		14,077		6,990
Transaction costs	1,479		683		1,809		842

Adjusted EBITDA	$45,100	51%	$31,112	43%	$83,117	50%	$56,713	42%

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenue

Our total revenue for the three months ended December 31, 2011 increased by $16.7 million, or 23%, from $72.3 million to $89.0 million during the three months ended December 31, 2010 and 2011, respectively. Revenue associated with the December 1, 2011 acquisition of 360networks accounted for approximately $7.0 million of the increased revenue. The remaining increase in revenue recognized during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 was a result of organic growth. As a result of internal sales efforts since December 31, 2010, we have entered into $482.0 million of gross new sales contracts, which will represent an additional $7.1 million in monthly revenue once installation on those contracts is accepted. Since December 31, 2010, we have received acceptance on gross installations that have resulted in additional monthly revenue of $6.5 million as of December 31, 2011, as compared to December 31, 2010. This increase in revenue related to our organic growth is partially offset by total customer churn of $4.1 million in monthly revenue since December 31, 2010.

The stratification of our revenue during the three months ended December 31, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31,
	2011		2010
	(in thousands)
Monthly Recurring Revenue	$82,663	93%	$69,518	96%
Amortization of deferred revenues	3,107	4	2,356	3
Other Revenue	3,204	3	413	1

Total	$88,974	100%	$72,287	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth operating segment increased by $9.8 million, or 18%, from $54.6 million to $64.5 million during the three months ended December 31, 2010 and 2011, respectively. This increase is a result of an additional $5.4 million in revenue recognized during the month of December 2011 as a result of the 360networks acquisition and organic growth. Partially offsetting this increase is a decrease resulting from Zayo Bandwidth transferring certain intra-building and colocation assets and the related customer revenues to the zColo segment on January 1, 2011 and July 1, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $4.0 million or 35% from $11.4 million to $15.3 million during the three months ended December 31, 2010 and 2011, respectively. This increase is a result of an additional $1.6 million in revenue recognized during the month of December 2011 as a result of the 360networks acquisition and organic growth.

zColo. Our revenues from our zColo segment increased by $2.4 million, or 31% from $7.7 million to $10.2 million during the three months ended December 31, 2010 and 2011, respectively. The increase is a result of revenues from intra-building and colocation services which were migrated from ZB to zColo subsequent to December 31, 2010 and organic growth. On January 1, 2011, the ZB unit transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo business unit. Effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $1.4 million, or 8%, from $17.9 million to $19.3 million during the three months ended December 31, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2010 and additional costs associated with the acquired 360networks business. The 8% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 23%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s revenue base and churned revenue due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e. on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the three months ended December 31, 2011 and 2010.

	September 30,	September 30,
	Three months ended December 31,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$10,780	$10,219
Network operating expenses	8,749	7,149
Other SG&A expenses	5,051	5,887
Transaction costs	1,479	683

Total SG&A expenses	$26,059	$23,938

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $0.6 million, or 6%, from $10.2 million to $10.8 million during the three months ended December 31, 2010 and 2011, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At December 31, 2011 we had 482 full time employees compared to 366 at December 31, 2010. A majority of the increase to our headcount occurred on December 1, 2011 as a result of hiring certain former employees of 360networks.

Network Operations Expenses. Network operations expenses increased by $1.6 million, or 22%, from $7.1 million to $8.7 million during the three months ended December 31, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as compared to revenues was consistent during the three months ended December 31, 2011 and 2010 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $0.8 million, or 14%, from $5.9 million to $5.1 million during the three months ended December 31, 2010 and 2011, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increases in other SG&A expenses associated with our acquisition of 360networks.

Stock-Based Compensation

Stock-based compensation expense increased by $8.5 million, or 458%, from $1.9 million to $10.4 million during the three months ended December 31, 2010 and 2011, respectively. The increase is primarily a result of an additional 3.4 million units vesting during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 and an increase to the estimated value of the common units. The increase in the estimated value of the common units is primarily a result of an increase during that period in the valuation of the Company based on expected synergies associated with our recent acquisitions and organic growth. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock compensation expense for the three months ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Estimated fair value as of
	2011		2010
	December 31	September 30	December 31	September 30
Class A	$0.94	$0.83	$0.58	$0.56
Class B	$0.71	$0.59	$0.33	$0.32
Class C	$0.62	$0.36	$0.03	$0.03
Class D	$0.53	$0.34	n/a	n/a
Class E	$0.45	$0.25	n/a	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $3.9 million, or 25%, from $15.9 million to $19.8 million during the three months ended December 31, 2010 and 2011, respectively. The increase is a result of the substantial increase to our property and equipment and intangible asset balance since December 31, 2010, principally from $99.5 million in capital expenditures since December 31, 2010 and the increase to our property and equipment and intangible balance due to the 360networks acquisition on December 1, 2011.

Interest Expense

Interest expense increased by $2.5 million, or 27%, from $9.0 million to $11.5 million during the three months ended December 31, 2010 and 2011, respectively. The increase is a result of our increased indebtedness during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. In connection with the 360networks acquisition, we entered into a $315.0 million Term Loan agreement on December 1, 2011 which accrued interest during the period at 7.0 percent. Additionally, during the quarter ended December 31, 2011, we borrowed an additional $30.0 million against our Revolver which accrued interest at 3.75%.

Provision for Income Taxes

Income tax expense increased during the period by $0.9 million from $2.1 million to $3.0 million during the three month periods ended December 31, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our earnings before income taxes.

	September 30,	September 30,
	For the three months ended December 31,
	2011	2010
Expected provision at statutory rate of 34%	$655	$1,243
Increase due to:
Non-deductible stock-based compensation	1,822	571
State income taxes, net of federal benefit	381	4
Transactions costs not deductible	91	232
Other, net	45	44

Provision for income taxes	$2,994	$2,094

The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year. As part of estimating the annual effective tax rate, the company is required to estimate the amount of non-deductible stock-based compensation the Company will incur in future periods. Due to changes is business and market conditions, it is difficult to forecast the value of the common units and the resulting impact on the non-deductible stock-based compensation expense during the year and as such the estimated annual effective tax rate can change in future interim periods.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Revenue

Our total revenue during the six months ended December 31, 2011 increased by $32.2 million, or 24%, from $135.2 million to $167.4 million during the six months ended December 31, 2010 and 2011, respectively. Revenue associated with the December 1, 2011 acquisition of 360networks accounted for approximately $7.0 million of the increased revenue. The remaining increase in revenue recognized during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 was a result of organic growth. As a result of internal sales efforts since December 31, 2010, we have entered into $482.0 million of gross new sales contracts, which will represent an additional $7.1 million in monthly revenue once installation on those contracts is accepted. Since December 31, 2010, we have received acceptance on gross installations that have resulted in additional monthly revenue of $6.5 million as of December 31, 2011, as compared to December 31, 2010. This increase in revenue related to our organic growth is partially offset by total customer churn of $4.1 million in monthly revenue since December 31, 2010.

The stratification of our revenue during the six months ended December 31, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	September 30,	September 30,	September 30,	September 30,
	Six months ended
	December 31,
	2011		2010
	(in thousands)
Monthly Recurring Revenue	$157,072	94%	$129,927	96%
Amortization of deferred revenues	5,688	3	4,093	3
Other Revenue	4,657	3	1,192	1

Total	$167,417	100%	$135,212	100%

Zayo Bandwidth. Our revenues from our Zayo Bandwidth operating segment increased by $17.4 million, or 17%, from $103.6 million to $121.0 million during the six months ended December 31, 2010 and 2011, respectively. This increase is a result of an additional $5.4 million in revenue recognized during the month of December 2011 as a result of the 360networks acquisition and organic growth. Partially offsetting this increase is a decrease resulting from Zayo Bandwidth transferring certain intra-building and colocation assets and the related customer revenues to the zColo segment on January 1, 2011 and July 1, 2011.

Zayo Fiber Solutions. Our revenues from our Zayo Fiber Solutions operating segment increased by $9.4 million or 49% from $19.2 million to $28.6 million during the six months ended December 31, 2010 and 2011, respectively. This increase is a result of an additional $1.6 million in revenue recognized during the month of December 2011 from our acquisition of 360networks and organic growth.

zColo. Our revenues from our zColo segment increased by $4.5 million, or 30% from $15.3 million to $19.8 million during the six months ended December 31, 2010 and 2011, respectively. The increase is a result of revenues from intra-building and colocation services which were migrated from ZB to zColo subsequent to December 31, 2010 and organic growth. On January 1, 2011, the ZB unit transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo business unit. Effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $2.5 million, or 7%, from $34.9 million to $37.4 million during the six months ended December 31, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2010 and additional costs associated with the acquired 360networks business. The 7% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 24%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s revenue base and churned revenue due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e. on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the six months ended December 31, 2011 and 2010.

	September 30,	September 30,
	Six months ended December 31,
	2011	2010
	(In thousands)
Compensation and benefits expenses	$21,222	$19,367
Network operating expenses	15,826	12,977
Other SG&A expenses	9,798	11,036
Transaction costs	1,809	842

Total SG&A expenses	$48,655	$44,222

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $1.9 million, or 10%, from $19.4 million to $21.2 million during the six months ended December 31, 2010 and 2011, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At December 31, 2011 we had 482 full time employees compared to 366 at December 31, 2010. A majority of the increase to our headcount occurred on December 1, 2011 as a result of hiring certain former employees of 360networks.

Network Operations Expenses. Network operations expenses increased by $2.8 million, or 22%, from $13.0 million to $15.8 million during the six months ended December 31, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as compared to revenues was consistent during the three months ended December 31, 2011 and 2010 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $1.2 million, or 11%, from $11.0 million to $9.8 million during the six months ended December 31, 2010 and 2011, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increases in other SG&A expenses associated with our acquisition of 360networks.

Stock-Based Compensation

Stock-based compensation expense increased by $7.1 million, or 101%, from $7.0 million to $14.1 million during the six months ended December 31, 2010 and 2011, respectively. The increase is primarily a result of an additional 6.8 million units vesting during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 and an increase to the estimated value of the common units. The increase in the estimated value of the common units is primarily a result of an increase during that period in the valuation of the Company based on expected synergies associated with our recent acquisitions and organic growth. The following table reflects the estimated fair value of the common units during the relevant periods impacting stock compensation expense for the six months ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Estimated fair value as of
	2011		2010
	December 31	June 30	December 31	June 30
Class A	$0.94	$0.81	$0.58	$0.49
Class B	$0.71	$0.58	$0.33	$0.28
Class C	$0.62	$0.33	$0.03	$0.03
Class D	$0.53	$0.31	n/a	n/a
Class E	$0.45	$0.23	n/a	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $9.2 million, or 33%, from $27.7 million to $36.9 million during the six months ended December 31, 2010 and 2011, respectively. The increase is a result of the substantial increase to our property and equipment and intangible asset balance since December 31, 2010, principally from $99.5 million in capital expenditures since December 31, 2010 and the increase to our property and equipment and intangible balance due to the 360networks acquisition on December 1, 2011.

Interest Expense

Interest expense increased by $5.4 million, or 35%, from $15.3 million to $20.7 million during the six months ended December 31, 2010 and 2011, respectively. The increase is a result of our increased indebtedness during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. In connection with the 360networks acquisition, we entered into a $315.0 million Term Loan agreement on December 1, 2011 which accrued interest during the period at 7.0 percent. During the quarter ended December 31, 2011, we borrowed an additional $30.0 million against our Revolver which accrued interest at 3.75%. Additionally, on September 14, 2010 we issued an additional $100.0 million in Notes, as such, the interest expense associated with these Notes is only reflected in a portion of the six month period ended December 31, 2010.

Provision for Income Taxes

Income tax expense increased during the period by $0.9 million from $4.9 million to $5.8 million during the six month periods ended December 31, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes.

The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	September 30,	September 30,
	For the six months ended December 31,
	2011	2010
Expected provision at statutory rate of 34%	$3,291	$2,007
Increase due to:
Non-deductible stock-based compensation	3,081	2,316
State income taxes, net of federal benefit	967	228
Transactions costs not deductible	203	286
Other, net	56	57

Provision for income taxes	$7,598	$4,893

The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year. As part of estimating the annual effective tax rate, the company is required to estimate the amount of non-deductible stock-based compensation the Company will incur in future periods. Due to changes is business and market conditions, it is difficult to forecast the value of the common units and the resulting impact on the non-deductible stock-based compensation expense during the year and as such the estimated annual effective tax rate can change in future interim periods.

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

We also monitor EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio which utilizes EBITDA. We must not exceed a consolidated secured leverage ratio (secured debt to annualized EBITDA), as determined under the Credit Agreements, of 4.5x the last quarter’s annualized EBITDA. Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from earnings/(loss) from continuing operations to Adjusted EBITDA is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$12.8	$2.3	$4.0	$(20.1)	$(1.1)
Interest expense	0.2	—	—	11.2	11.5
Income tax expense	—	—	—	3.0	3.0
Depreciation and amortization expense	13.4	1.4	5.0	—	19.8

EBITDA	26.4	3.7	9.0	(5.9)	33.2
Transaction costs	1.1	0.2	0.2	—	1.5
Stock-based compensation	3.2	0.4	0.8	5.9	10.4

Adjusted EBITDA	$30.7	$4.3	$10.1	$—	$45.1

	September 30,	September 30,	September 30,	September 30,	September 30,
	Six months ended December 31, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$25.6	$4.0	$8.1	$(35.7)	$2.1
Interest expense	0.4	0.1	—	20.1	20.7
Income tax expense	—	—	—	7.6	7.6
Depreciation and amortization expense	25.1	2.8	9.0	—	36.9

EBITDA	51.1	6.9	17.1	(8.0)	67.3
Transaction costs	1.3	0.2	0.3	—	1.8
Stock-based compensation	4.4	0.6	1.1	8.0	14.1

Adjusted EBITDA	$56.9	$7.7	$18.5	$—	$83.1

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2010
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$9.4	$1.3	$3.1	$(12.3)	$1.6
Interest expense	0.2	0.1	—	8.6	9.0
Income tax expense	—	—	—	2.1	2.1
Depreciation and amortization expense	10.8	1.3	3.8	—	15.9

EBITDA	20.4	2.7	6.9	(1.6)	28.6
Transaction costs	0.5	0.1	0.1	—	0.7
Stock-based compensation	0.7	—	0.2	1.1	1.9

Adjusted EBITDA	$21.7	$2.8	$7.2	$(0.5)	$31.1

	September 30,	September 30,	September 30,	September 30,	September 30,
	Six months ended December 31, 2010
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$17.4	$2.6	$5.3	$(24.3)	$1.0
Interest expense	0.5	0.1	—	14.6	15.3
Income tax expense	—	—	—	4.9	4.9
Depreciation and amortization expense	19.3	2.7	5.7	—	27.7

EBITDA	37.2	5.4	11.0	(4.8)	48.8
Transaction costs	0.6	0.1	0.2	—	0.8
Stock-based compensation	2.8	—	0.5	3.7	7.0

Adjusted EBITDA	$40.6	$5.5	$11.7	$(1.1)	$56.7

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

We have financial covenants under the agreements governing our revolving credit facility and the term loan that, under certain circumstances, restrict our ability to incur additional indebtedness. Among other limitations, the financial covenants contained in these credit agreements prohibit us from maintaining total secured indebtedness of more than 4.5x our previous quarter’s annualized EBITDA. In addition, the indenture governing our Notes limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indenture governing the Notes) to a pro-forma secured debt ratio of 3.5 times our previous quarter’s annualized EBITDA and limits our incurrence of additional indebtedness to a total indebtedness ratio of 4.25 times our previous quarter’s annualized EBITDA.

As of December 31, 2011, we had $25.9 million in cash and cash equivalents. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Working capital (current assets less current liabilities) at December 31, 2011 was a deficit of $42.4 million. Although we have a working capital deficit as of December 31, 2011, a large portion of the deficit is a result of the current portion of our deferred revenue balance of $21.3 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2011 current deferred revenue balance. As of December 31, 2011, we had $63.6 million available under our revolving credit facility, which can be used to satisfy any short-term obligations.

Our net capital expenditures increased by $1.4 million, or 2%, during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, from $58.6 million to $60.0 million (net of stimulus grants), respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our increased customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. Over the next fiscal year, we expect that the level of our investment will be closely correlated to the amount of Adjusted EBITDA we generate. Adjusted EBITDA is a performance, rather than cash flow measure. Correlating our capital expenditures to our Adjusted EBITDA does not imply that we will be able to fund such capital expenditures solely with cash from operations. We expect to fund such capital expenditures with cash from operations, available borrowings under our revolving credit facility, and available cash on hand. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As a result, the amount we invest in such capital expenditures will generally be based on contracts that are executed and may at times be above or below our actual adjusted EBITDA generation.

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

The following table sets forth components of our cash flow for the six months ended December 31, 2011 and 2010.

	September 30,	September 30,
	Six months ended December 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$57,309	$37,273
Net cash used in investing activities	(393,517)	(242,247)
Net cash provided by financing activities	336,675	134,210

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $20.0 million, or 54%, from $37.3 million to $57.3 million during the six months ended December 31, 2010 and 2011, respectively. Net cash flows from operating activities during the six months ended December 31, 2011 represents our net earnings from continuing operations of $2.1 million, plus the add back to our net earnings of non-cash items deducted in the determination of net earnings, principally depreciation and amortization of $36.9 million, the deferred tax provision of $6.6 million and non-cash stock-based compensation expense of $14.1 million, plus the change in working capital components.

Net cash flows from operating activities during the six months ended December 31, 2010 represents our net earnings from continuing operations of $1.0 million, plus the add back to our net earnings of non-cash items deducted in the determination of net income, principally depreciation and amortization of $27.7 million, the deferred tax provision of $4.9 million and non-cash stock-based compensation expense of $7.0 million plus the change in working capital components.

The increase in net cash flows from operating activities during the six months ended December 31, 2011 as compared to December 31, 2010 is primarily a result of synergies realized from our acquisition of AGL and merger with AFS, additional earnings resulting from our December 1, 2011 acquisition of 360networks and organic growth. Offsetting the increase to cash flows from operating activities during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 were net cash outflows during the fiscal 2012 period of $17.8 million related to payments made against the net working capital deficiency acquired in the 360networks acquisition.

Cash Flows Used for Investing Activities

We used cash in investing activities of $393.5 million and $242.2 million during the six months ended December 31, 2011 and 2010, respectively. During the six months ended December 31, 2011, our principal uses of cash for investing activities were $318.0 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet and $60.0 million in additions to property and equipment, net of stimulus grant reimbursements.

During the six months ended December 31, 2010, our principal uses of cash for investing activities were $73.7 million for the purchase of AGL Networks, $110.0 million for the merger with AFS and $58.6 million for additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by financing activities was $336.7 million and $134.2 million during the six months ended December 31, 2011 and 2010, respectively. Our cash flows from financing activities during the six months ended December 31, 2011 comprise $335.6 million from the proceeds from long-term borrowings, $0.1 million in equity contributions from Holdings and a $10.9 million advance from CII. This cash inflow was partially offset by $9.0 million in debt issuance costs, $0.4 million in transfers of cash to restricted cash accounts and $0.5 million in principal payments on capital leases during the period.

Our cash flows from financing activities during the six months ended December 31, 2010 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering, $35.5 million in equity contributions from CII, and $0.8 million in transfers of cash from restricted cash accounts. These cash inflows were partially offset by $4.0 million in deferred financing costs and $1.0 million in principal payments on capital leases during the period.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2011. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Fiscal 2012 (6 months)	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter
	(in thousands)
Long-term debt (principal and interest)	$1,002,691	$31,212	$153,059	$120,827	$697,593
Operating leases	197,748	14,268	49,849	41,372	92,259
Purchase obligations	35,374	34,754	620	—	—
Capital leases (principal and interest)	15,381	1,064	3,669	3,350	7,298

Total	$1,251,194	$81,298	$207,197	$165,549	$797,150

The Company’s purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures. These purchase commitments exclude commitments related to stimulus projects in which the Company will be reimbursed for such expenditures.

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

New Accounting Pronouncements

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Current GAAP requires an entity to perform a two-step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step goodwill impairment evaluation. We are considering the early adoption of this new guidance in fiscal 2012 and do not believe the adoption would have a material impact on our consolidated results of operations or financial condition.

We have reviewed all other new accounting pronouncements and believe they will not have a material impact on our consolidated results of operations, financial condition, or financial disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time.

As of December 31, 2011, we had outstanding approximately $350.1 million of Notes, approximately $305.7 million in outstanding term loans, approximately $11.2 million of capital lease obligations, and $63.6 million available for borrowing under our $100.0 million revolving credit facility. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the estimated fair value of our Notes as of December 31, 2011 was $371.0 million compared to the carrying value of $350.1 million.

Our Notes accrue interest against the $350.0 million face value at a fixed rate of 10.25 percent. Both our revolving credit facility and our term loans accrue interest at floating rates subject to certain conditions. As of December 31, 2011, the interest rate on our revolving credit facility was 3.75 percent and the rate on our term loans was 7.0 percent. A hypothetical increase in the applicable interest rate on our credit facility and term loan of one percentage point would increase our annual interest expense by approximately $3.5 million. A decline or increase in interest rates in the future will not impact us with respect to our fixed rate Notes due to the terms and conditions of the indentures relating to those Notes that would require us to repurchase the Notes at specified premiums if redeemed early. Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates.

We are exposed to the risk of changes in interest rates if it is necessary to acquire additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We do not have any material foreign currency or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of December 31, 2011 and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In December 2011, a lawsuit was filed by Idacorp, Inc. (“Idacorp”) against American Fiber Systems, Inc. (“AFS”) in the United States District Court for the District of Idaho. On October 1, 2010, we completed a merger with American Fiber Systems Holdings Corporation, the parent company of AFS. On October 12, 2006, Idacorp and AFS entered into a stock purchase agreement under which Idacorp, Inc. agreed to sell to AFS 100 percent of the equity interest in Idacomm, a provider of telecommunications services and commercial Internet services in Idaho and Nevada, for a purchase price of $10.0 million subject to certain post close adjustments. Per the terms of the stock purchase agreement there was a holdback clause which allowed AFS to hold back $2.0 million of the purchase price to satisfy certain indemnification claims. The holdback was established in 2006 as both Idacorp and AFS were aware of a potential indemnification claim which could be imposed by the City of Las Vegas which would require certain aerial fibers owned by Idacomm to be relocated to underground locations in the Las Vegas, Nevada area. In 2009 (and then again in 2010), AFS notified Idacorp of indemnification claims against the holdback related to the City of Las Vegas’s “Project Clear Skies” and other matters. Project Clear Skies is a plan for relocating aerial utilities to underground locations in the Las Vegas area. As the indemnification claims are valid and were received within the holdback period, we does not believe the lawsuit filed by Idacorp has merit and as such has not accrued for the $2,000 holdback. As of December 31, 2011, no loss contingencies have been accrued for related to this lawsuit. We have an accrued liability of $2.8 million within other liabilities on our condensed consolidated balance sheet as of December 31, 2011 which represents the estimated cost associated with relocating the legacy Idacomm aerial fibers in the Las Vegas area to underground locations as would be required under the Project Clear Skies initiative.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 6.	EXHIBITS –

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among 360Networks Corporation, 360Networks (Fiber Holdco) Ltd., 360Networks (Fiber Subco) LTD., and Zayo Group, LLC dated as of October 6, 2011 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Fourth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

4.2	Fifth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.1	Term Loan Agreement by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, SunTrust Bank, as Collateral Agent, Royal Bank of Canada as Administrative Agent, and RBC Capital Markets, Barclays Capital and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, RBC Capital Markets and Barclays Capital, as Joint Physical Bookrunners, SunTrust Robinson Humphrey, Inc., as Joint Bookrunning Manager, and Barclays Capital and SunTrust Bank, as Co-Syndication Agents, dated December 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.2	Third Amendment to Credit Agreement, dated as of November 17, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 18, 2011).

10.3	Fourth Amendment and Supplement to Credit Agreement, dated as of December 1, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.4	Asset Purchase Agreement by and among Mercury Marquis Holdings, LLC and Zayo Colocation, Inc. dated as of December 30, 2011.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

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

ZAYO GROUP, LLC

Date: February 14, 2012	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer