Form 10-Q/A
period 2011-12-31
Zayo Group LLC
filed 2012-02-27
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

ITEM 6. EXHIBITS

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A is being filed solely to file the exhibit 10.4 which was inadvertently omitted from the original filing. No other changes have been made to the Form 10-Q.

Exhibit No.	Description of Exhibit

10.4	Asset Purchase Agreement by and among Mercury Marquis Holdings, LLC and Zayo Colocation, Inc. dated as of December 30, 2011.

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date: February 27, 2012	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 27, 2012	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer