Form 10-K/A
period 2011-06-30
Zayo Group LLC
filed 2012-05-15
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169979

Zayo Group, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Centennial Parkway, Suite 200,

Louisville, CO 80027

(Address of Principal Executive Offices)

(303) 381-4683

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Zayo Group LLC (the “Company”) for the year ended June 30, 2011, as originally filed with the Securities and Exchange Commission (SEC) on September 9, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to correct an accounting error which impacted the Company’s consolidated balance sheets as of June 30, 2011 and 2010 and the consolidated statement of operations for the year ended June 30, 2010 which were included in the Original Filing. The error in the Original Filing resulted from an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). In addition, the Company has concluded that the error constitutes a material weakness in the Company’s internal control over financial reporting as of June 30, 2011 and that its disclosure and control procedures are ineffective at June 30, 2011. (See Item 9A Controls and Procedures). Further explanation regarding the changes to the Original Filing is set forth in Note 2 to the consolidated financial statements and in Item 9A Controls and Procedures contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1A – Risk Factors

•	Item 6 – Selected Financial Data

•	Item 7 – Management’s Discussion and Analysis of financial Condition and Results of Operations

•	Item 8 – Financial Statements and Supplementary Data

•	Item 9A – Controls and Procedures

•	Item 15 – Exhibits and Financial Statement Schedules

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Financial information for each of our business units is contained in Note 18 — Segment Reporting to our consolidated financial statements.

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

You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K/A. The risks described in this Annual Report are not the only ones we may face. There may be additional risks and uncertainties not currently known to us or that we may currently deem immaterial in addition to those outlined below, which could impair our financial position and results of operations. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

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

We have identified a material weaknesses in our internal controls over financial reporting, and our business may be adversely affected if we do not adequately address that weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We did not adequately implement certain controls to evaluate the amount to be recognized related to deferred income taxes associated with business combinations and we have therefore identified a material weakness in our internal controls over financial reporting as of June 30, 2011. The control deficiency resulted in an error in the purchase accounting associated with our acquisition of FiberNet (See Note 2 to the accompanying consolidated financial statements) and a restatement of our annual financial statement for the fiscal years ended June 30, 2011 and 2010, our interim financial statements for each period in fiscal 2011 and the interim financial statements for the first two quarters of the fiscal year ended June 30, 2012. The existence of this or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

	Year Ended June 30,
	2011	2010	2009	2008
	(in thousands)
		(Restated) (1)
Consolidated Statements of Operations Data:
Revenue	$287,235	$199,330	$125,339	$64,623

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	71,528	62,688	37,792	18,693
Selling, general and administrative expenses	89,846	65,911	51,493	30,342
Stock-based compensation	24,310	18,168	6,412	3,381
Depreciation and amortization	60,463	38,738	26,554	10,374

Total operating costs and expenses	246,147	185,505	122,251	62,790

Operating income	41,088	13,825	3,088	1,833

Other income (expense):
Interest expense	(33,414)	(18,692)	(15,245)	(6,287)
Other (expense)/ income	(126)	1,526	234	351
Loss on extinguishment of debt	—	(5,881)	—	—

Total other expenses, net	(33,540)	(23,047)	(15,011)	(5,936)

Earnings/(loss) from continuing operations before income taxes	7,548	(9,222)	(11,923)	(4,103)
Provision/(benefit) for income taxes	12,542	4,823	(2,321)	(469)

Loss from continuing operations	(4,994)	(14,045)	(9,602)	(3,634)
Earnings from discontinued operations, net of income taxes	899	5,425	7,355	1,681

Net loss	$(4,095)	$(8,620)	$(2,247)	$(1,953)

	Zayo Group, LLC (Historical) Year Ended June 30,
	2011	2010	2009	2008
	(in thousands)
	(Restated)(1)	(Restated)(1)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$25,394	$87,864	$38,019	$4,390
Property and equipment, net	518,513	297,889	211,864	161,134
Total assets(1)	790,421	558,492	422,162	339,439
Long-term debt and capital lease obligations, including current portion	365,588	259,786	151,488	115,720
Total member’s equity(1)	228,264	204,055	212,963	177,671
Other Financial Data:
EBITDA(2), from continuing operations	$101,425	$48,208	$29,876	$12,558
Adjusted EBITDA(2), from continuing operations	126,600	73,556	37,007	15,939
Total capital expenditures, net of stimulus grants — continuing operations	112,524	58,751	61,614	22,729
Reconciliation of EBITDA and Adjusted EBITDA:
Loss from continuing operations(1)	$(4,994)	$(14,045)	$(9,602)	$(3,634)
Add back non-EBITDA items included in loss from continuing operations:
Depreciation and amortization	60,463	38,738	26,554	10,374
Interest expense (excluding loss on extinguishment of debt)	33,414	18,692	15,245	6,287
Provision/(benefit) for income taxes	12,542	4,823	(2,321)	(469)

EBITDA, from continuing operations	101,425	48,208	29,876	12,558

Stock-based compensation	24,310	18,168	6,412	3,381
Loss on extinguishment of debt	—	5,881	—	—
Transaction costs related to acquisitions	865	1,299	719	—

Adjusted EBITDA, from continuing operations	$126,600	$73,556	$37,007	$15,939

(1)

On May 7, 2012, we concluded that as a result of an error in accounting for a business combination that occurred during fiscal 2010, the Company’s annual financial statements for the fiscal years ended June 30, 2011 and 2010 should be restated. The restatement impacted the loss from continuing operations during fiscal 2010 and total assets and total member’s equity as of June 30, 2011 and 2010 as reflected on the Selected Financial Data, above. See Note 2 — Restatement - Fibernet Purchase Accounting of our Consolidated Financial Statements for additional information concerning the restatement.

(2)

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

Information contained in this Annual Report on Form 10-K/A (this “Report”), in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) in press releases and in presentations by us or our management that are not historical by nature constitute “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

On September 9, 2009, we completed our acquisition of all the outstanding shares of FiberNet Telecom Group, Inc.

We formed our zColo business unit from a portion of the legacy FiberNet business, and thus that business unit is only included in our Fiscal 2010 operating results for the period September 10, 2009 through June 30, 2010. The remaining portion of the legacy FiberNet business was added to our existing ZB business unit.

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

As of June 30, 2011, we have a cumulative NOL carryforward balance of $100.5 million. During the year ended June 30, 2011, we added $41.2 million to our NOL carryforward balance as a result of NOLs acquired from the AFS merger. These NOL’s, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2015 and ending in 2029. We utilized NOLs to offset income tax obligations in each of the years ended June 30, 2011, 2010 and 2009. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $12.5 million NOLs during Fiscal 2012; however to the extent that we do not utilize $12.5 million of NOLs during a fiscal year, the difference between the $12.5 maximum usage and the actual NOLs usage is carried over to the next calendar year. During the year ended June 30, 2011 we offset our taxable income with $11.0 million in NOLs. The deferred tax assets recognized at June 30, 2011 have been based on future profitability assumptions over a five-year horizon.

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

Goodwill and Purchased Intangibles

We perform an assessment of goodwill for impairment annually in April each year or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable business units identified in Note 18 — Segment Reporting, to our consolidated financial statements.

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

	Year ended June 30,
	2011	2010
	(In thousands)
		(Restated)
Expected provision at statutory rate of 34 percent	$2,566	$(3,126)
Increase/(benefit) due to:
Non-deductible stock-based compensation	7,824	6,177
State income taxes, net of federal benefit	1,564	786
Transaction costs not deductible	294	385
Other, net	294	601

Provision for income taxes	$12,542	$4,823

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

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2010 and 2009, respectively.

	Year Ended June 30
	2010	2009
	(in thousands)
	(Restated)
Interest expense	$(18,692)	$(15,245)
Interest income	10	186
Other income, net	1,516	48
Loss on extinguishment of debt	(5,881)	—

Total other expenses, net	$(23,047)	$(15,011)

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

Other Income. During the year ended June 30, 2010 the Company recognized a reduction in the price we originally paid for the Onvoy acquisition. We received $0.8 million from the Onvoy purchase escrow account during the period when such amount was released from escrow. In accordance with ASC 805-10, the Company recognized the release from escrow as other income as the release was outside of the one year acquisition accounting true-up period.

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

	Year ended June 30,
	2010	2009
	(In thousands)
	(Restated)
Expected provision at statutory rate of 34 percent	$(3,126)	$(4,053)
Increase/(benefit) due to:
Non-deductible stock-based compensation	6,177	2,158
State income taxes, net of federal benefit	786	(248)
Transaction costs not deductible	385	—
Other, net	601	(178)

Provision for income taxes	$4,823	$(2,321)

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. A reconciliation from net earnings from continuing operations to Adjusted EBITDA is as follows:

	Year ended June 30, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$37.2	$5.9	$10.8	$(58.9)	$(5.0)
Interest expense	1.0	0.2	—	32.2	33.4
Income tax expense	—	—	—	12.5	12.5
Depreciation and amortization expense	41.5	5.4	13.6	—	60.5

EBITDA	79.7	11.5	24.4	(14.2)	101.4
Transaction costs	0.6	0.1	0.2	—	0.9
Stock-based compensation	9.2	0.6	1.9	12.6	24.3

Adjusted EBITDA	$89.5	$12.2	$26.5	$(1.6)	$126.6

	Year ended June 30, 2010
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
				(Restated)	(Restated)
Earnings/(loss) from continuing operations	$26.6	$4.2	$—	$(44.9)	$(14.1)
Interest expense	1.1	0.2	—	17.4	18.7
Income tax expense	—	—	—	4.8	4.8
Depreciation and amortization expense	34.2	4.5	—	—	38.7

EBITDA	61.9	8.9	—	(22.7)	48.1
Transaction costs	1.1	—	—	0.2	1.3
Stock-based compensation	6.6	0.1	—	11.5	18.2
Loss on extinguishment of debt	—	—	—	5.9	5.9

Adjusted EBITDA	$69.6	$9.0	$—	$(5.1)	$73.6

	Year ended June 30, 2009
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$15.3	$—	$—	$(24.9)	$(9.6)
Interest expense	1.2	—	—	14.0	15.2
Income tax benefit	—	—	—	(2.3)	(2.3)
Depreciation and amortization expense	26.6	—	—	—	26.6

EBITDA	43.1	—	—	(13.2)	29.9
Transaction costs	0.7	—	—	—	0.7
Stock-based compensation	2.2	—	—	4.2	6.4

Adjusted EBITDA	$46.0	$—	$—	$(9.0)	$37.0

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

Net cash flows from operating activities during the year ended June 30, 2010 represents our loss from continuing operations of $14.0 million, plus the add back to our net earnings of non-cash items deducted in the determination of net income, principally depreciation and amortization of $38.7 million, the deferred tax provision of $5.4 million, non-cash stock-based compensation expense of $18.2 million and our loss on extinguishment of debt of $5.9 million, plus the change in working capital components.

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

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (principal and interest)	$559,286	$35,875	$76,250	$71,750	$375,411
Operating leases	178,799	23,353	40,511	33,876	81,059
Purchase obligations	22,822	22,202	620	—	—
Capital leases (principal and interest)	15,717	1,769	3,475	3,175	7,298

Total	$776,624	$83,199	$120,856	$108,801	$463,768

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

Restatement of Previously Issued Financial Statements

On May 15, 2012, the Company restated its consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows as of and for the year ended June 30, 2011 and 2010 as reflected in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. The restatement had a carryover impact on the consolidated balance sheets in each of the quarters subsequent to June 30, 2010 and as a result, the Company filed amendments to its Quarterly Reports for the quarters ended September, 30, 2011 and December 31, 2011 on May 15, 2012 on Forms 10-Q/A.

The restatement is a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “controls and procedures” in Rules 13(a)-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our original Annual Report on Form 10-K for fiscal 2011 (our “Original Filing”), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, the Company identified an error in the accounting for a business combination that occurred during the fiscal year ended June 30, 2010. The error resulted in a misstatement of the Company’s annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each period in fiscal 2011, and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012. The misstatement was a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet. The error related to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The mathematical error in the stub period tax return resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and the resulting gain on bargain purchase. As described above, management has restated its consolidated financial statements for fiscal 2011 and 2010, and for the quarters ended September 30, 2011 and December 31, 2011 to reflect the correction of the error. As a result of the material weakness in internal control over financial reporting described in the following paragraph, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this Report.

The Company’s controls to evaluate the fair value of acquired assets and liabilities and record the related deferred income taxes associated with business combinations were not designed in a manner that ensured all relevant factors were considered. This material weakness resulted in a material error in accounting for deferred tax assets, goodwill and gain on bargain purchase recognized in connection with the Company’s acquisition of FiberNet.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company has implemented additional review procedures over the accounting for business combinations.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over the accounting for business combinations have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of June 30, 2012. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Changes in Internal Controls over Financial Reporting

The Company’s restatement of previously issued financial statements was a result of an error in the preparation of the stub period tax return of Fibernet which covered the period January 1, 2009 through September 9, 2009. The stub period tax return was prepared by a third party service provider and management did not have appropriate review controls over the tax-to-book adjustments included in the tax return to identify the error. Effective in the fourth quarter of fiscal 2012, management has implemented a control in which all tax-to-book adjustments which are included on the stub period tax returns of acquired businesses are tied out to detailed supporting records. The implementation of this control is designed to identify and remediate issues of this nature and improve our controls currently in place to ensure the ongoing reliability of our financial reporting.

Other than the change mentioned above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting were not effective as of June 30, 2011 as a result of the material deficiency discussed above.

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

Name	Plan Target Payout	Plan Actual Payout
Daniel Caruso	$—	$—
Kenneth desGarennes	$102,000	$130,980
David Howson	$80,932	$103,397
Glenn Russo	$105,000	$76,875
Marty Snella	$93,500	$108,625

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

Certain employees, including our executives, are granted common units in CII, our indirect parent company. Upon a distribution at CII, the holders of common units are entitled to share in the proceeds of a distribution after certain obligations to the preferred unit holders are met. See Note 13: Equity of our Fiscal 2011 Consolidated Financial Statements for additional information on member’s equity of CII, including the common units.

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

Named executive/Equity class	Units		First vesting date	Vesting End	Grant date fair value
Daniel Caruso
Preferred B	970,000	[1]	10/31/2010	10/31/2013	$2.48
Common D	8,096,118	[2]	1/1/2011	1/1/2014	$0.00
Common E	2,007,425	[2]	5/20/2011	5/20/2014	$0.23

Kenneth deGarennes
Common D	5,152,075	[2]	1/1/2011	1/1/2014	$0.00
Common E	795,519	[2]	5/20/2011	5/20/2014	$0.23

Glenn Russo
Common D	110,000	[2]	1/1/2011	1/1/2014	$0.00
Common E	500,000	[2]	5/20/2011	5/20/2014	$0.23

Marty Snella
Common D	1,840,027	[2]	1/1/2012	1/1/2014	$0.00

David Howson
Common B	500,000	[3]	5/26/2011	5/27/2014	$0.33
Common D	2,145,027	[2]	1/1/2012	1/1/2015	$0.00

[1]	Mr. Caruso’s Preferred B shares vest ratably each quarter over a period of three years.
[2]	Class D and E common units vest 33.33 percent on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.
[3]	Mr. Howson’s Class B common units vest 33.33 percent on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	Total ($)
Daniel Caruso	2009	10,951	—		—	—	10,951
Chief Executive Officer	2010	10,951	—		—	—	10,951
	2011	10,951	—		2,867,308	—	2,878,259

Kenneth desGarennes	2009	210,000	—		—	68,250	278,250
Chief Financial Officer	2010	225,000	—		—	122,880	347,880
	2011	240,000	—		182,969	130,980	553,949

David Howson	2009	N/A	N/A		N/A	N/A	N/A
President, Zayo Bandwidth	2010	N/A	N/A		N/A	N/A	N/A
	2011	240,000	60,000		165,000	103,397	568,397

Glenn Russo	2009	211,682	114,750	(3)	64,000	—	390,432
President, Zayo Networks	2010	255,000	38,250	(3)	—	38,250	331,500
	2011	244,375	—		115,000	76,875	436,250

Marty Snella	2009	200,000	—		—	60,000	260,000
Senior Vice President of	2010	201,667	—		—	138,500	340,167
Operations, Zayo Bandwidth	2011	220,000	—		—	108,625	328,625

(1)

Amounts shown reflect the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10, for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009. Assumptions used to determine these values can be found in Note 15: Fair Value Measurements, of our Consolidated Financial Statements.

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

Grants of Plan Based Awards in Fiscal 2011

The following table provides information about grants of plan based awards to our named executive officers in Fiscal 2011 and non-equity incentive plan award information for Fiscal 2011:

	Grant Date	Fiscal 2011 Non-Equity Incentive Plan Targets			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold	Target ($)	Maximum
Daniel Caruso	12/29/10	—	—	—	390,000	967,200
	01/05/11	—	—	—	580,000	1,438,400
	01/24/11	—	—	—	8,096,118	0
	05/20/11	—	—	—	2,007,425	461,708

Kenneth desGarennes	N/A	0	102,000	204,000	—	0
	01/24/11	—	—	—	5,152,075	0
	05/20/11	—	—	—	795,519	182,970

David Howson	N/A	0	84,000	168,000	—	—
	1/24/11	—	—	—	2,145,027	—
	3/10/11	—	—	—	500,000	165,000

Glenn Russo	N/A	0	111,000	222,000	—	0
	01/24/11	—	—	—	110,000	0
	05/20/11				500,000	115,000

Marty Snella	N/A	0	93,500	187,000	—	0
	01/24/11	—	—	—	1,840,027	0

(1)

These figures represent the threshold, target and maximum annual cash payout opportunity for each executive under our non-equity incentive compensation plan during Fiscal 2011 (See “ — Elements of Compensation — Non-Equity Incentive Compensation Plan” for additional information regarding this plan and the actual payouts for Fiscal 2011).

(2)	The awards shown in this column vest as set forth under the heading “—Employment and Equity Arrangements.”

Outstanding Equity Awards at 2011 Fiscal Year End

The table below lists the number and value of equity awards that have not vested at year end of Fiscal 2011:

Name	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(1)
Daniel Caruso	11,356,043	(2)(7)	5,371,204
Kenneth desGarennes	7,624,853	(3)(8)	2,817,651
David Howson	2,509,610	(4)(9)	876,417
Glenn Russo	1,360,000	(5)(10)	684,725
Marty Snella	2,484,992	(6)(11)	952,242

(1)	Market value is based on the following fair value estimates at the end of Fiscal 2011.

Class	Fair Value
Preferred Unit A	$2.10
Preferred Unit B	$2.80
Common Unit A	$0.81
Common Unit B	$0.58
Common Unit C	$0.33
Common Unit D	$0.31
Common Unit E	$0.23

(2)	Includes unvested Class B, D and E Common Units and Class B Preferred Units.

(3)	Includes unvested Class A, B, D and E Common Units.
(4)	Includes unvested Class B and D Common Units.
(5)	Includes unvested Class A, B, D and E Common Units.
(6)	Includes unvested Class A, B, C and D Common Units.
(7)	5,584,384, 3,687,948 and 2,083,711 units will vest during Fiscal 2012, 2013 and 2014, respectively.
(8)	3,962,409 2,540,865 and 1,121,580 units will vest during Fiscal 2012, 2013 and 2014, respectively.
(9)	1,190,363, 840,009, and 479,238 units will vest during Fiscal 2012, 2013 and 2014, respectively.
(10)	733,522, 390,833 and 235,644 units will vest during Fiscal 2012, 2013 and 2014, respectively.
(11)	1,349,540, 822,648 and 312,805 units will vest during Fiscal 2012, 2013 and 2014, respectively.

Option Exercises and Stock Vested in 2011

The table below sets forth the equity awards that vested during Fiscal 2011:

Name	Number of Shares or Units of Stock that Vested in 2011 (#)	Market Value of Shares or Units of Stock that Vested in 2011 ($)(1)
Daniel Caruso	4,515,764	7,048,744
Kenneth desGarennes	1,681,778	2,817,651
David Howson	135,417	78,542
Glenn Russo	562,500	412,500
Marty Snella	583,750	399,488

(1)	See “— Option Exercises and Stock Vested in 2011” for June 30, 2011 fair value estimates by class.

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

Name	Market Value of Unvested Units as at June 30, 2011 that would vest upon Change in Control
Daniel Caruso	$5,371,204
Kenneth desGarennes	$1,681,778
David Howson	$876,417
Glenn Russo	$684,725
Marty Snella	$952,242

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

Name	Fees Earned or Paid in Cash ($)	Equity awards	Non-equity incentive plan compensation	All other Compensation	Total
Rick Connor	$42,000	$11,500	$—	$55,524	$109,024
Don Detampel	$37,001	$—	$—	$48,583	$85,584

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

Name of Beneficial Owner	Number of Preferred Class A Units Beneficially Owned	Percent of Class	Number of Preferred Class B Units Beneficially Owned	Percent of Class	Common Units	Percent of Class
5% Beneficial Owners of CII
Battery Ventures(1)	22,439,636	10.2%	908,330	2.4%	—	—
Centennial Ventures(2)	13,199,787	6.0%	3,027,767	8.0%	—	—
Charlesbank Capital Partners(3)(8)	16,189,149	7.4%	21,042,981	55.9%	—	—
Columbia Capital(4)(9)	51,056,575	23.2%	—	—	—	—
M/C Partners(5)(10)	51,013,255	23.2%	—	—	—	—
Morgan Stanley Alternative Investment Partners(6)	6,107,143	2.8%	8,629,136	22.9%	—	—
Oak Investment Partners XII, Limited Partnership(7)(11)	51,928,571	23.6%	2,724,990	7.2%	—	—
Our Directors
Daniel Caruso	4,665,333	2.1%	970,000	2.6%	29,275,765	26.7%
Michael Choe(8)	—	—	—	—	—	—
John Siegel(9)	—	—	—	—	—	—
Gillis Cashman(10)	—	—	—	—	—	—
John Downer(11)	—	—	—	—	—	—
Rick Connor	—	—	73,059	0.2%	240,522	0.2%
Our Named Executive Officers	—	—	—	—	—	—
Kenneth desGarennes	25,000	*	—	—	12,674,705	11.5%
David Howson	—	—	—	—	2,645,027	2.4%
Glenn S. Russo	100,000	*	—	—	2,610,000	0.2%
Marty Snella	—	—	—	—	4,091,694	3.7%
All directors and executive officers as a group	7,350,999	3.3%	1,043,059	2.8%	61,139293	55.0%

*	Less than 0.1%.

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

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Zayo Group, LLC, Zayo AFS Acquisition Company, Inc., American Fiber Systems Holdings Corp. and Robert E. Ingalls Jr., as the Equityholder Representative, dated June 24, 2010 (incorporated by reference to Exhibit 10.33 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.2	Membership Interest Purchase Agreement by and among AGL Networks, LLC, AGL Investments, Inc., and Zayo Group, LLC, dated March 23, 2010 (incorporated by reference to Exhibit 10.34 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.3	Agreement and Plan of Merger dated as of May 28, 2009 by and among Zayo Group, LLC, Zayo Merger Sub, Inc., a Delaware corporation, and FiberNet Telecom Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.35 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Indenture, dated as of March 12, 2010, between Zayo Group, LLC, Zayo Capital, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)(incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.2	First Supplemental Indenture, dated as of September 13, 2010, between Zayo Fiber Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

Exhibit No.	Description of Exhibit

4.3	Second Supplemental Indenture, dated as of September 20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.4	Third Supplemental Indenture, dated as of November 5, 2010, among American Fiber Systems Holding Corp., American Fiber Systems, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010).

10.1	Credit Agreement, dated as of March 12, 2010, by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, the persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as Lenders, SunTrust Bank, as Issuing Bank, Morgan Stanley & Co. Incorporated and RBC Capital Markets Corporation, as Co-Syndication Agents, SunTrust Bank, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Sole Lead Arrangers (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.2	Guaranty Supplement to the March 12, 2010 Credit Agreement, dated as of August 16, 2010, by Zayo Fiber Solutions, LLC, in favor of SunTrust Bank, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.4	Guaranty Supplement to the March 12, 2010 Credit Agreement, dated as of November 5, 2010, by American Fiber Systems, Inc., in favor of SunTrust Bank, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.4 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010).

10.5	Amendment to the March 12, 2010 Credit Agreement, dated as of September 13, 2010, by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, the persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as Lenders, SunTrust Bank, as Issuing Bank, Morgan Stanley & Co. Incorporated and RBC Capital Markets Corporation, as Co-Syndication Agents, SunTrust Bank, as Administrative Agent, and SunTrust Robinson Humphrey, Inc., as Sole Lead Arrangers (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.6	Security Agreement, dated as of March 12, 2010, among the Grantors party thereto and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.7	Security Agreement Supplement No. 1 to the March 12, 2010 Security Agreement, dated as of August 16, 2010, between Zayo Fiber Solutions, LLC and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.8	Security Agreement Supplement No. 2 to the March 12, 2010 Security Agreement, dated as of November 5, 2010, among American Fiber Systems Holding Corp., American Fiber Systems, Inc. and SunTrust Bank, in it capacity as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.8 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010)

Exhibit No.	Description of Exhibit

10.9	Trademark Security Agreement, dated as of March 12, 2010, among the Grantors party thereto and SunTrust Bank, in its capacity as Collateral Agent for the secured parties (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.10	Collateral Agency and Intercreditor Agreement, dated as of March 12, 2010, among Zayo Group, LLC, Zayo Capital, Inc., and the other Grantors referred to therein, SunTrust Bank, as Joint Collateral Agent and Revolving Loan Agent for the lender under the credit agreement, and The Bank of New York Mellon Trust Company, N.A., as Initial Notes Authorized Representative (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.11	Joinder and Amendment Agreement to the March 12, 2010 Collateral Agency and Intercreditor Agreement, dated as of September 20, 2010, among Zayo Group, LLC, Zayo Capital, Inc., and the other Grantors referred to therein, SunTrust Bank, as Joint Collateral Agent and Revolving Loan Agent for the lender under the credit agreement, and The Bank of New York Mellon Trust Company, N.A., as the Initial Notes Authorized Representative and the Additional Notes Authorized Representative (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.12	Founder Noncompetition Agreement, dated as of May 22, 2007, by and between Communications Infrastructure Investments, LLC and Dan Caruso (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.13	Vesting Agreement, dated as of December 31, 2007, by and among Communications Infrastructure Investments, LLC, Daniel P. Caruso, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.14	Employee Equity Agreement, dated as of March 21, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.15	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.16	Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.17	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.17 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.18	Founder Noncompetition Agreement, dated as of May 22, 2007, by and between Communications Infrastructure Investments, LLC and John Scarano. (incorporated by reference to Exhibit 10.18 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.19	Vesting Agreement, dated as of January 10, 2008, by and among Communications Infrastructure Investments, LLC, John L. Scarano, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.20	Offer Letter from Zayo Group to Glenn Russo, dated August 8, 2008 (incorporated by reference to Exhibit 10.20 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

Exhibit No.	Description of Exhibit

10.21	Class A Equity Agreement, dated as of November 19, 2008, by and between Communications Infrastructure Investments, LLC, Glenn Russo, and VP Holdings, LLC (incorporated by reference to Exhibit 10.21 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.22	Class A Equity Agreement, dated as of November 19, 2008, by and between VP Holdings, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.23	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.24	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Glenn S. Russo (incorporated by reference to Exhibit 10.24 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.25	Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.25 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.26	Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.27	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.28	Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.29	Employee Equity Agreement, dated as of May 27, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.30	Employee Equity Agreement, dated as of January 2, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.38 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.31	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.39 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.32	Agreement of Lease, dated as of February 17, 1998, by and between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, Zayo Colocation, Inc. (successor by name change of FiberNet Telecom Group, Inc.), FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access, L.L.C.), and Zayo Group, LLC (as guarantor), as assigned on January 1, 2001, as amended on January 1, 2001, December 4, 2003, October 29, 2004, March 1, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.36 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

Exhibit No.	Description of Exhibit

10.33	Agreement of Lease, dated as of April 1, 2001, between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access L.L.C.), Zayo Colocation, Inc. (successor by change of name to FiberNet Telecom Group, Inc.), and Zayo Group, LLC (as guarantor), as assigned on April 1, 2001, as amended on January 30, 2002, November 7, 2002, April 1, 2003, October 31, 2003, October 29, 2004, January 31, 2005, January 11, 2007, March 2, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.37 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.34	Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.35	Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated January 5, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.36	Employee Equity Agreement, dated as of March 10, 2011, by and between Communications Infrastructure Investments, LLC, and David Howson (incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.37	Offer Letter from Zayo Group to David Howson, dated May 28, 2010 (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.38	Noncompetition Agreement between Communications Infrastructure Investments, LLC and Dan Caruso dated December 29, 2010 (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011).

10.39	Form of Class D Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.40	Form of Class E Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.41	Fourth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated January 24, 2011 (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.42

Fifth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated June 1, 2011 (incorporated by reference to Exhibit 10.42 of our Annual Report on

Form 10-K filed with the SEC on September 9, 2011). +

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

As discussed in Note 2, the financial statements as of June 30, 2011 and 2010, and for the year ended June 30, 2010, have been restated to correct a misstatement.

/s/ GRANT THORNTON LLP

Denver, Colorado

September 9, 2011 (except for the effects of the restatement discussed in Note 2 as to which the date is May 15, 2012)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	June 30, 2010
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$25,394	$87,864
Trade receivables, net of allowance of $799 and $498 as of June 30, 2011 and 2010, respectively	13,983	11,551
Due from related-parties	187	626
Prepaid expenses	6,388	4,810
Deferred income taxes	3,343	4,060
Other assets, current	645	334
Assets of discontinued operations, current	—	3,061

Total current assets	49,940	112,306

Property and equipment, net of accumulated depreciation of $101,941 and $54,077 as of June 30, 2011 and 2010, respectively	518,513	297,889
Intangible assets, net of accumulated amortization of $37,980 and $25,421 as of June 30, 2011 and 2010, respectively	104,672	56,714
Goodwill	84,980	69,014
Debt issuance costs, net	11,446	9,560
Investment in US Carrier	15,075	—
Other assets, non-current	5,795	4,866
Assets of discontinued operations, non-current	—	8,143

Total assets	$790,421	$558,492

Liabilities and member’s equity
Current liabilities
Accounts payable	$12,988	$10,015
Accrued liabilities	22,453	17,152
Accrued interest	10,627	7,794
Capital lease obligations, current	950	1,673
Due to related-parties	4,590	—
Deferred revenue, current	15,664	8,091
Liabilities of discontinued operations, current	—	1,740

Total current liabilities	67,272	46,465

Capital lease obligations, non-current	10,224	11,033
Long-term debt	354,414	247,080
Deferred revenue, non-current	63,893	22,605
Stock-based compensation liability	45,067	21,556
Deferred tax liability	18,563	1,733
Other long term liabilities	2,724	2,397
Liabilities of discontinued operations, non-current	—	1,568

Total liabilities	562,157	354,437

Commitments and contingencies (Note 16)

Member’s equity
Member’s interest	245,433	217,129
Accumulated deficit	(17,169)	(13,074)

Total member’s equity	228,264	204,055

Total liabilities and member’s equity	$790,421	$558,492

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended June 30,
	2011	2010	2009
	(Restated)
Revenue	$287,235	$199,330	$125,339

Operating costs and expenses
Operating costs, excluding depreciation and amortization	71,528	62,688	37,792
Selling, general and administrative expenses	89,846	65,911	51,493
Stock-based compensation	24,310	18,168	6,412
Depreciation and amortization	60,463	38,738	26,554

Total operating costs and expenses	246,147	185,505	122,251

Operating income	41,088	13,825	3,088

Other income/(expense)
Interest expense	(33,414)	(18,692)	(15,245)
Other (expense)/income, net	(126)	1,526	234
Loss on extinguishment of debt	—	(5,881)	—

Total other expense, net	(33,540)	(23,047)	(15,011)

Earnings/(loss) from continuing operations before provision for income taxes	7,548	(9,222)	(11,923)

Provision/(benefit) for income taxes	12,542	4,823	(2,321)

Loss from continuing operations	(4,994)	(14,045)	(9,602)

Earnings from discontinued operations, net of income taxes	899	5,425	7,355

Net Loss	$(4,095)	$(8,620)	$(2,247)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

(in thousands)

	Member’s interest	Accumulated Deficit	Total Member’s equity
		(Restated)	(Restated)
Balance at July 1, 2008	$179,878	$(2,207)	$177,671
Capital contributed (cash)	35,546	—	35,546
Preferred stock-based compensation	2,049	—	2,049
Net loss	—	(2,247)	(2,247)

Balance at June 30, 2009	217,473	(4,454)	213,019

Capital contributed (cash)	39,800	—	39,800
Non-cash settlements with Parent, net	1,200	—	1,200
Preferred stock-based compensation	1,195	—	1,195
Spin-off of Onvoy Voice Services, Inc.	(42,539)	—	(42,539)
Net loss	—	(8,620)	(8,620)

Balance at June 30, 2010	217,129	(13,074)	204,,055

Capital contributed (cash)	36,450	—	36,450
Non-cash settlements with Parent, net	(2,598)	—	(2,598)
Preferred stock-based compensation	820	—	820
Spin-off of Zayo Enterprise Networks, LLC	(6,368)	—	(6,368)
Net loss	—	(4,095)	(4,095)

Balance at June 30, 2011	$245,433	$(17,169)	$228,264

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2011	2010	2009
	(Restated)
Cash flows from operating activities
Net loss (Restated)	$(4,095)	$(8,620)	$(2,247)
Earnings from discontinued operations	899	5,425	7,355

Loss from continuing operations	(4,994)	(14,045)	(9,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60,463	38,738	26,554
Loss on extinguishment of debt	—	5,881	—
Loss on disposal of property and equipment	84	—	66
Provision for bad debts	794	168	209
Amortization of deferred financing costs and discount on debt	2,781	1,624	1,114
Accretion of premium on debt	(368)	—	—
Stock-based compensation	24,310	18,168	6,412
Unrealized loss on interest rate swap	—	744	3,143
Amortization of deferred revenue	(8,976)	(3,500)	(2,011)
Deferred income taxes	11,093	4,068	(2,074)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	2,449	801	2,494
Interest rate swap	(566)	(2,462)	(859)
Prepaid expenses	(638)	(271)	(895)
Other assets	2,440	21	(1,024)
Accounts payable and accrued liabilities	1,409	6,429	(4,249)
Payables to related-parties	4,944	(422)	872
Customer prepayments	4,629	2,243	4,839
Other liabilities	(2,800)	15	(322)

Net cash provided by continuing operating activities	97,054	58,200	24,667

Cash flows from investing activities
Purchases of property and equipment	(116,068)	(58,821)	(61,614)
Broadband stimulus grants received	3,544	70	—
Proceeds from sale of property and equipment	28	—	—
Merger with American Fiber Systems Holdings Corporation, net of cash acquired	(110,000)	—	—
Acquisition of AGL Networks, LLC, net of cash acquired	(73,666)	—	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	(96,571)	—
Acquisition of Citynet Fiber network, LLC, net of cash acquired	—	—	(35)
Acquisition of Northwest Telephone, Inc., net of cash acquired	—	—	618
Acquisition of Columbia Fiber Solutions, LLC, net of cash acquired	—	—	(12,091)

Net cash used in investing activities	(296,162)	(155,322)	(73,122)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2011	2010	2009
		(Restated)
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

Refer to Note 4 — Acquisitions, to the Company’s consolidated financial statements for details of the Company’s recent acquisitions and Note 5 — Spin-off of Business Units, for details of the Company’s discontinued operations.

Refer to Note 13 — Equity, to the Company’s consolidated financial statements for details of the non-cash capital transactions.

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

(2) RESTATEMENT – FIBERNET PURCHASE ACCOUNTING

On May 7, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that as a result of the identification of an error in accounting for the acquisition of FiberNet that occurred during the fiscal year ended June 30, 2010, the Company’s annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each period in 2011 and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012 should be restated.

The restatement is a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). The error relates to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009, that resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and the resulting gain on bargain purchase.

The misstatement does not impact operating income or cash flows from operating, investing or financing activities for any of the periods impacted by the error. The correction of the amount of the deferred tax asset recorded in the acquisition of FiberNet had the following impact on the fiscal 2010 financial statements:

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2010
	Previously Reported	Correction	Restated
Assets
Current assets
Cash and cash equivalents	$87,864	$—	$87,864
Trade receivables, net of allowance of $799 and $498 as of June 30, 2011 and 2010, respectively	11,551	—	11,551
Due from related-parties	626	—	626
Prepaid expenses	4,810	—	4,810
Deferred income taxes	4,060	—	4,060
Other assets, current	334	—	334
Assets of discontinued operations, current	3,061	—	3,061

Total current assets	112,306		112,306

Property and equipment, net of accumulated depreciation of $101,941 and $54,077 as of June 30, 2011 and 2010, respectively	297,889	—	297,889
Intangible assets, net of accumulated amortization of $37,980 and $25,421 as of June 30, 2011 and 2010, respectively	56,714	—	56,714
Goodwill	67,854	1,160	69,014
Deferred income taxes	8,508	(8,508)	—
Debt issuance costs, net	9,560	—	9,560
Other assets, non-current	4,866	—	4,866
Assets of discontinued operations, non-current	8,143	—	8,143

Total assets	$565,840	$(7,348)	$558,492

Liabilities and member’s equity
Current liabilities
Accounts payable	$10,015	$—	$10,015
Accrued liabilities	17,152	—	17,152
Accrued interest	7,794	—	7,794
Capital lease obligations, current	1,673	—	1,673
Deferred revenue, current	8,091	—	8,091
Liabilities of discontinued operations, current	1,740	—	1,740

Total current liabilities	46,465	—	46,465

Capital lease obligations, non-current	11,033	—	11,033
Long-term debt	247,080	—	247,080
Deferred revenue, non-current	22,605	—	22,605
Stock-based compensation liability	21,556	—	21,556
Deferred tax liability	—	1,733	1,733
Other long term liabilities	2,397	—	2,397
Liabilities of discontinued operations, non-current	1,568	—	1,568

Total liabilities	352,704	1,733	354,437
Member’s equity
Member’s interest	217,129	—	217,129
Accumulated deficit	(3,993)	(9,081)	(13,074)

Total member’s equity	213,136	(9,081)	204,055

Total liabilities and member’s equity	$565,840	$(7,348)	$558,492

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended June 30, 2010
	Previously Reported	Correction	Restated
Revenue	$199,330	$—	$199,330

Operating costs and expenses
Operating costs, excluding depreciation and amortization	62,688	—	62,688
Selling, general and administrative expenses	65,911	—	65,911
Stock-based compensation	18,168	—	18,168
Depreciation and amortization	38,738	—	38,738

Total operating costs and expenses	185,505	—	185,505

Operating income	13,825	—	13,825

Other income/(expense)
Interest expense	(18,692)	—	(18,692)
Other (expense)/income, net	1,526	—	1,526
Gain on bargain purchase	9,081	(9,081)	—
Loss on extinguishment of debt	(5,881)	—	(5,881)

Total other expense, net	(13,966)	(9,081)	(23,047)

Loss from continuing operations before provision for income taxes	(141)	(9,081)	(9,222)
Provision for income taxes	4,823	—	4,823

Loss from continuing operations	(4,964)	(9,081)	(14,045)
Earnings from discontinued operations, net of income taxes	5,425	—	5,425

Net earnings/(loss)	$461	$(9,081)	$(8,620)

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended
	June 30,
	Previously Reported	Correction	Restated
Cash flows from operating activities
Net (loss)/earnings	$461	$(9,081)	$(8,620)
Earnings from discontinued operations	5,425	—	5,425

Loss from continuing operations	(4,964)	(9,081)	(14,045)
Adjustments to reconcile net loss to net cash provided by operating activities			—
Depreciation and amortization	38,738	—	38,738
Loss on extinguishment of debt	5,881	—	5,881
Loss on disposal of property and equipment	—	—	—
Provision for bad debts	168	—	168
Amortization of deferred financing costs and discount on debt	1,624	—	1,624
Accretion of premium on debt	—	—	—
Stock-based compensation	18,168	—	18,168
Unrealized loss on interest rate swap	744	—	744
Gain on bargain purchase	(9,081)	9,081	—
Amortization of deferred revenue	(3,500)	—	(3,500)
Deferred income taxes	4,068	—	4,068
Changes in operating assets and liabilities, net of acquisitions			—
Trade receivables	801	—	801
Interest rate swap	(2,462)	—	(2,462)
Prepaid expenses	(271)	—	(271)
Other assets	21	—	21
Accounts payable and accrued liabilities	6,429	—	6,429
Payables to related-parties	(422)	—	(422)
Customer prepayments	2,243	—	2,243
Other liabilities	15	—	15

Net cash provided by continuing operating activities	58,200	—	58,200
Cash flows from investing activities			—
Purchases of property and equipment	(58,821)	—	(58,821)
Broadband stimulus grants received	70	—	70
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	(96,571)	—	(96,571)

Net cash used in investing activities	(155,322)	—	(155,322)

Cash flows from financing activities			—
Equity contributions	39,800	—	39,800
Proceeds from long-term debt	276,948	—	276,948
Principal repayments on long-term debt	(166,193)	—	(166,193)
Changes in restricted cash	(564)	—	(564)
Principal repayments on capital lease obligations	(2,192)	—	(2,192)
Deferred financing costs	(12,353)	—	(12,353)

Net cash provided by financing activities	135,446	—	135,446

Cash flows from discontinued operations			—
Operating activities	13,923	—	13,923
Investing activities	(1,809)	—	(1,809)

Net cash provided by discontinued operations	12,114	—	12,114

Net (decrease)/increase in cash and cash equivalents	50,438	—	50,438
Cash and cash equivalents, beginning of period	38,019		38,019
Increase/(decrease) in cash and cash equivalents of discontinued operations	(593)		(593)

Cash and cash equivalents, end of period	$87,864	$—	$87,864

Correcting entries had the following carryover effect on the consolidated balance sheets of the Company and consolidated statement of member’s equity as of June 30, 2011:

	Previously Reported	Correction	Restated
	(in thousands)
Adjustment to Consolidated Balance Sheets
Goodwill	$83,820	$1,160	$84,980
Deferred tax liability	$(8,322)	$(10,241)	$(18,563)
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)
Adjustment to Consolidated Statement of Member’s Equity
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(3) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company from time-to-time utilizes interest rate swaps to mitigate its exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans, which were fully paid-off in March 2010. These swaps expired in September 2010. See Note 10 — Long-term Debt, for further discussion of the Company’s debt obligations and Note 15 — Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.

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

In December 2010, the FASB issued ASU Number 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the second quarter of Fiscal 2011. See Note 4 — Acquisitions, for the required pro forma presentation related to the Company’s acquisitions during the periods presented.

(4) ACQUISITIONS

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

Acquisitions during the year ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the issuance of the Company’s $100,000 note issuance — See Note 10, Long-Term Debt.

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

Acquisition date	AFS October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles — customer relationships	57,082
Goodwill	15,746
Investment in US Carrier	15,075
Other assets	335

Total assets acquired	148,527

Current liabilities	3,396
Deferred revenue	23,905
Deferred tax liability	3,958
Other liabilities	3,127

Total liabilities assumed	34,386

Net assets acquired	114,141
Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

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

Acquisition date	AGL Networks July 1, 2010
Current assets	$3,714
Property and equipment	93,136
Intangibles — customer relationships	3,433
Goodwill	220
Other assets	680

Total assets acquired	101,183

Current liabilities	1,006
Deferred revenue	26,511

Total liabilities assumed	27,517

Net assets acquired	$73,666

Purchase consideration/Net cash paid	$73,666

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

Acquisition date	FiberNet September 9, 2009
(Restated)
Current assets	$16,824
Property and equipment	50,734
Goodwill	1,160
Intangibles	43,900
Deferred income taxes	9,418
Other assets	838

Total assets acquired	122,874

Current liabilities	11,534
Deferred revenue	7,257

Total liabilities assumed	18,791

Purchase consideration/Net assets acquired	104,083
Less cash acquired	(7,512)

Net cash paid	$96,571

The goodwill of $1,160 arising from the FiberNet acquisition consists of the synergies and economies-of-scale expected from the FiberNet acquisition. The goodwill associated with the FiberNet acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the business units. Goodwill of $348 and $812 was allocated to the Zayo Bandwidth and zColo business units, respectively.

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

	Year ended June 30,
	2011	2010
		(Restated)
Revenue	$295,137	$266,865
Loss from continuing operations	$(7,719)	$(10,312)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(5) SPIN-OFF OF BUSINESS UNITS

During the year ended June 30, 2010, management determined that the services provided by one of the Company’s business units —Onvoy did not fit within the Company’s current business model of providing bandwidth infrastructure, colocation and interconnection services, and the Company therefore spun-off Onvoy to Holdings, the parent of the Company.

Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 18 — Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model, the segment was spun-off to Holdings on April 1, 2011.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The Company continues to have ongoing contractual relationships with ZEN and Onvoy, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN and Onvoy with certain data and colocation services and ZEN and Onvoy have contractual relationships to provide the Company with certain voice and enterprise services. Prior to March 12, 2010 and April 1, 2011, transactions with OVS and ZEN, respectively, were eliminated upon consolidation. Since their respective spin-off dates, transactions with ZEN and Onvoy have been included in the Company’s results of operations. See Note 17 — Related-Party Transactions, for a discussion of transactions with ZEN and Onvoy subsequent to their spin-off dates.

(6) INVESTMENT

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

(7) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated useful lives	As of June 30
	(in years)	2011	2010
Land	N/A	$228	$209
Building improvements and site improvements	8 to15	11,692	8,999
Furniture, fixtures and office equipment	3 to7	1,295	1,124
Computer hardware	2 to 5	3,461	2,595
Software	2 to 3	4,243	3,095
Machinery and equipment	3 to 7	6,469	3,568
Fiber optic equipment	4 to 8	326,163	127,379
Circuit switch equipment	10	7,378	6,938
Packet switch equipment	3 to 5	20,727	17,786
Fiber optic network	8 to 20	192,926	140,098
Construction in progress	N/A	45,872	40,175

Total		620,454	351,966
Less accumulated depreciation		(101,941)	(54,077)

Property and equipment, net		$518,513	$297,889

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

During the years ended June 30, 2011 and 2010, the Company received a total of $3,544 and $70, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $34,979 in grant money related to grant agreements entered into under the Broadband Technology Opportunities Program as of June 30, 2011 which will offset capital expenditures in future periods. See Note 16 — Commitments and Contingencies- Other Commitments.

During the year ended June 30, 2011, the Company capitalized interest in the amount of $3,691. No interest was capitalized during the years ended June 30, 2010 or 2009. The Company capitalized $6,230, $3,278 and $2,524 of labor to fixed-asset accounts during the years ended June 30, 2011, 2010 and 2009, respectively.

(8) GOODWILL

The changes in the carrying amount of goodwill during the years ended June 30, 2011 and 2010 are as follows:

	Zayo Bandwidth	Zayo Fiber Solution	zColo	Total
	(Restated)		(Restated)	(Restated)
As of July 1, 2009	$67,854	$—	$—	$67,854
Additions	348	—	812	1,160
Transfers	(24)	—	24	—

As of June 30, 2010	68,178	—	836	69,014
Additions	8,076	7,890	—	15,966
Transfers	(4,192)	4,192	—	—

As of June 30, 2011	$72,062	$12,082	$836	$84,980

As discussed in Note 18 — Segment Reporting, the Company established a new business unit — Zayo Fiber Solutions, in connection with the AGL Networks acquisition. As a result of the creation of this business unit, certain assets and liabilities which align with the business goals of the new segment were transferred from the Company’s existing segments to the Zayo Fiber Solutions segment. The assets and liabilities that were transferred to Zayo Fiber Solutions represent the Company’s assets and liabilities that support the Company’s dark fiber infrastructure and customer base. All of the assets and liabilities associated with the Company’s acquisition of Columbia Fiber Solutions (“CFS”) in September of 2008 align with the business objective of the Zayo Fiber Solutions segment and as such were transferred to this segment on July 1, 2010, including the goodwill of $4,170, which was recognized as a result of the CFS acquisition.

Effective January 1, 2011, the Company restructured its business units to more closely align with its product offerings — See Note 18 — Segment Reporting. The restructuring resulted in the ZEN unit transferring its bandwidth infrastructure products to the Zayo Bandwidth (“ZB”) unit, its dark fiber assets to the Zayo Fiber Solutions (“ZFS”) unit, and its colocation products the zColo unit. Prior to the restructuring, the ZEN unit had a goodwill balance of $2,203. This goodwill balance was allocated to the ZB, ZFS and zColo units based on the relative fair values of the net assets transferred to these segments and the portion of the net assets that were retained in the ZEN unit. The restructuring resulted in $1,261 of ZEN’s historical goodwill balance being allocated to the ZB business unit, $22 to the ZFS unit, and $24 to the zColo unit. The remaining $896 of the historical ZEN goodwill balance remains with the spun-off ZEN unit. The allocation of ZEN’s historical goodwill balance, is reflected in the June 30, 2010 goodwill balance with the exception of the $22 allocated to ZFS which was transferred from the ZB unit to ZFS upon ZFS’s formation on July 1, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(9) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of June 30, 2011 and 2010 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$142,652	$(37,980)	$104,672

June 30, 2010
Customer relationships	$72,800	$(16,381)	$56,419
Non-compete agreements	8,835	(8,623)	212
Tradenames	500	(417)	83

Total	$82,135	$(25,421)	$56,714

The amortization of intangible assets for the years ended June 30, 2011, 2010 and 2009 was $12,558, $11,035 and $8,817, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2012	$13,289
2013	13,289
2014	11,073
2015	8,693
2016	8,598
Thereafter	49,730

Total	$104,672

(10) LONG-TERM DEBT

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

In September 2010, the Company completed an offering of an additional $100,000 in Notes (at an issue price of 103%). These Notes are part of the same series as the $250,000 Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The effective interest rate on the Notes issued in September is 10.41%. The Company used a portion of the proceeds from this issuance of the Notes to fund the merger with AFS (See Note 4 — Acquisitions).

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

(11) INCOME TAXES

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes for each of the years in the three-year period ended June 30, 2011 follows:

	Year Ended June 30,
	2011	2010	2009
		(Restated)
Expected provision at statutory rate of 34%	$2,566	$(3,126)	$(4,053)
Increase due to:
Non-deductible stock-based compensation	7,824	6,177	2,158
State income taxes, net of federal benefit	1,564	786	(248)
Transactions costs not deductible for tax purposes	294	385	—
Other, net	294	601	(178)

Provision/(benefit) for income taxes	$12,542	$4,823	$(2,321)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effect of temporary differences that give rise to significant portions of the deferred taxes assets and deferred tax liabilities are as follows:

	Year Ended June 30,
	2011	2010
	(Restated)	(Restated)
Deferred income tax assets
Net operating loss carry forwards	$37,897	$27,666
Alternate minimum tax credit carryforwards	78	78
Deferred revenue	13,655	8,752
Unrealized loss on interest rate swaps	—	223
Accrued expenses	3,030	676
Other liabilities	1,775	354
Allowance for doubtful accounts	826	1,168
Other	2	1

Total deferred income tax assets	57,263	38,918

Deferred income tax liabilities
Property and equipment	33,804	23,942
Intangible assets	34,515	12,649
Investment in unconsolidated subsidiary	4,164	—

Total deferred income tax liabilities	72,483	36,591

Net deferred income tax (liability)/assets	$(15,220)	$2,327

As of June 30, 2011 and June 30, 2010, the Company had $100,533 and $74,718 of net operating loss (“NOLs”) carry forwards, respectively. The Company acquired $5,060 of NOLs in the Northwest Telephone acquisition, $67,821 of NOLs in the FiberNet acquisition and $41,261 of NOLs in the AFS acquisition. Each of these acquisitions, however, was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL’s are subject to an annual limitation, and thus the Company is limited in its ability to use such NOLs to reduce its income tax liabilities. The current annual NOL usage limitation related to the Company’s acquired NOLs is $11,206. Additionally the Company generated $2,321 of NOLs for the years ended June 30, 2009 and 2008 which are also available to offset future taxable income.

For the year ended June 30, 2011, the Company estimated that is will utilize $27,962 of its acquired NOL carryforwards including $10,990 of Onvoy’s NOL carryforwards to offset taxable income — See Note 13 Equity, for a discussion of the tax sharing agreement between the Company and Onvoy. During the period from the spin-off date of Onvoy, March 12, 2010, through June 30, 2010, the Company estimated that it would utilize $3,001 of Onvoy’s NOL carryforwards to offset fiscal year 2010 taxable income. The tax effected benefit resulting from the expected utilization of Onvoy NOL carryforwards of $3,737 and $1,200 during the years ended June 30, 2011 and 2010, respectively, have been reflected on the statement of member’s equity.

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

(12) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following:

	Year Ended June 30,
	2011	2010
Accrued compensation and benefits	$3,451	$3,488
Accrued property and equipment purchases	4,592	2,419
Network expense accruals	1,375	349
Accrued income taxes	834	535
Other accrued taxes	3,000	3,216
Deferred lease obligations	1,822	425
Other accruals	7,379	6,720

Total	$22,453	$17,152

(13) EQUITY

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

ZEN was spun-off from the Company on April 1, 2011 to its parent — Holdings (see Note 5 — Spin-Off of Business Units). As a result of the spin-off the Company’s member’s interest account was reduced by the book value of ZEN of $6,368, during the year ended June 30, 2011.

On March 12, 2010, Onvoy was spun-off from the Company to Holdings (see Note 5 — Spin-Off of Business Units). As a result of the spin-off the Company’s member’s interest account was reduced by the book value of Onvoy of $42,539, during the year ended June 30, 2010.

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

(14) STOCK COMPENSATION

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

	Class A	Class B	Class C	Class D	Class E	Totals
Balance at June 30, 2008	44,530,655	—	—	—	—	44,530,655
Common units issued	5,494,665	—	—	—	—	5,494,665
Common units forfeited	(2,162,262)	—	—	—	—	(2,162,262)

Balance at June 20, 2009	47,863,058	—	—	—	—	47,863,058
Common units issued	—	18,964,500	3,330,218	—	—	22,294,718
Common units forfeited	(424,271)	(710,000)	—	—	—	(1,134,271)

Balance at June 30, 2010	47,438,787	18,254,500	3,330,218	—	—	69,023,505
Common units issued	—	500,000	—	32,499,173	10,445,905	43,445,078
Common units forfeited	(341,659)	(1,506,980)	(505,000)	(147,203)	(155,000)	(2,655,842)

Balance at June 20, 2011	47,097,128	17,247,520	2,825,218	32,351,970	10,290,905	109,812,741

The following table represents the activity as it relates to common units vested since the Company’s inception:

	Year ended June 30,					Un-vested and Outstanding
Common Units Vested	2008	2009	2010	2011	Total Vested
Class A	14,602,642	12,968,534	12,573,357	6,523,678	46,668,211	428,917
Class B	—	—	5,523,680	4,868,342	10,392,022	6,855,498
Class C	—	—	239,583	750,267	989,850	1,835,368
Class D	—	—	—	—	—	32,351,970
Class E	—	—	—	—	—	10,290,905

Total Vested	14,602,642	12,968,534	18,336,620	12,142,287	58,050,083	51,762,658

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

(15) FAIR VALUE MEASUREMENTS

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

(16) COMMITMENTS AND CONTINGENCIES

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

(17) RELATED-PARTY TRANSACTIONS

As of June 30, 2011, the Company had a due to related-party balance with CII of $4,590 which is payable on demand. The liability with CII relates to an interest payment made by CII on the Company’s Notes.

As of June 30, 2011 and 2010, the Company had a receivable balance due from Onvoy in the amount of $187 and $626, respectively, related to services the Company provided to OVS and/or ZEN. See Note 5 — Spin-Off of Business Units, for a discussion of the types of services ZEN, Onvoy and the Company continue to provide each other subsequent to their spin-off dates.

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

(18) SEGMENT REPORTING

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

In connection with the AGL Networks acquisition (See Note 4 — Acquisitions), Zayo established the ZFS unit. ZFS is dedicated to marketing and supporting dark fiber related services. Prior to the formation of the ZFS unit, the Company’s dark fiber assets and the related revenues and expenses associated with dark fiber customers were allocated between ZB and ZEN based upon the nature and size of the customers receiving the dark fiber services. Upon the formation of the ZFS business units, effective July 1, 2011, dark fiber assets of the Company and the related revenues and expense associated with dark fiber customers were allocated to the ZFS business unit.

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

The following tables summarize significant financial information of each of the segments:

	As of and for the year ended June 30, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$214,110	$33,899	$44,549	$—	$292,558
Intersegment revenue	(2,056)	(3,267)	—	—	(5,323)

Revenue from external customers	212,054	30,632	44,549	—	287,235

Gross profit (revenue less operating costs excluding depreciation and amortization)	158,461	17,700	43,152	(3,606)	215,707
Depreciation and amortization	41,521	5,393	13,549	—	60,463
Operating income/(loss)	38,264	6,120	10,796	(14,092)	41,088
Interest expense	(960)	(225)	(15)	(32,214)	(33,414)
Other (expense)/income, net	(54)	—	7	(79)	(126)
Earnings from continuing operations before provision for income taxes	37,249	5,895	10,788	(46,384)	7,548
Total assets (Restated)	491,685	52,973	211,315	34,448	790,421
Capital expenditures, net of stimulus grant reimbursements	99,062	1,543	11,919	—	112,524

	As of and for the year ended June 30, 2010
	ZB	zColo	ZFS	Corporate/ eliminations	Total
	(Restated)	(Restated)		(Restated)	(Restated)
Revenue	$183,085	$23,993	$—	$—	$207,078
Intersegment revenue	(5,833)	(1,915)	—	—	(7,748)

Revenue from external customers	177,252	22,078	—	—	199,330

Gross profit (revenue less operating costs excluding depreciation and amortization)	131,331	13,025	—	(7,714)	136,642
Depreciation and amortization	34,225	4,513	—	—	38,738
Operating income/(loss)	27,336	4,409	—	(17,920)	13,825
Interest expense	(1,130)	(164)	—	(17,398)	(18,692)
Loss on extinguishment of debt	—	—	—	(5,881)	(5,881)
Other income, net	382	—	—	1,144	1,526
Earnings from continuing operations before provision for income taxes	26,588	4,245	—	(41,215)	(9,222)
Total assets	397,498	57,586	—	103,408	558,492
Capital expenditures, net of stimulus grant reimbursements	58,117	634	—	—	58,751

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

	As of and for the year ended June 30, 2009
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$129,282	$—	$—	$—	$129,282
Intersegment revenue	(3,943)	—	—	—	(3,943)

Revenue from external customers	125,339	—	—	—	125,339

Gross profit (revenue less operating costs excluding depreciation and amortization)	95,712	—	—	(8,165)	87,547
Depreciation and amortization	26,554	—	—	—	26,554
Operating income/(loss)	16,407	—	—	(13,319)	3,088
Interest expense	(1,182)	—	—	(14,063)	(15,245)
Other income, net	54	—	—	180	234
Earnings from continuing operations before provision for income taxes	15,279	—	—	(27,202)	(11,923)
Total assets	316,511	—	—	105,651	422,162
Capital expenditures, net of stimulus grant reimbursements	61,614	—	—	—	61,614

(19) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940

Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	84,144	836	—	84,980
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	46,407	—	(46,407)	—

Total assets	$785,847	$52,976	$(48,402)	$790,421

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligations, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272

Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	18,563	—	—	18,563
Other long term liabilities	2,724	—	—	2,724

Total liabilities	557,583	6,569	(1,995)	562,157

Member’s equity:
Member’s interest	255,573	36,267	(46,407)	245,433
(Accumulated deficit)/retained earnings	(27,309)	10,140	—	(17,169)

Total member’s equity	228,264	46,407	(46,407)	228,264

Total liabilities and member’s equity	$785,847	$52,976	$(48,402)	$790,421

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2010

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Assets:	(Restated)	(Restated)	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$84,967	$2,897	$—	$87,864
Trade receivables, net	9,998	1,553	—	11,551
Due from related parties	1,426	138	(938)	626
Prepaid expenses	4,083	727	—	4,810
Deferred income taxes	4,060	—	—	4,060
Other current assets	332	2	—	334
Assets of discontinued operations, current	3,061	—	—	3,061

Total current assets	107,927	5,317	(938)	112,306

Property and equipment, net	264,791	33,098	—	297,889
Intangible assets, net	39,217	17,497	—	56,714
Goodwill	68,178	836	—	69,014
Debt issuance costs, net	9,560	—	—	9,560
Other assets	4,027	839	—	4,866
Investment in subsidiary	54,520	—	(54,520)	—
Assets of discontinued operations, non-current	8,143	—	—	8,143

Total assets	$556,363	$57,587	$(55,458)	$558,492

Liabilities and member’s equity:
Current liabilities
Accounts payable	$9,442	$573	$—	$10,015
Accrued liabilities	16,284	868	—	17,152
Accrued interest	7,794	—	—	7,794
Capital lease obligations, current	1,673	—	—	1,673
Due to related parties	811	127	(938)	—
Deferred revenue, current portion	7,845	246	—	8,091
Liabilities of discontinued operations, current	1,740	—	—	1,740

Total current liabilities	45,589	1,814	(938)	46,465

Capital lease obligations, non-current	11,033	—	—	11,033
Long-term debt	247,080	—	—	247,080
Deferred revenue, non-current	21,391	1,214	—	22,605
Stock-based compensation liability	21,517	39	—	21,556
Deferred tax liability	1,733	—	—	1,733
Other long term liabilities	2,397	—	—	2,397
Liabilities of discontinued operations, non-current	1,568	—	—	1,568

Total liabilities	352,308	3,067	(938)	354,437

Member’s equity:
Member’s interest	221,374	50,275	(54,520)	217,129
(Accumulated deficit)/retained earnings	(17,319)	4,245	—	(13,074)

Total member’s equity	204,055	54,520	(54,520)	204,055

Total liabilities and member’s equity	$556,363	$57,587	$(55,458)	$558,492

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Operations

June 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Revenue	$258,659	$33,899	$(5,323)	$287,235

Operating costs and expenses
Operating costs, excluding depreciation and amortization	57,047	16,199	(1,718)	71,528
Selling, general and administrative expenses	86,686	5,594	(2,434)	89,846
Stock-based compensation	23,717	593	—	24,310
Depreciation and amortization	55,071	5,392	—	60,463

Total operating costs and expenses	222,521	27,778	(4,152)	246,147

Operating income	36,138	6,121	(1,171)	41,088

Other income expense
Interest expense	(33,189)	(225)	—	(33,414)
Other expense	(126)	—	—	(126)

Total other expense, net	(33,315)	(225)	—	(33,540)

Earnings/(loss) from continuing operations before income taxes	2,823	5,896	(1,171)	7,548

Provision for income taxes	12,542	—	—	12,542

(Loss)/earnings from continuing operations	(9,719)	5,896	(1,171)	(4,994)

Earnings from discontinued operations, net of income taxes	899	—	—	899

Net (loss)/earnings	$(8,820)	$5,896	$(1,171)	$(4,095)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Operations

June 30, 2010

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Restated)			(Restated)
Revenue	$183,085	$23,993	$(7,748)	$199,330

Operating costs and expenses
Operating costs, excluding depreciation and amortization	51,754	10,968	(34)	62,688
Selling, general and administrative expenses	64,266	4,065	(2,420)	65,911
Stock-based compensation	18,129	39	—	18,168
Depreciation and amortization	34,225	4,513	—	38,738

Total operating costs and expenses	168,374	19,585	(2,454)	185,505

Operating income	14,711	4,408	(5,294)	13,825

Other expense
Interest expense	(18,529)	(163)	—	(18,692)
Other income	1,526	—	—	1,526
Loss on extinguishment of debt	(5,881)	—	—	(5,881)

Total other expense, net	(22,884)	(163)	—	(23,047)

Earnings/(loss) from continuing operations before income taxes	(8,173)	4,245	(5,294)	(9,222)

Provision for income taxes	4,823	—	—	4,823

(Loss)/earnings from continuing operations	(12,996)	4,245	(5,294)	(14,045)

Earnings from discontinued operations, net of income taxes	5,425	—	—	5,425

Net (loss)/earnings	$(7,571)	$4,245	$(5,294)	$(8,620)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Cash Flows

June 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
Net cash provided by continuing operating activities	$83,860	$13,194	$97,054

Cash flows from investing activities:
Purchases of property and equipment	(110,981)	(1,543)	(112,524)
Proceeds from sale of equipment	28	—	28
Acquisitions, net of cash acquired	(183,666)	—	(183,666)

Net cash used in investing activities	(294,619)	(1,543)	(296,162)

Cash flows from financing activities:
Equity contributions	36,450	—	36,450
Dividend received/(paid)	13,320	(13,320)	—
Proceeds from borrowings	103,000	—	103,000
Principal repayments on capital lease obligations	(1,732)	—	(1,732)
Changes in restricted cash	578	—	578
Deferred financing costs	(4,106)	—	(4,106)

Net cash provided/(used) by financing activities	147,510	(13,320)	134,190

Cash flows from discontinued operations:
Operating activities	2,622	—	2,622
Investing activities	(382)	—	(382)

Net cash provided by discontinued operations	2,240	—	2,240

Net decrease in cash and cash equivalents	(61,009)	(1,669)	(62,678)
Cash and cash equivalents, beginning of year	84,967	2,897	87,864
(Increase)/ decrease in cash and cash equivalents of discontinued operations	(973)	1,181	208

Cash and cash equivalents, end of year	$22,985	$2,409	$25,394

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statement of Cash Flows

June 30, 2010

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
Net cash provided by continuing operating activities	$49,310	$8,890	$58,200

Cash flows from investing activities:
Purchases of property and equipment	(58,117)	(634)	(58,751)
Acquisitions, net of cash acquired	(45,576)	(50,995)	(96,571)

Net cash used in investing activities	(103,693)	(51,629)	(155,322)

Cash flows from financing activities:
Equity contributions	(11,195)	50,995	39,800
Dividend received/(paid)	5,359	(5,359)	—
Proceeds from borrowings	276,948	—	276,948
Principal repayments on debt obligations	(166,193)	—	(166,193)
Principal repayments on capital lease obligations	(2,192)	—	(2,192)
Change in restricted cash	(564)	—	(564)
Deferred financing costs	(12,353)	—	(12,353)

Net cash provided by financing activities	89,810	45,636	135,446

Cash flows from discontinued operations:
Operating activities	13,923	—	13,923
Investing activities	(1,809)	—	(1,809)

Net cash provided/(used) by discontinued operations	12,114	—	12,114

Net increase in cash and cash equivalents	47,541	2,897	50,438
Cash and cash equivalents, beginning of year	38,019	—	38,019
(Increase)/ decrease in cash and cash equivalents of discontinued operations	(593)	—	(593)

Cash and cash equivalents, end of year	$84,967	$2,897	$87,864

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year-ended June 30, 2011:

	2011 Quarter Ended
	September 30	December 31	March 31	June 30		Total
Revenue	$62,926 (1)	$72,287 (2)	$74,182	$77,840		$287,235
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	17,038 (1)	17,904 (2)	18,389	18,197		71,528
Selling, general and administrative expenses	20,284 (1)	23,938 (2)	23,201	22,423		89,846
Stock-based compensation	5,131	1,859	21,826 (3)	(4,506	)(4)	24,310
Depreciation and amortization	11,809	15,881	16,209	16,564		60,463

Total operating costs and expenses	54,262	59,582	79,625	52,678		246,147

Operating income/(loss)	8,664	12,705	(5,443)	25,162		41,088

Other income (expense):
Interest expense	(6,257)	(9,032)	(9,004)	(9,121)		(33,414)
Other (expense)/ income, net	(161)	(16)	69	(18)		(126)

Total other expense, net	(6,418)	(9,048)	(8,935)	(9,139)		(33,540)

Earnings/(loss) from continuing operations before income taxes	2,246	3,657	(14,378)	16,023		7,548
(Provision) for income taxes	(2,800)	(2,094)	(2,583)	(5,065)		(12,542)

(Loss)/earnings from continuing operations	$(554)	$1,563	$(16,961)	$10,958		$(4,994)
Earnings from discontinued operations, net of income taxes	281	317	301	—		899

Net (loss) earnings	$(273)	$1,880	$(16,660)	$10,958		$(4,095)

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

(3)

Stock-based compensation expense increased significantly during the quarter ended March 31, 2011 as a result of an increase in the estimated value of the common units granted to the Company’s employees and additional units vesting during the quarters. See Note 14 — Stock Compensation.

(4)

The Company recorded a reduction to stock-based compensation expense during the quarter ended June 30, 2011 as a result of the issuance of Class E common units during the quarter which diluted the value of earlier common unit issuances. See Note 14 — Stock Compensation.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The following table presents the unaudited quarterly results for the year-ended June 30, 2010:

	2010 Quarter Ended
	September 30	December 31		March 31		June 30		Total
						(Restated)		(Restated)
Revenue	$39,469	$52,156	(1)	$52,687		$55,018		$199,330
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	11,825	17,150	(1)	16,941		16,772		62,688
Selling, general and administrative expenses	14,873	17,039	(1)	16,794		17,205		65,911
Stock-based compensation	845	588		11,799	(2)	4,936	(2)	18,168
Depreciation and amortization	8,384	10,088		9,889		10,377		38,738

Total operating costs and expenses	35,927	44,865		55,423		49,290		185,505

Operating income/(loss)	3,542	7,291		(2,736)		5,728		13,825

Other income (expense):
Interest expense	(3,570)	(3,241)		(4,449)		(7,432	)(3)	(18,692)
Other income	5	—		1,001		520		1,526
Loss on extinguishment of debt	—	—		(5,881	)(3)	—		(5,881)

Total other (expense)/income, net	(3,565)	(3,241)		(9,329)		(6,912)		(23,047)

(Loss)/earnings from continuing operations before income taxes	(22)	4,051		(12,065)		(1,186)		(9,222)
Provision for income taxes	651	1,127		210		2,835		4,823

(Loss)/earnings from continuing operations	$(673)	$2,924		$(12,275)		$(4,021)		$(14,045)
Earnings from discontinued operations, net of income taxes	2,271	1,130		1,490		534		5,425

Net earnings/(loss)	$1,598	$4,054		$(10,785)		$(3,487)		$(8,620)

(1)

The Company realized an increase in revenue beginning September 9, 2009 as a result of the acquisition of Fibernet. As a result of the acquisition the Company incurred additional operating and selling, general and administrative expenses attributed to the additional revenues associated with the acquisition.

(2)

Stock-based compensation expense increased significantly during the quarters ended March 31, 2010 and June 30, 2010 as a result of an increase in the value of the common units granted to the Company’s employees and additional units vesting during these quarters. See Note 14 — Stock Compensation.

(3)

Interest expense increased during the quarter ended June 30, 2010 primarily as a result of the notes offering which closed on March 12, 2010. Interest expense increased as a result of the higher interest rates on the notes as compared to the senior debt which was repaid on March 12, 2010 and as a result of the larger debt balance during the quarter. As a result of paying off the senior notes with the proceeds from the notes offering, the Company wrote off $5,881 in unamortized debt issuance costs during the quarter ended March 31, 2010. See Note 10 — Long Term Debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2012.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director	May 15, 2012

/s/ Gillis Cashman Gillis Cashman	Director	May 15, 2012

/s/ Michael Choe Michael Choe	Director	May 15, 2012

/s/ Rick Connor Rick Connor	Director	May 15, 2012

/s/ John Downer John Downer	Director	May 15, 2012

/s/ John Siegel John Siegel	Director	May 15, 2012