Form 10-Q/A
period 2011-09-30
Zayo Group LLC
filed 2012-05-15
CIK 1502756

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Zayo Group LLC (the “Company”) for the quarterly period ended September 30, 2011, as originally filed with the Securities and Exchange Commission (SEC) on November 10, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct an accounting error which impacted the Company’s condensed consolidated balance sheets included in the Original Filing. The error in the Original Filing is a carryover effect from an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). In addition, the Company has concluded that the error constitutes a material weakness in the Company’s internal control over financial reporting as of September 30, 2011 and that its disclosure and control procedures were ineffective at September 30, 2011. (See Item 4. Control and Procedures) Further explanation regarding the changes to the Original Filing is set forth in Note 2 to the condensed consolidated financial statements and on Item 4. Controls and Procedures contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements

•	Item 4 – Controls and Procedures

•	Item 6 – Exhibits

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

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	June 30,
	2011	2011
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$20,846	$25,394
Trade receivables, net of allowance of $900 and $799 as of September 30, 2011 and June 30, 2011, respectively	20,976	13,983
Due from related-parties	15	187
Prepaid expenses	6,886	6,388
Deferred income taxes	3,374	3,343
Other assets, current	1,053	645

Total current assets	53,150	49,940

Property and equipment, net of accumulated depreciation of $112,520 and $101,941 as of September 30, 2011 and June 30, 2011, respectively	534,513	518,513
Intangible assets, net of accumulated amortization of $31,968 and $37,980 as of September 30, 2011 and June 30, 2011, respectively	101,349	104,672
Goodwill	84,965	84,980
Debt issuance costs, net	10,867	11,446
Investment in US Carrier	15,075	15,075
Other assets, non-current	5,949	5,795

Total assets	$805,868	$790,421

Liabilities and member’s equity
Current liabilities
Accounts payable	$13,833	$12,988
Accrued liabilities	26,270	22,453
Accrued interest	1,621	10,627
Capital lease obligations, current	967	950
Due to related-parties	4,590	4,590
Deferred revenue, current	15,911	15,664

Total current liabilities	63,192	67,272

Capital lease obligations, non-current	9,978	10,224
Long-term debt	354,450	354,414
Deferred revenue, non-current	71,996	63,893
Stock-based compensation liability	48,561	45,067
Deferred tax liability	22,530	18,563
Other long term liabilities	2,744	2,724

Total liabilities	573,451	562,157

Commitments and contingencies (Note 15)

Member’s equity
Member’s interest	246,438	245,433
Accumulated deficit	(14,021)	(17,169)

Total member’s equity	232,417	228,264

Total liabilities and member’s equity	$805,868	$790,421

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

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

(in thousands)

	Member’s	Accumulated	Total Member’s
	interest	Deficit	equity
		(Restated)	(Restated)
Balance at July 1, 2011	$245,433	$(17,169)	$228,264

Capital contributed (cash)	100	—	100

Capital contributed (non-cash)	695	—	695

Accretion of preferred stock-based compensation	210	—	210

Net earnings	—	3,148	3,148

Balance at September 30, 2011	$246,438	$(14,021)	$232,417

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

Refer to Note 4 — Acquisitions, to the Company’s condensed consolidated financial statements for details of the Company’s recent acquisitions and Note 5 — Spin-off of Business Unit for details of the Company’s discontinued operations.

Refer to Note 12 — Equity, to the Company’s condensed consolidated financial statements for details of the non-cash capital settlements.

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

(2) RESTATEMENT – FIBERNET PURCHASE ACCOUNTING

On May 7, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that as a result of the identification of an error in accounting for the acquisition of FiberNet that occured during the fiscal year ended June 30, 2010, the Company’s annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each of the periods in 2011, and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012 should be restated.

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

The misstatement does not impact operating income or cash flows from operating, investing or financing activities for any of the periods impacted by the error . The correction of the amount of the deferred tax asset recorded in the acquisition of FiberNet had the following impact on the condensed consolidated balance sheets of the Company and condensed consolidated statement of member’s equity as previously reported on the Company’s September 2011 Quarterly Report in Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 10, 2011:

	As of September 30, 2011
	Previously
	Reported	Correction	Restated
		(in thousands)
Adjustment to Condensed Consolidated Balance Sheets
Goodwill	$83,805	$1,160	$84,965
Deferred tax liability	$(12,289)	$(10,241)	$(22,530)
Accumulated deficit	$(4,940)	$(9,081)	$(14,021)

Adjustment to Condensed Consolidated Statement of Member’s Equity
Accumulated deficit	$(4,940)	$(9,081)	$(14,021)

	As of June 30, 2011
	Previously
	Reported	Correction	Restated
		(in thousands)
Adjustment to Condensed Consolidated Balance Sheets
Goodwill	$83,820	$1,160	$84,980
Deferred tax liability	$(8,322)	$(10,241)	$(18,563)
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)

Adjustment to Condensed Consolidated Statement of Member’s Equity
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)

(3) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 15, 2012. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the operating results for any interim period or the full year.

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

Acquisitions during the year ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the issuance of the Company’s $100,000 note issuance — See Note 10— Long-Term Debt.

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

(5) SPIN-OFF OF BUSINESS UNIT

Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 17 — Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model of providing bandwidth infrastructure, colocation and interconnection services, the unit was spun-off to Holdings, the parent of the Company, on April 1, 2011.

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

The Company continues to have ongoing contractual relationships with ZEN, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN with certain data and colocation services and ZEN has contractual relationships to provide the Company with certain enterprise services. Prior to April 1, 2011, transactions with ZEN were eliminated upon consolidation. Since the spin-off date, transactions with ZEN have been included in the Company’s results of operations. See Note 16 — Related-Party Transactions, for a discussion of transactions with ZEN during the three months ended September 30, 2011.

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

During the three months ended September 30, 2011 and 2010, the Company received a total of $2,798 and $250, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $31,894 in grant money related to grant agreements entered into as a direct recipient under the Broadband Technology Opportunities Program as of September 30, 2011 which will offset capital expenditures in future periods. As of September 30, 2011, the Company has incurred $3,245 of capital expenditures which are pending reimbursement from the program. The Company’s property and equipment balance will be reduced by this amount upon receipt of these reimbursements. See Note 15 — Commitments and Contingencies- Other Commitments.

During the three months ended September 30, 2011 and 2010, the Company capitalized interest in the amount of $831 and $925, respectively. The Company also capitalized $1,853 and $1,244 of labor to property and equipment accounts during the three months ended September 30, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(8) GOODWILL

The Company’s goodwill balance was $84,965 and $84,980 as of September 30, 2011 and June 30, 2011, respectively, and was allocated as follows to the Company’s business units:

	As of June 30,		As of September 30,
	2011	Adjustments	2011
	(Restated)		(Restated)
Zayo Bandwidth	$72,062	$(15)	$72,047
Zayo Fiber Solutions	12,082	—	12,082
zColo	836	—	836

Total	$84,980	$(15)	$84,965

(9) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of September 30, 2011 and June 30, 2011 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2011
Customer relationships	$133,317	$(31,968)	$101,349

June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$142,652	$(37,980)	$104,672

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

(15) COMMITMENTS AND CONTINGENCIES

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

(16) RELATED-PARTY TRANSACTIONS

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended September 30, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$56,544	$9,668	$13,231	—	$79,443
Intersegment revenue	—	(1,000)	—	—	(1,000)

Revenue from external customers	56,544	8,668	13,231	—	78,443

Gross profit (revenue less operating costs excluding depreciation and amortization)	43,136	4,935	12,758	(536)	60,293
Depreciation and amortization	11,744	1,373	3,945	—	17,062
Operating income/(loss)	13,060	1,817	4,120	(2,066)	16,931
Interest expense	(212)	(54)	(7)	(8,895)	(9,168)
Other (expense)/income, net	(19)	—	1	7	(11)
Earnings from continuing operations before provision for income taxes	12,829	1,763	4,114	(10,954)	7,752
Total assets (Restated)	505,110	53,569	218,863	28,326	805,868
Capital expenditures, net of stimulus grant reimbursements	24,117	900	3,627	—	28,644

	As of and for the three months ended September 30, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$48,943	$7,564	$7,821	$—	$64,328
Intersegment revenue	(794)	(608)	—	—	(1,402)

Revenue from external customers	48,149	6,956	7,821	—	62,926

Gross profit (revenue less operating costs excluding depreciation and amortization)	35,260	3,977	7,665	(1,014)	45,888
Depreciation and amortization	8,558	1,352	1,898	—	11,808
Operating income/(loss)	8,255	1,334	2,181	(3,105)	8,665
Interest expense	(262)	(59)	(2)	(5,934)	(6,257)
Other income/(expense), net	—	—	2	(163)	(161)
Earnings from continuing operations before provision for income taxes	7,993	1,275	2,181	(9,202)	2,247
Total assets (Restated)	374,488	58,955	138,132	167,873	739,488
Capital expenditures, net of stimulus grant reimbursements	19,103	438	1,605	—	21,146

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

September 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$19,475	$1,371	$—	$20,846
Trade receivables, net	17,753	3,223	—	20,976
Due from related-parties	15	—	—	15
Prepaid expenses	5,857	1,029	—	6,886
Deferred income taxes	3,374	—	—	3,374
Other assets, current	1,049	4	—	1,053

Total current assets	47,523	5,627	—	53,150

Property and equipment, net	503,202	31,311	—	534,513
Intangible assets, net	86,270	15,079	—	101,349
Goodwill	84,129	836	—	84,965
Debt issuance costs, net	10,867	—	—	10,867
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,233	716	—	5,949
Investment in subsidiary	46,841	—	(46,841)	—

Total assets	$799,140	$53,569	$(46,841)	$805,868

Liabilities and member’s equity:
Current liabilities
Accounts payable	$13,440	$393	$—	$13,833
Accrued liabilities	22,437	3,833	—	26,270
Accrued interest	1,621	—	—	1,621
Capital lease obligation, current	967	—	—	967
Due to related-parties	4,569	21	—	4,590
Deferred revenue, current	15,533	378	—	15,911

Total current liabilities	58,567	4,625	—	63,192

Capital lease obligations, non-current	9,978	—	—	9,978
Long-term debt	354,450	—	—	354,450
Deferred revenue, non-current	70,856	1,140	—	71,996
Stock-based compensation liability	47,598	963	—	48,561
Deferred tax liability	22,530	—	—	22,530
Other long term liabilities	2,744	—	—	2,744

Total liabilities	566,723	6,728	—	573,451

Member’s equity:
Member’s interest	258,340	34,939	(46,841)	246,438
(Accumulated deficit)/retained earnings	(25,923)	11,902	—	(14,021)

Total member’s equity	232,417	46,841	(46,841)	232,417

Total liabilities and member’s equity	$799,140	$53,569	$(46,841)	$805,868

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$21,735	$2,490	$24,225

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(27,744)	(900)	(28,644)

Net cash used in investing activities	(27,744)	(900)	(28,644)

Cash flows from financing activities:
Equity contributions	100	—	100
Dividend received/(paid)	1,400	(1,400)	—
Principal repayments on capital lease obligations	(229)	—	(229)

Net cash provided/(used) by financing activities	1,271	(1,400)	(129)

Net (decrease)/increase in cash and cash equivalents	(4,738)	190	(4,548)
Cash and cash equivalents, beginning of period	24,213	1,181	25,394

Cash and cash equivalents, end of period	$19,475	$1,371	$20,846

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2010

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$8,373	$2,109	$10,482

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(20,708)	(438)	(21,146)
Acquisitions, net of cash acquired	(73,666)	—	(73,666)

Net cash used in investing activities	(94,374)	(438)	(94,812)
Cash flows from financing activities:
Equity contributions	35,500	—	35,500
Advance from CII	13,026	—	13,026
Proceeds from borrowings	103,000	—	103,000
Change in restricted cash	790	—	790
Principal repayments on capital lease obligations	(610)	—	(610)
Deferred financing costs	(3,319)	—	(3,319)

Net cash provided by financing activities	148,387	—	148,387

Cash flows from discontinued operations:
Operating activities	1,229	—	1,229
Investing activities	(225)	—	(225)

Net cash provided by discontinued operations	1,004	—	1,004

Net increase in cash and cash equivalents	63,390	1,671	65,061
Cash and cash equivalents, beginning of period	84,967	2,897	87,864
Increase in cash and cash equivalents of discontinued operations	(494)	—	(494)

Cash and cash equivalents, end of period	$147,863	$4,568	$152,431

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(19) SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that are not historical by nature constitute “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on May 15, 2012 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2011, included in our Annual Report on Form 10-K/A filed with the SEC on May 15, 2012.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K/A for the year ended June 30, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 4. CONTROLS AND PROCEDURES

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 15, 2012, the Company restated its consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows as of and for the year ended June 30, 2011 and 2010 as reflected in Amendment 1 to the Company’s June 30, 2011 Annual Report on Form 10-K/A filed with the SEC on May 15, 2012. The restatement had a carryover impact to the consolidated balance sheets on Forms 10-Q/A in each of the quarters subsequent to June 30, 2010 and as a result, the Company filed amendments to its Quarterly Reports for each of the quarters ended September, 30, 2011 and December 31, 2011 on May 15, 2012.

The restatement is a result of an error in the purchase accounting associated with the Company’s September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition.

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (our “Original Filing”), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, the Company identified an error in the accounting for a business combination that occurred during the fiscal year ended June 30, 2010. The error resulted in a misstatement of the Companys annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each period in fiscal 2011, and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012. The misstatement was a result of an error in accounting for the Companys September 9, 2009 acquisition of FiberNet. The error related to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The mathematical error in the stub period tax return resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and the resulting gain on bargain purchase. As described above, management has restated its consolidated financial statements for fiscal 2010 and 2011, and for the quarters ended September 30, 2011 and December 31, 2011 to reflect the correction of the error. As a result of the material weakness in internal control over financial reporting described in the following paragraph, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this Report.

The Company’s controls to evaluate the value of acquired assets and liabilities and to record the related deferred income taxes associated with business combinations were not designed in a manner that ensured all relevant factors were considered. This material weakness resulted in a material error in accounting for deferred tax assets, the related goodwill and gain on bargain purchase recognized in connection with the Company’s acquisition of FiberNet.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Companys restatement of previously issued financial statements was a result of an error in the preparation of the stub period tax return of Fibernet which covered the period January 1, 2009 through September 9, 2009. The stub period tax return was prepared by a third party service provider and management did not have appropriate review controls over the tax-to- book adjustments included in the tax return to identify the error. Effective in the fourth quarter of fiscal 2012, management has implemented a control in which all tax-to-book adjustments which are included on the stub period tax returns of acquired business are tied out to detailed supporting records. The implementation of this control is designed to identify and remediate issues of this nature and improve our controls currently in place to ensure the ongoing reliability of our financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011.

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

ZAYO GROUP, LLC

Date: May 15, 2012	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer