Form 10-Q/A
period 2011-12-31
Zayo Group LLC
filed 2012-05-15
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (Amendment No. 2) amends the Quarterly Report on Form 10-Q of Zayo Group LLC (the “Company”) for the quarterly period ended December 31, 2011, as originally filed with the Securities and Exchange Commission (SEC) on February 14, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct an accounting error which impacted the Company’s condensed consolidated balance sheets included in the Original Filing. The error in the Original Filing is a carryover effect from an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). In addition, the Company has concluded that the error constitutes a material weakness in the Company’s internal control over financial reporting as of December 31, 2011 and that its disclosure and control procedures were ineffective at December 31, 2011. (See Item 4 Control and Procedures). Further explanation regarding the changes to the Original Filing is set forth in Note 2 to the condensed consolidated financial statements and in Item 4 Controls and Procedures contained in this Amendment No. 2. This Amendment No. 2 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements

•	Item 4 – Controls and Procedures

•	Item 6 – Exhibits

Except as described above, and in Amendment No. 1 on Form 10-Q/A filed with the SEC on February 27, 2012, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. This Amendment No. 2 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$25,861	$25,394
Trade receivables, net of allowance of $737 and $799 as of December 31, 2011 and June 30, 2011, respectively	25,794	13,983
Due from related-parties	1,109	187
Prepaid expenses	7,875	6,388
Deferred income taxes	4,691	3,343
Other assets, current	1,209	645

Total current assets	66,539	49,940

Property and equipment, net of accumulated depreciation of $128,635 and $101,941 as of December 31, 2011 and June 30, 2011, respectively	719,265	518,513
Intangible assets, net of accumulated amortization of $35,655 and $37,980 as of December 31, 2011 and June 30, 2011, respectively	140,530	104,672
Goodwill	118,984	84,980
Debt issuance costs, net of accumulated amortization of $4,067 and $2,746 as of December 31, 2011 and June 30, 2011, respectively	19,147	11,446
Investment in US Carrier	15,075	15,075
Deferred tax asset, non-current	120,441	—
Other assets, non-current	8,163	5,795

Total assets	$1,208,144	$790,421

Liabilities and member’s equity
Current liabilities
Accounts payable	$16,383	$12,988
Accrued liabilities	35,000	22,453
Accrued interest	10,982	10,627
Capital lease obligations, current	1,213	950
Due to related-parties	15,541	4,590
Deferred revenue, current	21,314	15,664
Current portion of long-term debt	7,503	—

Total current liabilities	107,936	67,272

Capital lease obligations, non-current	10,006	10,224
Long-term debt, non-current	682,704	354,414
Deferred revenue, non-current	123,910	63,893
Stock-based compensation liability	49,696	45,067
Deferred tax liability	—	18,563
Other long term liabilities	5,007	2,724

Total liabilities	979,259	562,157

Commitments and contingencies (Note 15)

Member’s equity
Member’s interest	243,975	245,433
Accumulated deficit	(15,090)	(17,169)

Total member’s equity	228,885	228,264

Total liabilities and member’s equity	$1,208,144	$790,421

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

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

SIX MONTHS ENDED DECEMBER 31, 2011

(UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,
	Member’s interest	Accumulated Deficit	Total Member’s equity
		(Restated)	(Restated)
Balance at July 1, 2011	$245,433	$(17,169)	$228,264

Capital contributed (cash)	100	—	100

Return of capital (cash)	(46)	—	(46)

Capital contributed (non-cash)	9,698	—	9,698

Contribution of 360 VoIP Inc. to parent	(11,654)	—	(11,654)

Accretion of preferred stock-based compensation	444	—	444

Net earnings	—	2,079	2,079

Balance at December 31, 2011	$243,975	$(15,090)	$228,885

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

(2) RESTATEMENT – FIBERNET PURCHASE ACCOUNTING

On May 7, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that as a result of the identification of an error in accounting for the acquisition of FiberNet that occured during the fiscal year ended June 30, 2010, the Company’s annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each of the periods in 2011 and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012 should be restated.

The restatement is a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). The error relates to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009 that resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and the resulting gain on bargain purchase.

The misstatement does not impact operating income or cash flows from operating, investing or financing activities for any of the periods impacted by the error. The correction of the amount of the deferred tax asset recorded in the acquisition of FiberNet had the following impact on condensed consolidated balance sheets of the Company on Form 10-Q and condensed consolidated statement of member’s equity as previously reported in the Company’s December 2011 Quarterly Report filed with the Securities and Exchange Commission (“SEC”) on February 14, 2012:

	September 30,	September 30,	September 30,
	As of December 31, 2011
	Previously
	Reported	Correction	Restated
	(in thousands)
Adjustment to Condensed Consolidated Balance Sheets
Goodwill	$117,824	$1,160	$118,984
Deferred tax asset, non-current	$130,682	$(10,241)	$120,441
Accumulated deficit	$(6,009)	$(9,081)	$(15,090)
Adjustment to Condensed Consolidated Statement of Member’s Equity
Accumulated deficit	$(6,009)	$(9,081)	$(15,090)

	September 30,	September 30,	September 30,
	As of June 30, 2011
	Previously
	Reported	Correction	Restated
	(in thousands)
Adjustment to Condensed Consolidated Balance Sheets
Goodwill	$83,820	$1,160	$84,980
Deferred tax liability	$(8,322)	$(10,241)	$(18,563)
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)
Adjustment to Condensed Consolidated Statement of Member’s Equity
Accumulated deficit	$(8,088)	$(9,081)	$(17,169)

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

Acquisitions during the six months ended December 31, 2011

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,000 and acquired $958 in cash balances resulting in the net consideration paid for the transaction of $318,042. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan (“Term Loan”) which was entered into on December 1, 2011 (See Note 10 – Long Term Debt) and cash on hand.

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

Included in the $345,000 purchase price was VoIP 360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, Zayo spun-off its voice operations to Holdings in order to maintain focus on its Bandwidth Infrastructure business (See Note 5 – Spin-off of Business Unit). To further this objective, concurrently with the close of the 360networks acquisition, the Company spun-off 360networks VoIP operations to Holdings. On the spin-off date, the Company estimated the fair value of the VoIP assets and liabilities which were distributed to Holdings to be $11,700. As the Company is in the process of finalizing the purchase accounting for the 360networks acquisition, the value ascribed to the VoIP business is subject to change.

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

Acquisitions during the year ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the Company’s $100,000 note issuance – See Note 10— Long-Term Debt.

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

(5) SPIN-OFF OF BUSINESS UNIT

Effective January 1, 2011, the Company finalized a restructuring of its business units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 17 – Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, competitive local exchange carrier (“CLEC”) and enterprise product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only CLEC and enterprise product offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model of providing bandwidth infrastructure, colocation and interconnection services, the unit was spun-off to Holdings, the parent of the Company, on April 1, 2011.

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

(8) GOODWILL

The Company’s goodwill balance was $118,984 and $84,980 as of December 31, 2011 and June 30, 2011, respectively, and was allocated as follows to the Company’s business units:

	September 30,	September 30,	September 30,	September 30,
	As of June 30, 2011	Additions	Adjustments	As of December 31, 2011
	(Restated)			(Restated)
Zayo Bandwidth	$72,062	$9,546	$(97)	$81,511
Zayo Fiber Solutions	12,082	17,940	1	30,023
zColo	836	6,614	—	7,450

Total	$84,980	$34,100	$(96)	$118,984

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

(9) INTANGIBLE ASSETS

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

(10) LONG-TERM DEBT

On December 1, 2011 the Company and Zayo Capital, Inc. entered into a $315,000 senior secured term loan facility (the “Term Loan”). The net proceeds from the Term Loan were approximately $296,528 after deducting the discount on the Term Loan of $9,450 and debt issuance costs of approximately $9,022. The Term Loan is being accreted to its par value over the term of the loan as additional interest expense. The effective interest rate on the Term Loan issued is 8.26%. The proceeds of the Term Loan were used to partially fund the acquisition of 360networks (See Note 4 – Acquisitions). The Term Loan has a maturity date of September 15, 2016 and the borrowings thereunder bear interest at varying levels based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 5.5 percent (subject to a minimum LIBOR rate of 1.5 percent) or a specified base rate plus a spread of 4.5 percent. As of December 31, 2011, the applicable interest rate on the Term Loan was 7.0 percent. The balance on the Term Loan was $305,720, net of the unamortized discount of $9,280, as of December 31, 2011.

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

The Company’s provision for income taxes during the three and six months ended December 31, 2011 and 2010 is summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Federal income taxes — current	$—	$76	$—	$224
Federal income taxes — deferred	2,417	1,699	6,133	3,823

Provision for federal income taxes	2,417	1,775	6,133	4,047

State income taxes — current	298	44	967	397
State income taxes — deferred	279	275	498	449

Provision for state income taxes	577	319	1,465	846

Total provision for income taxes	$2,994	$2,094	$7,598	$4,893

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

As discussed in Note 4 – Acquisitions, the assets and liabilities supporting 360networks legacy VoIP business were spun-off to Holdings on December 1, 2011. Management estimates that the fair value of the net assets spun-off to Holdings was $11,700, including $46 in cash. The fair value of the net assets, excluding cash, distributed to Holdings is reported as a non-cash reduction to the Company’s member’s equity account.

As discussed in Note 13 – Stock Compensation, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the distribution to employees of the Company was $9,004. This distribution from CII resulted in a non-cash capital contribution to the Company and is reflected as such in the condensed consolidated statement of member’s equity.

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

(13) STOCK COMPENSATION

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

(16) RELATED-PARTY TRANSACTIONS

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

The following tables summarize significant financial information of each of the segments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the three months ended December 31, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$64,472	$10,154	$15,343	—	$89,969
Intersegment revenue	(2)	(993)	—	—	(995)

Revenue from external customers	64,470	9,161	15,343	—	88,974

Gross profit (revenue less operating costs excluding depreciation and amortization)	49,357	5,940	14,978	(576)	69,699
Depreciation and amortization	13,397	1,382	5,041	—	19,820
Operating income/(loss)	13,022	2,312	4,006	(5,892)	13,448
Interest expense	(211)	(53)	(4)	(11,236)	(11,504)
Other (expense)/income, net	(21)	—	1	1	(19)
Earnings from continuing operations before provision for income taxes	12,790	2,259	4,003	(17,127)	1,925
Total assets (Restated)	615,118	69,562	364,401	159,063	1,208,144
Capital expenditures, net of stimulus grant reimbursements	24,615	1,288	5,472	—	31,375

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the six months ended December 31, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$121,015	$19,823	$28,574	—	$169,412
Intersegment revenue	(2)	(1,993)	—	—	(1,995)

Revenue from external customers	121,013	17,830	28,574	—	167,417

Gross profit (revenue less operating costs excluding depreciation and amortization)	92,492	10,876	27,736	(1,112)	129,992
Depreciation and amortization	25,142	2,754	8,986	—	36,882
Operating income/(loss)	26,082	4,130	8,127	(7,961)	30,378
Interest expense	(423)	(107)	(11)	(20,131)	(20,672)
Other (expense)/income, net	(40)	—	2	9	(29)
Earnings from continuing operations before provision for income taxes	25,619	4,023	8,118	(28,083)	9,677
Capital expenditures, net of stimulus grant reimbursements	48,732	2,188	9,099	—	60,019

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the three months ended December 31, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$54,624	$7,744	$11,385	—	$73,753
Intersegment revenue	(813)	(653)	—	—	(1,466)

Revenue from external customers	53,811	7,091	11,385	—	72,287

Gross profit (revenue less operating costs excluding depreciation and amortization)	39,958	4,246	11,194	(1,015)	54,383
Depreciation and amortization	10,757	1,331	3,793	—	15,881
Operating income/(loss)	9,682	1,392	3,145	(1,514)	12,705
Interest expense	(259)	(56)	(3)	(8,714)	(9,032)
Other (expense)/income, net	(18)	—	2	—	(16)
Earnings from continuing operations before provision for income taxes	9,405	1,336	3,144	(10,228)	3,657
Total assets (Restated)	465,994	57,425	212,589	31,936	767,944
Capital expenditures, net of stimulus grant reimbursements	33,672	588	3,174	—	37,434

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the six months ended December 31, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$103,568	$15,307	$19,206	—	$138,081
Intersegment revenue	(1,608)	(1,261)	—	—	(2,869)

Revenue from external customers	101,960	14,046	19,206	—	135,212

Gross profit (revenue less operating costs excluding depreciation and amortization)	75,218	8,223	18,859	(2,030)	100,270
Depreciation and amortization	19,315	2,683	5,691	—	27,689
Operating income/(loss)	17,936	2,724	5,327	(4,618)	21,369
Interest expense	(520)	(115)	(5)	(14,649)	(15,289)
Other (expense)/income, net	(18)	—	4	(163)	(177)
Earnings from continuing operations before provision for income taxes	17,398	2,609	5,326	(19,430)	5,903
Capital expenditures, net of stimulus grant reimbursements	52,776	1,026	4,779	—	58,581

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

December 31, 2011

	September 30,	September 30,	September 30,	September 30,
	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Assets	(Issuer)	(Guarantor)
Current assets:	(Restated)	(Restated)	(Restated)	(Restated)
Cash and cash equivalents	$25,066	$795	$—	$25,861
Trade receivables, net	22,708	3,086	—	25,794
Due from related-parties	1,212	—	(103)	1,109
Prepaid expenses	6,857	1,018	—	7,875
Deferred income taxes	4,691	—	—	4,691
Other assets, current	1,194	15	—	1,209

Total current assets	61,728	4,914	(103)	66,539
Property and equipment, net	685,236	34,029	—	719,265
Intangible assets, net	118,053	22,477	—	140,530
Goodwill	111,534	7,450	—	118,984
Debt issuance costs, net	19,147	—	—	19,147
Investment in US Carrier	15,075	—	—	15,075
Deferred tax asset, non-current	120,441	—	—	120,441
Other assets, non-current	7,471	692	—	8,163
Investment in subsidiary	61,173	—	(61,173)	—

Total assets	$1,199,858	$69,562	$(61,276)	$1,208,144

Liabilities and member’s equity:
Current liabilities
Accounts payable	$14,489	$1,894	$—	$16,383
Accrued liabilities	31,586	3,414	—	35,000
Accrued interest	10,982	—	—	10,982
Capital lease obligations, current	1,081	132	—	1,213
Due to related-parties	15,541	103	(103)	15,541
Deferred revenue, current	20,865	449	—	21,314
Current portion of long-term debt	7,503	—	—	7,503

Total current liabilities	102,047	5,992	(103)	107,936
Capital lease obligations, non-current	10,006	—	—	10,006
Long-term debt, non current	682,704	—	—	682,704
Deferred revenue, non-current	122,708	1,202	—	123,910
Stock-based compensation liability	48,501	1,195	—	49,696
Other long term liabilities	5,007	—	—	5,007

Total liabilities	970,973	8,389	(103)	979,259
Member’s equity:
Member’s interest	258,137	47,011	(61,173)	243,975
(Accumulated deficit)/retained earnings	(29,252)	14,162	—	(15,090)

Total member’s equity	228,885	61,173	(61,173)	228,885

Total liabilities and member’s equity	$1,199,858	$69,562	$(61,276)	$1,208,144

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2011

	September 30,	September 30,	September 30,	September 30,
	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Assets	(Issuer)	(Guarantor)
Current assets:	(Restated)	(Restated)	(Restated)	(Restated)
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940
Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	84,144	836	—	84,980
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	46,407	—	(46,407)	—

Total assets	$785,847	$52,976	$(48,402)	$790,421

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligations, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272
Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	18,563	—	—	18,563
Other long term liabilities	2,724	—	—	2,724

Total liabilities	557,583	6,569	(1,995)	562,157
Member’s equity:
Member’s interest	255,573	36,267	(46,407)	245,433
(Accumulated deficit)/retained earnings	(27,309)	10,140	—	(17,169)

Total member’s equity	228,264	46,407	(46,407)	228,264

Total liabilities and member’s equity	$785,847	$52,976	$(48,402)	$790,421

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

(19) SUBSEQUENT EVENTS

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

The stratification of our revenue during the three months ended December 31, 2011 and 2010 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	September 30,	September 30,	September 30,	September 30,
	Three months ended
	December 31,
	2011		2010
	(in thousands)
Monthly Recurring Revenue	$82,663	93%	$69,518	96%
Amortization of deferred revenues	3,107	3	2,356	3
Other Revenue	3,204	4	413	1

Total	$88,974	100%	$72,287	100%

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

The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	September 30,	September 30,
	For the six months ended December 31,
	2011	2010
Expected provision at statutory rate of 34%	$3,291	$2,007
Increase due to:
Non-deductible stock-based compensation	3,081	2,316
State income taxes, net of federal benefit	967	228
Transactions costs not deductible	203	286
Other, net	56	56

Provision for income taxes	$7,598	$4,893

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 15, 2012, the Company restated its consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows as of and for the year ended June 30, 2011 and 2010 as reflected in Amendment No. 2 to the Company’s June 30, 2011 Annual Report on Form 10-K/A filed with the SEC on May 15, 2012. The restatement had a carryover impact on the consolidated balance sheets on Forms 10-Q/A in each of the quarters subsequent to June 30, 2010 and as a result, the Company filed amendments to its Quarterly Reports for the quarters ended September, 30, 2011 and December 31, 2011 on May 15, 2012.

The restatement is a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be discussed in our reports filed by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “controls and procedures” in Rules 13(a)-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (our “Original Filing”), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by our Original Filing.

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

The Company’s controls to evaluate the value of acquired assets and liabilities and record the related deferred income taxes associated with business combinations were not designed in a manner that ensured all relevant factors were considered. This material weakness resulted in a material error in accounting for deferred tax assets, goodwill and gain on bargain purchase recognized in connection with the Company’s acquisition of FiberNet.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company’s restatement of previously issued financial statements was a result of an error in the preparation of the stub period tax return of Fibernet which covered the period January 1, 2009 through September 9, 2009. The stub period tax return was prepared by a third party service provider and management did not have appropriate review controls over the tax-to-book adjustments included in the tax return to identify the error. Effective in the fourth quarter of fiscal 2012, management has implemented a control in which all tax-to-book adjustments, which are included on the stub period tax returns of acquired businesses, are tied out to detailed supporting records. The implementation of this control is designed to identify and remediate issues of this nature and improve our controls currently in place to ensure the ongoing reliability of our financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011,

ITEM 6.	EXHIBITS –

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among 360Networks Corporation, 360Networks (Fiber Holdco) Ltd., 360Networks (Fiber Subco) LTD., and Zayo Group, LLC dated as of October 6, 2011 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Fourth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

4.2	Fifth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.1	Term Loan Agreement by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, SunTrust Bank, as Collateral Agent, Royal Bank of Canada as Administrative Agent, and RBC Capital Markets, Barclays Capital and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, RBC Capital Markets and Barclays Capital, as Joint Physical Bookrunners, SunTrust Robinson Humphrey, Inc., as Joint Bookrunning Manager, and Barclays Capital and SunTrust Bank, as Co-Syndication Agents, dated December 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.2	Third Amendment to Credit Agreement, dated as of November 17, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 18, 2011).

10.3	Fourth Amendment and Supplement to Credit Agreement, dated as of December 1, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.4	Asset Purchase Agreement by and among Mercury Marquis Holdings, LLC and Zayo Colocation, Inc. dated as of December 30, 2011 (incorporated by reference to Exhibit 10.4 of Amendment No. 1 of our Quarterly Report on Form 10-Q/A Filed with the SEC on February 27, 2012).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

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