Form 10-Q
period 2012-03-31
Zayo Group LLC
filed 2012-05-15
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	June 30,
	2012	2011
		(Restated)
Assets
Current assets
Cash and cash equivalents	$17,233	$25,394
Trade receivables, net of allowance of $630 and $799 as of March 31, 2012 and June 30, 2011, respectively	32,013	13,983
Due from related-parties	194	187
Prepaid expenses	8,124	6,388
Deferred income taxes	4,350	3,343
Other assets, current	3,104	645

Total current assets	65,018	49,940

Property and equipment, net of accumulated depreciation of $148,601 and $101,941 as of March 31, 2012 and June 30, 2011, respectively	742,032	518,513
Intangible assets, net of accumulated amortization of $39,486 and $37,980 as of March 31, 2012 and June 30, 2011, respectively	136,642	104,672
Goodwill	129,170	84,980
Debt issuance costs, net of accumulated amortization of $5,126 and $2,746 as of March 31, 2012 and June 30, 2011, respectively	18,093	11,446
Investment in US Carrier	15,075	15,075
Deferred tax asset, non-current	94,229	—
Other assets, non-current	8,235	5,795

Total assets	$1,208,494	$790,421

Liabilities and member’s equity
Current liabilities
Accounts payable	$16,285	$12,988
Accrued liabilities	31,917	22,453
Accrued interest	1,411	10,627
Capital lease obligations, current	1,218	950
Due to related-parties	15,541	4,590
Deferred revenue, current	22,846	15,664
Current portion of long-term debt	7,546	—

Total current liabilities	96,764	67,272

Capital lease obligations, non-current	10,773	10,224
Long-term debt, non-current	682,418	354,414
Deferred revenue, non-current	132,144	63,893
Stock-based compensation liability	55,030	45,067
Deferred tax liability	—	18,563
Other long term liabilities	7,734	2,724

Total liabilities	984,863	562,157

Commitments and contingencies (Note 15)

Member’s equity
Member’s interest	241,373	245,433
Accumulated deficit	(17,742)	(17,169)

Total member’s equity	223,631	228,264

Total liabilities and member’s equity	$1,208,494	$790,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue	$105,042	$74,182	$272,459	$209,395

Operating costs and expenses
Operating costs, excluding depreciation and amortization	22,388	18,389	59,813	53,331
Selling, general and administrative expenses	30,420	23,201	79,075	67,422
Stock-based compensation	5,624	21,826	19,701	28,816
Depreciation and amortization	23,798	16,209	60,680	43,899

Total operating costs and expenses	82,230	79,625	219,269	193,468

Operating income/(loss)	22,812	(5,443)	53,190	15,927

Other income/(expense)
Interest expense	(14,450)	(9,005)	(35,122)	(24,293)
Other income/(expense), net	152	69	124	(109)

Total other expense, net	(14,298)	(8,936)	(34,998)	(24,402)

Earnings/(loss) from continuing operations before provision for income taxes	8,514	(14,379)	18,192	(8,475)

Provision for income taxes	11,166	2,583	18,765	7,477

Earnings/(loss) from continuing operations	(2,652)	(16,962)	(573)	(15,952)

Earnings from discontinued operations, net of income taxes	—	301	—	899

Net earnings/(loss)	$(2,652)	$(16,661)	$(573)	$(15,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

NINE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

(in thousands)

	Member’s	Accumulated	Total Member’s
	interest	Deficit	equity
Balance at July 1, 2011 (Restated)	$245,433	$(17,169)	$228,264
Capital contributed (cash)	1,350	—	1,350
Return of capital (cash)	(46)	—	(46)
Capital contributed (non-cash)	5,632	—	5,632
Contribution of 360 VoIP Inc. to parent	(11,654)	—	(11,654)
Accretion of preferred stock-based compensation	658	—	658
Net earnings	—	(573)	(573)

Balance at March 31, 2012	$241,373	$(17,742)	$223,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(573)	$(15,053)
Earnings from discontinued operations	—	899

Loss from continuing operations	(573)	(15,952)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities
Depreciation and amortization	60,680	43,899
Provision for bad debt expense	431	687
Non-cash interest expense	2,380	1,802
Amortization of deferred revenues	(9,584)	(6,493)
Stock-based compensation	19,701	28,816
Deferred income taxes	19,054	4,902
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(9,226)	(554)
Prepaid expenses	192	(614)
Other assets	(3,141)	2,959
Accounts payable and accrued liabilities	(31,732)	(4,028)
Payables to related parties	(10)	136
Deferred revenue	39,562	2,979
Other liabilities	2,658	(3,975)

Net cash provided by continuing operating activities	90,392	54,564

Cash flows from investing activities
Purchases of property and equipment	(105,556)	(88,453)
Broadband stimulus grants received	2,798	801
Acquisition of 360networks Holdings (USA) Inc., net of cash acquired	(317,891)	—
Acquisition of Marquis Holdings, LLC, net of cash acquired	(15,456)	—
Acquisition of American Fiber Systems Holdings Corporation, net of cash acquired	—	(110,000)
Acquisition of AGL Networks, LLC, net of cash acquired	—	(73,666)

Net cash used in investing activities	(436,105)	(271,318)

Cash flows from financing activities
Equity contributions	1,350	35,500
Return of capital	(46)	—
Advance from Communications Infrastructure Investments, LLC	10,951	17,616
Return of advances from Communications Infrastructure Investments, LLC	—	(13,026)
Principal repayments on capital lease obligations	(824)	(1,399)
Proceeds from long-term debt	335,550	103,000
Changes in restricted cash	(402)	785
Deferred financing costs	(9,027)	(4,106)

Net cash provided by financing activities	337,552	138,370

Cash flows from discontinued operations
Operating activities	—	2,787
Investing activities	—	(427)

Net cash provided by discontinued operations	—	2,360

Net decrease in cash and cash equivalents	(8,161)	(76,024)
Cash and cash equivalents, beginning of period	25,394	87,864
Increase in cash and cash equivalents of discontinued operations	—	208

Cash and cash equivalents, end of period	$17,233	$12,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

Supplemental disclosure of non-cash, investing and financing activities:

	Nine months ended
	March 31,
	2012	2011
Cash paid for interest	$44,664	$31,855
Cash paid for income taxes	1,376	2,519
Non-cash purchases of equipment through capital leasing	425	200
Increase in accrued expenses for purchases of property and equipment	2,902	3,180

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

(2) RESTATEMENT – FIBERNET PURCHASE ACCOUNTING

On May 7, 2012, the Audit Committee of the Board of Directors of the Company and management concluded that as a result of the identification of an error in accounting for the acquisition of Fibernet that occurred during the fiscal year ended June 30, 2010, the Company’s annual financial statements for fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each of the periods in 2011, and the interim financial statements for the first two quarters of the fiscal year ended June 30, 2012 should be restated.

The restatement is a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet Telecom Group Inc. (“FiberNet”). The error relates to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009 that resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets acquired and the resulting gain on bargain purchase.

The misstatement does not impact operating income or cash flows from operating, investing or financing activities for any of the periods impacted by the error. The correction of the amount of the deferred tax asset recorded in the acquisition of FiberNet had the following impact on condensed consolidated balance sheets of the Company and condensed consolidated statement of member’s equity as previously reported on the Company’s June 30, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2011:

	As of June 30, 2011
	Previously Reported	Correction	Restated
	(in thousands)
Adjustment to Consolidated Balance Sheets
Goodwill	83,820	1,160	84,980
Deferred tax liability	(8,322)	(10,241)	(18,563)
Accumulated deficit	(8,088)	(9,081)	(17,169)

Adjustment to Consolidated Statement of Member's Equity
Accumulated deficit	(8,088)	(9,081)	(17,169)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(3) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 15, 2012. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the operating results for any interim period or the full year.

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

Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZEN’s operations and therefore considers ZEN to be a discontinued operation. During the three and nine months ended March 31, 2011, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

c.	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to intangible assets and goodwill), allocating purchase price among the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowance against deferred tax assets, estimating the stock-based compensation liability, and various other items. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments in which the Company does not have significant influence over the investee, or investments that do not have a readily determinable fair value, are recorded using the cost method of accounting. Under this method, the investment is recorded in the balance sheet at historical cost. Subsequently, the Company recognizes as income any dividends received that are distributed from earnings since the date of initial investment. Dividends received that are distributed from earnings prior to the date of acquisition are recorded as a reduction of the cost of the investment. Cost method investments are reviewed for impairment if factors indicate that a decrease in value of the investment has occurred.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the three and nine months ended March 31, 2012 or 2011.

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

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April and when a triggering event occurs between impairment test dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit’s fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the three and nine months ended March 31, 2012 or 2011.

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

Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to down payments or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms. If the upfront payment made by a customer provides no benefit to the customer beyond the contract term, the upfront charge is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship.

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

The Company’s trade receivables, which are unsecured, are geographically dispersed. As of March 31, 2012, the Company had one customer with a trade receivable balance in excess of 10 percent of the Company’s consolidated net trade receivable

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

balance. This customer accounted for approximately 17 percent of the consolidated net trade receivable balance as of March 31, 2012. As of June 30, 2011 the Company had one customer with a trade receivable balance of 12 percent of total receivables. During the three and nine months ended March 31, 2012, the Company had one customer that accounted for approximately 14 percent and 13 percent of the Company’s monthly recurring revenue, respectively. During the three and nine months ended March 31, 2011, the Company had one customer that accounted for 13 and 12 percent of the Company’s monthly recurring revenue, respectively. No other single customer accounted for more than 10 percent of the Company’s revenue during these periods.

p.	Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Current GAAP requires an entity to perform a two-step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is no longer required to complete the two step goodwill impairment evaluation. Management adopted this new guidance in fiscal 2012.

Management has reviewed all other new accounting pronouncements with deferred effective dates and believes they will not have a material impact on the Company’s consolidated results of operations, financial condition, or financial disclosures.

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

Acquisitions during the nine months ended March 31, 2012

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,400 and acquired $709 in cash balances. In March 2012, the Company received $400 in cash from an escrow account as a final working capital adjustment. As a result, the net consideration paid for the transaction was $317,891. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan (“Term Loan”) which was entered into on December 1, 2011 (See Note 10 – Long Term Debt) and cash on hand.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The Company has recognized the assets and liabilities of 360networks based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. Management expects to complete its final fair value determinations no later than the first quarter of fiscal 2013.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. The assets and liabilities associated with the spun-off VoIP business are netted within the caption Net assets of VoIP 360, Inc.

360networks
Acquisition date	December 1, 2011
Current assets	$11,764
Property and equipment	167,116
Deferred tax assets, net	137,091
Intangibles	34,940
Goodwill	37,594
Other assets	203

Total assets acquired	388,708

Current liabilities	32,881
Deferred revenue	45,455
Other liabilities	3,472

Total liabilities assumed	81,808

Net assets acquired	306,900

Net assets of VoIP360 Inc.	11,700
Less cash acquired	(709)

Purchase consideration/Net cash paid	$317,891

Subsequent to the acquisition date, the Company has incurred net cash outflows of $26,000 associated with the assumed working capital deficit. The net cash outflows associated with fulfilling the working capital deficit are reflected in the condensed consolidated statement of cash flows within cash flows from operating activities.

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

The goodwill of $37,594 arising from the 360networks acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification and leverage benefits that are expected from the combined networks. The goodwill associated with the 360networks acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the business units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the business units. Goodwill of $13,471 and $24,123 was allocated to the Zayo Bandwidth (“ZB”) and Zayo Fiber Solutions (“ZFS”) business units, respectively.

In connection with the 360networks acquisition, the Company acquired significant intangible assets, including customer relationships, certifications and trade names. The customer relationships represent a valuable intangible asset as the Company anticipates continued business from the 360networks customer base. The Company valued the 360networks customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $30,904. Management estimates the useful life of the acquired customer relationships to be 20 years. The Company also acquired numerous certifications that allow the Company to operate in the areas in which the legacy 360networks company operated. The Company valued the certifications utilizing a cost based valuation approach, which resulted in an estimated fair value of $3,488. The certifications have an indefinite useful life and are not subject to amortization but will be reviewed for impairment in accordance with the Companies policy for valuing intangible assets with indefinite useful lives. The Company also acquired various trade names in the acquisition, which were valued utilizing the relief from royalty method. The Company estimates the fair value of the trade names to be $548. The Company intends to utilize the acquired trade name asset for a period of one year. Management does not believe the acquired trade names have material value after this one-year period and as such the trade name asset is being amortized over a period of 12 months.

The previous owners of 360networks had entered into various agreements, including IRU agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure in exchange for upfront cash payments. The revenue associated with these contracts was deferred and is being recognized over the contract term. The Company recorded the acquired deferred revenue balance at the acquisition date fair value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $45,455 was assigned to the acquired deferred revenue balance of 360networks. The acquired deferred revenue is being recognized over the next three to twenty years.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Based on the Company’s preliminary fair value assessment related to deferred tax assets acquired in the 360networks acquisition, a value of $137,091 was assigned to the acquired deferred tax assets. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

December 1, 2011
Deferred income tax assets
Net operating loss carry forwards	$139,218
Property and equipment	39,686
Deferred revenue	16,075
Accrued expenses	3,476
Allowance for doubtful accounts	53

Total deferred income tax assets	198,508

Deferred income tax liabilities
Intangible assets	(8,532)

Total deferred income tax liabilities	(8,532)

Less: Valuation allowance	(52,885)

Net deferred income tax (liability)/assets	$137,091

The Company acquired a total of $397,697 of net operating loss carry forwards (“NOLs”) from the 360networks acquisition. The acquisition was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOLs are subject to an annual limitation, and thus the Company is limited in its ability to use the acquired NOLs to reduce its income tax liabilities. The current annual NOL usage limitation as it relates to the NOLs acquired from 360networks is $11,765. Based on the Company’s forecasted taxable income and the dates in which the acquired NOLs expire, management estimates that it will not be able to utilize $155,544 of the acquired NOLs. The Company’s preliminary estimate of the valuation allowance associated with the acquired deferred tax assets is $52,885. This preliminary estimate represents the impact of the limitations on the Company’s ability to offset future taxable income with these NOLs before they expire. The Company is pending the receipt of additional documentation which will be utilized in the Company’s overall assessment of the fair value of the net deferred tax assets acquired which includes an analysis of uncertain tax positions and limitations on the Company’s ability to utilize acquired NOLs following earlier ownership changes.

Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, the Company entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of MarquisNet for a purchase price of $15,875, subject to post-closing adjustments. In connection with the agreement, the parties estimated the Company would assume a net working capital deficit of approximately $419. As such the consideration paid for the transaction was reduced to $15,456 and is subject to adjustment. The acquisition was funded with a draw on the Company’s revolving line-of-credit.

The acquired MarquisNet business operates a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada. With this acquisition, the Company’s zColo business unit operates twelve interconnect-focused colocation facilities.

The Company has recognized the assets and liabilities of MarquisNet based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. Management expects to complete its final fair value determinations no later than the fourth quarter of fiscal 2012. The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on the Company’s preliminary estimates of the fair values on the acquisition date.

MarquisNet
Acquisition date	December 31, 2011
Current assets	$60
Property and equipment	1,295
Intangibles — customer relationships	7,874
Goodwill	6,614

Total assets acquired	15,843

Current liabilities	254
Other liabilities	133

Total liabilities assumed	387

Purchase consideration/Net cash paid	$15,456

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

Acquisitions during the year ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in US Carrier Telecom Holdings, LLC (“US Carrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the Company’s $100,000 note issuance — See Note 10 — Long-Term Debt.

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

Acquisition costs

Acquisition costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred acquisition-related costs of $1,554 and $23 during the three months ended March 31, 2012 and 2011, respectively and $3,363 and $865 during the nine months ended March 31, 2012 and 2011, respectively. Acquisition costs have been charged to selling, general and administrative expenses during these periods.

Pro-forma Financial Information

The unaudited pro forma results presented below include the effects of the Company’s December 1, 2011 acquisition of 360networks and the December 31, 2011 acquisition of MarquisNet as if the acquisitions had been consummated as of July 1, 2010. The pro-forma earnings/(loss) for the three and nine month periods ended March 31, 2012 and 2011 include the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and an adjustment to revenue as a result of the acquisition date valuation of acquired deferred revenue balances. The pro-forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of July 1, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenue	$105,042	$93,618	$308,920	$264,654
Loss from continuing operations	$(2,652)	$(20,083)	$(5,021)	$(23,184)

Pending and Recently Closed Acquisitions

On March 18, 2012, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with AboveNet Inc. (“AboveNet”), a Delaware corporation, and provider of high-bandwidth connectivity solutions.

Upon the close of the transaction contemplated by the Agreement, the Company will acquire 100 percent of the outstanding capital stock of AboveNet. The contractual purchase price is $2,278,504. In connection with the Agreement, the Company will assume net cash of approximately $62,000 resulting in the net consideration paid for the transaction of approximately $2,216,504. Upon closing the acquisition, each outstanding share of AboveNet common stock will be converted into the right to receive $84 in cash.

The Agreement is subject to customary closing conditions (including regulatory approval) and includes customary representations, warranties, covenants and agreements.

The acquisition is not subject to any financing conditions. Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC have committed to provide the Company with sufficient committed debt financing that together with equity commitments totaling $290,000 from GTCR and Charlesbank Capital Partners will allow the Company to consummate the acquisition and repay or refinance certain existing indebtedness of the Company and AboveNet. The commitments are subject to customary conditions, including but not limited to the consummation of the acquisition.

AboveNet is a facilities-based provider of high-bandwidth connectivity solutions that provides services in 17 markets in the U.S. and four markets in Europe through their fiber-optic networks in metro markets, their long haul network connecting those markets and their IP network. AboveNet’s metro market networks span over 2.2 million fiber miles across over 9,000 route miles. Their long haul fiber-optic communications network spans over 13,000 route miles and interconnects each of their U.S. metro networks and each of their European markets. AboveNet operates dense wavelength-division multiplexing equipment over their fiber to provide large amounts of bandwidth capability between their metro networks for their customer needs and for their IP network. AboveNet uses undersea capacity on the Japan-US Cable Network to provide connectivity between the United States and Japan and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the United States to Europe and from London to continental Europe.

On May 1, 2012, the Company acquired 100 percent of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC and Lansing Fiber Communications (collectively “AriaLink”). The purchase price, which was funded with cash on hand, was $18.0 million, which is subject to certain post-closing adjustments.

The acquisition adds 930 new route miles to Zayo’s national footprint, including 400 miles of metro networks in Lansing and Ann Arbor, Michigan. Arialink’s network will be interconnected with the Company’s existing network, enabling end-to-end bandwidth infrastructure services between Zayo’s existing 45,000 mile national network and Arialink’s network in Michigan.

The resulting combined fiber network, assuming a successful closing of the AboveNet acquisition and the May 1, 2012 acquisition of Arialink, will total over 69,000 route miles.

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

Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZEN operations effective April 1, 2011. Therefore, for the three and nine months ended March 31, 2011, the results of the operations of ZEN have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying condensed consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

Earnings from discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of operations are comprised of the following:

	Three months ended March 31, 2011	Nine months ended March 31, 2011
Revenue	$5,470	$16,722

Earnings before income taxes	515	1,536
Income tax expense	214	637

Earnings from discontinued operations, net of income taxes	$301	$899

The Company continues to have ongoing contractual relationships with ZEN, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide ZEN with certain data and colocation services and ZEN has contractual relationships to provide the Company with certain enterprise services. Prior to April 1, 2011, transactions with ZEN were eliminated upon consolidation. Since the spin-off date, transactions with ZEN have been included in the Company’s results of operations. See Note 16 — Related-Party Transactions, for a discussion of transactions with ZEN during the three and nine months ended March 31, 2012.

(6) INVESTMENT IN US CARRIER

In connection with the AFS merger, the Company acquired an ownership interest in US Carrier. US Carrier is a regional provider of certain telecommunication services to and from cities and rural communities throughout Georgia and other states in the Southeast United States. AFS Inc.’s continued ownership in US Carrier is comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. Subsequent to the AFS merger, the board of managers of US Carrier has recognized AFS Inc.’s economic interest in US Carrier; however, the board of managers has claimed that the AFS merger at the American Fiber Systems Holdings Corporation level resulted in an unauthorized transfer of AFS Inc.’s ownership interest under the US Carrier operating agreement which would result in a loss of AFS Inc.’s voting interest. The Company has requested the financial information which would be necessary to account for the US Carrier investment utilizing the equity method of accounting but has been denied regular access to this information by the board of managers of US Carrier. The Company has also requested that US Carrier recognize AFS Inc.’s continued and uninterrupted representation on the board of managers but such requests have been denied. AFS Inc. has filed an arbitration proceeding against US Carrier to protect its ownership position in US Carrier, including all of its rights under the US Carrier operating agreement. Although the Company has a significant ownership position in US Carrier, at this time and in light of US Carrier’s wrongful actions, AFS Inc. is unable to exercise significant influence over US Carrier’s operating and financial policies and as such the Company has accounted for this investment utilizing the cost method of accounting.

At the time of the AFS merger, management estimated the fair value of its interest in US Carrier to be $15,075. In valuing the Company’s interest in US Carrier, management used both an income- and market- based approach to estimate the acquisition date fair value. Since the acquisition, the Company has not received any dividend payments from US Carrier nor has the Company invested any additional capital in US Carrier. As of March 31, 2012, management is not aware of any triggering events that could result in an impairment of the US Carrier investment.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(7) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives	March 31,	June 30,
	(in years)	2012	2011
Land	N/A	$490	$228
Building improvements and site improvements	8 to15	26,064	11,692
Furniture, fixtures and office equipment	3 to7	1,328	1,295
Computer hardware	2 to 5	3,409	3,461
Software	2 to 3	3,321	4,243
Machinery and equipment	3 to 7	10,959	6,469
Fiber optic equipment	4 to 8	425,182	326,163
Circuit switch equipment	10	8,481	7,378
Packet switch equipment	3 to 5	22,545	20,727
Fiber optic network	8 to 20	284,391	192,926
Construction in progress	N/A	104,463	45,872

Total		890,633	620,454
Less accumulated depreciation		(148,601)	(101,941)

Property and equipment, net		$742,032	$518,513

The Company recognized depreciation expense of $19,966 and $12,890 during the three months ended March 31, 2012 and 2011, respectively. The Company recognized depreciation expense of $49,837 and $34,535 during the nine months ended March 31, 2012 and 2011, respectively. During the nine months ended March 31, 2012, the Company wrote-off $3,177 of fully depreciated property and equipment. No fully depreciated property and equipment was written off during the nine months ended March 31, 2011.

Included within the Company’s property and equipment balance are capital leases with a cost basis of $13,045 (net of accumulated depreciation of $4,603) and $12,215 (net of accumulated depreciation of $3,611) as of March 31, 2012 and June 30, 2011, respectively. The Company recognized depreciation expense associated with assets under capital leases of $390 and $286 during the three months ended March 31, 2012 and 2011, respectively, and $992 and $986 during the nine months ended March 31, 2012 and 2011, respectively.

During the nine months ended March 31, 2012 and 2011, the Company received a total of $2,798 and $801, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $31,894 in grant money related to grant agreements entered into as a direct recipient under the Program as of March 31, 2012 which will offset capital expenditures in future periods. The Company anticipates receiving this $31,894 in stimulus reimbursements over the next 12 months. As of March 31, 2012, the Company has incurred $15,030 of capital expenditures which are pending reimbursement from the Program. The Company’s property and equipment balance will be reduced by this amount upon receipt of these reimbursements. See Note 15 — Commitments and Contingencies- Other Commitments.

During the three months ended March 31, 2012 and 2011, the Company capitalized interest in the amount of $1,968 and $952, respectively, and $3,614 and $952 during the nine months ended March 31, 2012 and 2011, respectively. The Company also capitalized $2,534 and $1,671 of labor to property and equipment accounts during the three months ended March 31, 2012 and 2011, respectively, and $6,405and $4,306 during the nine months ended March 31, 2012 and 2011, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(8) GOODWILL

The Company’s goodwill balance was $129,170 and $84,980 as of March 31, 2012 and June 30, 2011, respectively, and was allocated as follows to the Company’s business units:

	As of June 30,				As of March 31,
	2011		Additions	Adjustments	2012
	(Restated	)
Zayo Bandwidth	$72,062		$9,546	$3,910	$85,518
Zayo Fiber Solutions	12,082		17,940	6,183	36,205
zColo	836		6,614	(3)	7,447

Total	$84,980		$34,100	$10,090	$129,170

Additions to goodwill during the period relate to the acquisitions of 360networks and MarquisNet (See Note 4 – Acquisitions).

(9) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of March 31, 2012 and June 30, 2011 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2012
Customer relationships	$172,092	$(39,303)	$132,789
Certifications	3,488	—	3,488
Trade names	548	(183)	365

Total	$176,128	$(39,486)	$136,642

June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Trade names	500	(500)	—

Total	$142,652	$(37,980)	$104,672

The weighted average amortization period for the Company’s finite lived intangible assets is 12.4 years. The amortization of intangible assets during the three months ended March 31, 2012 and 2011 was $3,832 and $3,319, respectively, and $10,843 and $9,364 during the nine months ended March 31, 2012 and 2011, respectively.

During the nine months ended March 31, 2012, the Company wrote off $9,335 in fully amortized intangible assets. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2012 (remaining three months)	$4,024
2013	15,778
2014	13,334
2015	10,954
2016	10,859
Thereafter	78,205

Total	$133,154

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(10) LONG-TERM DEBT

On December 1, 2011 the Company and Zayo Capital, Inc. entered into a $315,000 senior secured term loan facility (the “Term Loan”). The net proceeds from the Term Loan were approximately $296,523 after deducting the discount on the Term Loan of $9,450 and debt issuance costs of approximately $9,027. The Term Loan is being accreted to its par value over the term of the loan as additional interest expense. The effective interest rate on the Term Loan issued is 8.26%. The proceeds of the Term Loan were used to partially fund the acquisition of 360networks (See Note 4 – Acquisitions). The Term Loan has a maturity date of September 15, 2016 and the borrowings thereunder bear interest at varying levels based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 5.5 percent (subject to a minimum LIBOR rate of 1.5 percent) or a specified base rate plus a spread of 4.5 percent. As of March 31, 2012, the applicable interest rate on the Term Loan was 7.0 percent. The balance on the Term Loan was $305,440, net of the unamortized discount of $8,772, as of March 31, 2012.

The Company is required to make quarterly principal payments on the Term Loan of approximately $788. Additionally, the Company will be required to make principal prepayments on the Term Loan from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances and condemnation events. Any balance remaining on the Term Loan on September 15, 2016 will be due on that date.

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

The balance of the Notes was $350,127 and $350,147 at March 31, 2012 and June 30, 2011, net of unamortized premiums and discounts of $127 and $147, respectively.

In October 2010, in connection with the AFS merger, the Company issued a promissory note to the former owners of AFS in the amount of $4,500. The note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. The Company recognized interest expense and a corresponding increase to the promissory note obligation of $44 and $42 during the three months ended March 31, 2012 and 2011, respectively, and $130 and $83 during the nine months ended March 31, 2012 and 2011, respectively. The balance of the promissory note was $4,397 and $4,266 as of March 31, 2012 and June 30, 2011, respectively.

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

As of March 31, 2012, $30,000 was outstanding under the Revolver. No amounts were outstanding on the Revolver as of June 30, 2011. Standby letters of credit were outstanding in the amount of $6,166 and $6,420 as of March 31, 2012 and June 30, 2011, respectively, resulting in $63,834 and $93,580 being available on the Revolver as of March 31, 2012 and June 30, 2011, respectively. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5 percent per annum based upon the Company’s leverage ratio. As of March 31, 2012, the interest rate was 4.75 percent.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of March 31, 2012:

Year ending June 30,
2012 (remaining three months)	$788
2013	7,650
2014	33,150
2015	3,150
2016	3,150
2017	650,825

Total	$698,713

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

Debt issuance costs

Debt issuance costs have been capitalized on the accompanying consolidated balance sheets and are being amortized using the effective interest rate method over the term of the respective borrowing agreement, unless terminated earlier, at which time the unamortized costs are immediately expensed. The balance of debt issuance costs as of March 31, 2012 and June 30, 2011 was $18,093 (net of accumulated amortization of $5,126) and $11,446 (net of accumulated amortization of $2,746), respectively. Interest expense associated with the amortization of debt issuance costs was $1,059 and $593 during the three months ended March 31, 2012 and 2011, respectively and $2,380 and $1,685 during the nine months ended March 31, 2012 and 2011, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s outstanding Notes and Term Loan.

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

Applicable Period	Applicable Ratio
For the twelve-month periods ending December 31, 2011 and March 31, 2012	4.50 to 1.00
For the twelve-month periods ending June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013	4.00 to 1.00
For the twelve-month periods ending December 31, 2013 and for each fiscal quarter thereafter	3.50 to 1.00

Fixed-charge coverage ratio: Pursuant to the Credit Agreements, the Company shall not permit at the end of each applicable fiscal quarter, its Fixed Charge Coverage Ratio, which is defined in the Credit Agreements as the ratio of the Company’s Annualized EBITDA (as defined in the Credit Agreements) during the most recent quarter minus speculative Capital Expenditures (as defined in the Credit Agreements) for the twelve month period then ended to interest expense for the twelve month period then ended to be less than the required amount for the applicable period set forth below:

Applicable Period	Applicable Ratio

For the twelve-month periods ending December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012	2.25 to 1.00

For the twelve-month periods ending March 31, 2013 and June 30, 2013	2.50 to 1.00

For the twelve-month periods ending September 30, 2013 and December 31, 2013	2.75 to 1.00

For the twelve-month periods ending March 31 2014, June 30, 2014 and September 30, 2014	3.00 to 1.00

For the twelve-month periods ending December 31, 2014 and for each fiscal quarter thereafter	3.25 to 1.00

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

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2012.

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

The Company’s provision for income taxes during the three and nine months ended March 31, 2012 and 2011 is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Federal income taxes — current	$(648)	$409	$(648)	$633
Federal income taxes — deferred	8,767	413	14,900	4,236

Provision for federal income taxes	8,119	822	14,252	4,869

State income taxes — current	(609)	1,548	359	1,942
State income taxes — deferred	3,656	213	4,154	666

Provision for state income taxes	3,047	1,761	4,513	2,608

Total provision for income taxes	$11,166	$2,583	$18,765	$7,477

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

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (34%) to the earnings before income taxes during the three and nine month periods ended March 31, 2012 and 2011 follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Expected provision at statutory rate of 34%	$2,894	$(4,889)	$6,185	$(2,881)
Increase due to:
Non-deductible stock-based compensation	5,610	6,610	8,691	8,925
State income taxes, net of federal benefit	2,011	826	2,978	1,095
Transaction costs not deductible	879	8	1,082	294
Other, net	(228)	28	(171)	44

Provision for income taxes	$11,166	$2,583	$18,765	$7,477

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

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2007 to 2010 however, to the extent that the Company has an NOL which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves, when the management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex, as such; it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. At March 31, 2012 and June 30, 2011, there were no unrecognized tax benefits. As of March 31, 2012 and June 30, 2011, there was no accrued interest or penalties related to uncertain tax positions.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Management believes it is more likely than not that it will utilize a portion of its net deferred tax assets to reduce or eliminate tax payments in future periods. The Company’s evaluation encompassed (i) a review of its recent history of profitability for the past three years (excluding permanent book versus tax differences) and (ii) a review of internal financial forecasts demonstrating its expected capacity to utilize its deferred tax assets. Based on review of the Company’s forecasted taxable income, the timing of the reversal of temporary tax differences and the expiration date of the Company’s NOLs, management estimates the valuation allowance associated with the deferred tax assets to be $52,885 and $0 as of March 31, 2012 and June 30, 2011, respectively. The valuation allowance at March 31, 2012 relates to the limitation on the Company’s ability to utilize a portion of the NOLs acquired from 360networks before they expire (See Note 4 — Acquisitions).

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

During the nine months ended March 31, 2011, CII contributed $35,500 in capital to the Company through Holdings. CII funded this amount from equity contributions from its investors. During the nine months ended March 31, 2012, the Company received an additional $1,350 in capital from Holdings. Additionally, during the nine months ended March 31, 2012 the Company distributed $46 in cash received in the 360networks acquisition to Holdings. As of March 31, 2012, the Company has available equity commitments from existing and future CII investors of up to $290,000 (See Note 4 — Acquisitions).

CII has issued preferred units to certain executives as compensation. The terms of these preferred unit awards require equity accounting treatment. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.

During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units was $240 during the nine months ended March 31, 2011. These Class A Preferred Units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.

In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of three years. Management estimated the fair value of the equity awards on the grant date to be $312. In March of 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 Class B preferred units issued to the Board member and a reversal of the stock compensation expense recognized related to the grant. The grant date fair value of the 73,059 class B preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for these grants during the three and nine months ended March 31, 2012 was $14 and $57, respectively, and $(10) and $35 during the three and nine months ended March 31, 2011, respectively.

In December 2010, CII issued 390,000 Class B preferred units to a founder of the Company. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years, which began October 31, 2010. In January of 2011, CII issued an additional 580,000 Class B preferred units to the same founder. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years, which began October 31, 2010. The preferred units issued to the Company founder are in lieu of any significant cash compensation for the founder during the three-year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the three and nine months ended March 31, 2012 was $200 and $601, respectively and $200 and $334 during the three and nine months ended March 31, 2011.

As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying condensed consolidated statements of operations.

As discussed in Note 4 — Acquisitions, the assets and liabilities supporting 360networks legacy VoIP business were spun-off to Holdings on December 1, 2011. Management estimates that the fair value of the net assets spun-off to Holdings was $11,700, including $46 in cash. The fair value of the net assets, excluding cash, distributed to Holdings is reported as a non-cash reduction to the Company’s member’s equity account.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

As discussed in Note 13 — Stock Compensation, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the distribution to employees of the Company was $9,080. The distribution was funded by CII which resulted in a non-cash capital contribution to the Company and is reflected as such in the condensed consolidated statement of member’s equity.

Holdings is the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Subsequent to spinning the ZEN segment to Holdings, Holdings contributed the assets and liabilities of the historical ZEN segment to Onvoy. Holdings allows for the sharing of Holding’s NOL carry forwards between the Company and OVS. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entities’ member’s equity. During the nine months ended March 31, 2012, the Company member’s equity balance decreased by $4,142 as a result of transferring net deferred tax assets to Onvoy.

(13) STOCK COMPENSATION

As of June 30, 2011, the Company had been given authorization by CII to issue 125,000,000 of CII’s common units as profits interest awards to employees and directors. During the nine months ended March 31, 2012, management was given authorization by CII to issue an additional 200,000,000 common units to employees and directors.

As of March 31, 2012, CII had six classes of common units with different liquidation preferences — Class A, B, C, D, E and F units. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. At March 31, 2012, 169,895,042 common units were issued and outstanding to employees and directors of the Company and 149,831,622 common units were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date until the date of settlement.

As of March 31, 2012 and June 30, 2011, the estimated fair value of the common units was as follows:

Common Unit Class	March 31, 2012	June 30, 2011
	(estimated per share value)
Class A	$1.00	$0.81
Class B	$0.77	$0.58
Class C	$0.49	$0.33
Class D	$0.44	$0.31
Class E	$0.35	$0.23
Class F	$0.30	n/a

The liability associated with the common units was $55,030 and $45,067 as of March 31, 2012 and June 30, 2011, respectively. The stock-based compensation expenses associated with the common units were $5,410 and $19,043 during the three and nine months ended March 31, 2012, respectively and $21,636 and $28,207 during the three and nine months ended March 31, 2011, respectively.

The holders of common units are not entitled to transfer their units or receive dividends or distributions, except at the discretion of the Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

20 percent, occurs if the return multiple realized by the preferred unit holders reaches 3.5 times the preferred holder’s capital contributions. As discussed above, the Class A common unit holders receive proceeds from a liquidation event once the preferred shareholders capital contributions and accrued dividends are returned. The Class B common unit holders begin sharing in the proceeds of a liquidation event once the Class A common unit holders have been distributed a total of $15,000 of the liquidation proceeds. The Class C common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $40,000 in proceeds. The Class D common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $45,000 in proceeds. The Class E common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $75,000 in proceeds. Lastly, the Class F common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $95,000 in proceeds.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution will retain all of their common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the three and nine months ended March 31, 2012, $76 and $9,080 was distributed to the Company’s common unit holders, respectively. The distribution was paid by CII and is reflected in the Company’s Condensed Consolidated Statement of Member’s Equity as a capital contribution (non-cash). Common unit holders electing to receive the early distribution forfeited $13 and $1,602 in previously recognized stock-based compensation during the three and nine months ended March 31, 2012, respectively.

(14) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at March 31, 2012 and June 30, 2011 due to the short maturity of these instruments. The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or accretion of premiums and was $350,127 and $350,147 as of March 31, 2012 and June 30, 2011, respectively. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the fair value of the Notes as of March 31, 2012 and June 30, 2011, is estimated to be $390,250 and $385,875, respectively. The carrying value of the Company’s Term Loan reflects the original amounts borrowed, net of the unamortized discount and was $305,440 as of March 31, 2012. Based on current market interest rates for debt of similar terms and average maturities, the carrying value of the Term Loan as of March 31, 2012 approximates fair value. The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being recognized through October 2012. The fair value of this note is not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the March 31, 2012 carrying value of the AFS promissory note approximates fair value. The Company records its stock-based compensation liability at its estimated fair value.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	March 31, 2012	June 30, 2011
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$55,030	$45,067

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

(15) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At March 31, 2012, the Company was contractually committed for $32,129 of capital expenditures for construction materials and purchases of property and equipment. These purchase commitments exclude commitments related to stimulus projects – see – Other Commitments. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchases are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding letters of credit

As of March 31, 2012, the Company had $6,166 in outstanding letters of credit, primarily to collateralize surety bonds securing the Company’s performance under various contracts.

Other commitments

In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,140 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April of 2010 and began receiving grant funds in May 2010. As of March 31, 2012, the Company has been reimbursed for $96 of expenses and $5,945 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project. The Company anticipates this project will be completed within the next 12 months.

In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,382 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of March 31, 2012, the Company has been reimbursed for $121 of expenses and $467 of capital expenditures related to the Anoka Stimulus Project. The Company anticipates this project will be completed within the next 12 months.

In September 2011, the company signed a sub-recipient agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. The award of approximately $30,032 to Com Net will expand broadband

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of Zayo, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to Zayo’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30 percent match on the assets to which the Company will take ownership. The company anticipates the project will be completed by July 2013. As of March 31, 2012, the Company has incurred $38 in capital expenditures associated with this project.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, claims, commitments, and contingent liabilities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

In December 2011, a lawsuit was filed by Idacorp, Inc. (“Idacorp”) against AFS. On October 1, 2010, the Company completed a merger with American Fiber Systems Holdings Corporation, the parent company of AFS. On October 12, 2006, Idacorp and AFS entered into a stock purchase agreement under which Idacorp agreed to sell to AFS 100% of the equity interest in Idacomm, a provider of telecommunications services and commercial Internet services in Idaho and Nevada, for a purchase price of $10,000 subject to certain post close adjustments. Per the terms of the stock purchase agreement there was a holdback clause which allowed AFS to hold back $2,000 of the purchase price to satisfy certain indemnification claims. The holdback was established in 2006 as both Idacorp and AFS were aware of a potential indemnification claim which could be imposed by the City of Las Vegas which would require certain aerial fibers owned by Idacomm to be relocated to underground locations in the Las Vegas, Nevada area. In 2009 (and then again in 2010), AFS notified Idacorp of indemnification claims against the holdback related to the City of Las Vegas’s “Project Clear Skies” and other matters. Project Clear Skies is a plan for relocating aerial utilities to underground locations in the Las Vegas area. As the indemnification claims are valid and were received within the holdback period, the Company does not believe the lawsuit filed by Idacorp has merit and as such has not accrued for the $2,000 holdback. As of March 31, 2012, no loss contingencies have been accrued related to this lawsuit. The Company has an accrued liability of $2,765 within other liabilities on the condensed consolidated balance sheet as of March 31, 2012 which represents the estimated cost associated with relocating the legacy Idacomm aerial fibers in the Las Vegas area to underground locations as would be required under the Project Clear Skies initiative.

(16) RELATED-PARTY TRANSACTIONS

As of March 31, 2012 and June 30, 2011, the Company had a due to related-party balance with CII of $15,541 and $4,590, respectively, which is payable on demand. During the nine months ended March 31, 2011, CII made an advance payment to the Company in the amount of $17,616 of which $13,026 was returned to CII during the same period. The advance was used to make an interest payment on the Company’s Notes. The liability to CII as of March 31, 2012 relates to the net $4,590 interest payment made by CII on the Company’s Notes in March 2011 and $10,951 in cash provided to the Company to fund the December 2011 acquisition of 360networks.

The Company has contractual relationships with Onvoy, which are based on agreements which were entered into at estimated market rates. The Company has contractual relationships to provide Onvoy with certain data and colocation services and Onvoy has contractual relationships to provide the Company with certain voice and enterprise services. As of March 31, 2012 and June 30, 2011, the Company had a net receivable balance due from Onvoy in the amount of $194 and $187, respectively, related to services provided. The following table represents the revenue and expense transactions recognized with Onvoy which are included in the Company’s condensed consolidated statement of operations during the three and nine months ended March 31, 2012 and 2011.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue	$1,635	$1,109	$4,824	$3,396
Operating costs	125	96	375	279
Selling, general and administrative	371	52	446	131

Net	$1,139	$961	$4,003	$2,986

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended March 31, 2012
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$74,759	$11,770	$19,620	$—	$106,149
Intersegment revenue	(3)	(1,104)	—	—	(1,107)

Revenue from external customers	74,756	10,666	19,620	—	105,042

Gross profit (revenue less operating costs excluding depreciation and amortization)	57,271	6,806	19,162	(585)	82,654
Depreciation and amortization	15,221	1,654	6,923	—	23,798
Operating income/(loss)	21,984	3,015	6,261	(8,448)	22,812
Interest expense	(199)	(54)	(9)	(14,188)	(14,450)
Other (expense)/income, net	151	—	1	—	152
Earnings from continuing operations before provision for income taxes	21,936	2,961	6,253	(22,636)	8,514
Total assets	637,421	71,212	375,461	124,400	1,208,494
Capital expenditures, net of stimulus grant reimbursements	31,071	3,205	8,462	—	42,738

	As of and for the nine months ended March 31, 2012
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$195,774	$31,593	$48,194	—	$275,561
Intersegment revenue	(5)	(3,097)	—	—	(3,102)

Revenue from external customers	195,769	28,496	48,194	—	272,459

Gross profit (revenue less operating costs excluding depreciation and amortization)	149,764	17,682	46,898	(1,698)	212,646
Depreciation and amortization	40,362	4,409	15,909	—	60,680
Operating income/(loss)	48,067	7,144	14,388	(16,409)	53,190
Interest expense	(622)	(161)	(20)	(34,319)	(35,122)
Other (expense)/income, net	110	—	3	11	124
Earnings from continuing operations before provision for income taxes	47,555	6,983	14,371	(50,717)	18,192
Capital expenditures, net of stimulus grant reimbursements	79,804	5,393	17,561	—	102,758

	As of and for the three months ended March 31, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$54,666	$9,136	$11,861	$ — $	75,663
Intersegment revenue	(448)	(1,033)	—	—	(1,481)

Revenue from external customers	54,218	8,103	11,861	—	74,182

Gross profit (revenue less operating costs excluding depreciation and amortization)	40,688	4,661	11,482	(1,038)	55,793
Depreciation and amortization	10,962	1,354	3,893	—	16,209
Operating income/(loss)	3,704	1,324	1,197	(11,668)	(5,443)
Interest expense	(203)	(54)	(5)	(8,743)	(9,005)
Other (expense)/income, net	(19)	—	2	86	69
Earnings from continuing operations before provision for income taxes	3,482	1,270	1,194	(20,325)	(14,379)
Total assets (Restated)	479,379	55,059	212,230	26,776	773,444
Capital expenditures, net of stimulus grant reimbursements	25,199	275	3,597	—	29,071

	As of and for the nine months ended March 31, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$158,233	$24,444	$31,067	$—	$213,744
Intersegment revenue	(2,056)	(2,293)	—	—	(4,349)

Revenue from external customers	156,177	22,151	31,067	—	209,395

Gross profit (revenue less operating costs excluding depreciation and amortization)	115,906	12,885	30,341	(3,068)	156,064
Depreciation and amortization	30,278	4,037	9,584	—	43,899
Operating income/(loss)	21,640	4,051	6,524	(16,288)	15,927
Interest expense	(724)	(169)	(10)	(23,390)	(24,293)
Other (expense)/income, net	(36)	—	6	(79)	(109)
Earnings from continuing operations before provision for income taxes	20,880	3,882	6,520	(39,757)	(8,475)
Capital expenditures, net of stimulus grant reimbursements	77,975	1,302	8,375	—	87,652

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

The operating activities of the separate legal entities included in the Company's condensed consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group, LLC and Zayo Colocation, Inc. provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

March 31, 2012

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Assets	(Issuer)	(Guarantor)
Current assets:
Cash and cash equivalents	$15,147	$2,086	$—	$17,233
Trade receivables, net	29,803	2,210	—	32,013
Due from related-parties	296	4	(106)	194
Prepaid expenses	6,978	1,146	—	8,124
Deferred income taxes	4,350	—	—	4,350
Other assets, current	3,103	1	—	3,104

Total current assets	59,677	5,447	(106)	65,018
Property and equipment, net	706,330	35,702	—	742,032
Intangible assets, net	114,821	21,821	—	136,642
Goodwill	121,723	7,447	—	129,170
Debt issuance costs, net	18,093	—	—	18,093
Investment in US Carrier	15,075	—	—	15,075
Deferred tax asset, non-current	94,229	—	—	94,229
Other assets, non-current	7,440	795	—	8,235
Investment in subsidiary	63,220	—	(63,220)	—

Total assets	$1,200,608	$71,212	$(63,326)	$1,208,494

Liabilities and member’s equity:
Current liabilities
Accounts payable	$15,308	$977	$—	$16,285
Accrued liabilities	30,202	1,715	—	31,917
Accrued interest	1,411	—	—	1,411
Capital lease obligations, current	1,146	72	—	1,218
Due to related-parties	15,545	102	(106)	15,541
Deferred revenue, current	22,286	560	—	22,846
Current portion of long-term debt	7,546	—	—	7,546

Total current liabilities	93,444	3,426	(106)	96,764
Capital lease obligations, non-current	10,773	—	—	10,773
Long-term debt, non-current	682,418	—	—	682,418
Deferred revenue, non-current	131,031	1,113	—	132,144
Stock-based compensation liability	53,647	1,383	—	55,030
Deferred tax liability	—	—	—	—
Other long term liabilities	5,664	2,070	—	7,734

Total liabilities	976,977	7,992	(106)	984,863
Member’s equity:
Member’s interest	258,496	46,097	(63,220)	241,373
(Accumulated deficit)/retained earnings	(34,865)	17,123	—	(17,742)

Total member’s equity	223,631	63,220	(63,220)	223,631

Total liabilities and member’s equity	$1,200,608	$71,212	$(63,326)	$1,208,494

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
Assets	(Issuer) (Restated)	(Guarantor) (Restated)	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940
Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	84,144	836	—	84,980
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	46,407	—	(46,407)	—

Total assets	$785,847	$52,976	$(48,402)	$790,421

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	$—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligations, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272
Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	18,563	—	—	18,563
Other long term liabilities	2,724	—	—	2,724

Total liabilities	557,583	6,569	(1,995)	562,157
Member’s equity:
Member’s interest	255,573	36,267	(46,407)	245,433
(Accumulated deficit)/retained earnings	(27,309)	10,140	—	(17,169)

Total member’s equity	228,264	46,407	(46,407)	228,264

Total liabilities and member’s equity	$785,847	$52,976	$(48,402)	$790,421

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2012

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$94,376	$11,770	$(1,104)	$105,042
Operating costs and expenses
Operating costs, excluding depreciation and amortization	17,427	4,964	(3)	22,388
Selling, general and administrative expenses	28,471	1,949	—	30,420
Stock-based compensation	5,436	188	—	5,624
Depreciation and amortization	22,144	1,654	—	23,798

Total operating costs and expenses	73,478	8,755	(3)	82,230

Operating income	20,898	3,015	(1,101)	22,812

Other expense
Interest expense	(14,396)	(54)	—	(14,450)
Other income, net	152	—	—	152
Equity in net earnings of subsidiaries	1,860		(1,860)	—

Total other expense, net	(12,384)	(54)	(1,860)	(14,298)

Earnings/(loss) from continuing operations before income taxes	8,514	2,961	(2,961)	8,514
Provision for income taxes	11,166	—	—	11,166

(Loss)/earnings from continuing operations	(2,652)	2,961	(2,961)	(2,652)

Earnings from discontinued operations, net of income taxes	—	—	—	—

Net earnings/(loss)	$(2,652)	$2,961	$(2,961)	$(2,652)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Nine months ended March 31, 2012

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$243,963	$31,593	$(3,097)	$272,459

Operating costs and expenses
Operating costs, excluding depreciation and amortization	45,907	13,911	(5)	59,813
Selling, general and administrative expenses	73,713	5,362	—	79,075
Stock-based compensation	18,934	767	—	19,701
Depreciation and amortization	56,271	4,409	—	60,680

Total operating costs and expenses	194,825	24,449	(5)	219,269

Operating income	49,138	7,144	(3,092)	53,190

Other expense
Interest expense	(34,961)	(161)	—	(35,122)
Other income, net	124	—	—	124
Equity in net earnings of subsidiaries	3,891		(3,891)	—

Total other expense, net	(30,946)	(161)	(3,891)	(34,998)

Earnings/(loss) from continuing operations before income taxes	18,192	6,983	(6,983)	18,192

Provision for income taxes	18,765	—	—	18,765

Earnings/(loss) from continuing operations	(573)	6,983	(6,983)	(573)

Earnings from discontinued operations, net of income taxes	—	—	—	—

Net earnings/(loss)	$(573)	$6,983	$(6,983)	$(573)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$66,079	$9,136	$(1,033)	$74,182

Operating costs and expenses
Operating costs, excluding depreciation and amortization	13,914	4,475	—	18,389
Selling, general and administrative expenses	21,776	1,429	(4)	23,201
Stock-based compensation	21,272	554	—	21,826
Depreciation and amortization	14,855	1,354	—	16,209

Total operating costs and expenses	71,817	7,812	(4)	79,625

Operating income	(5,738)	1,324	(1,029)	(5,443)

Other expense
Interest expense	(8,951)	(54)	—	(9,005)
Other expense, net	69	—	—	69
Equity in net earnings of subsidiaries	241		(241)	—

Total other expense, net	(8,641)	(54)	(241)	(8,936)

Loss/(earnings) from continuing operations before income taxes	(14,379)	1,270	(1,270)	(14,379)

Provision for income taxes	2,583	—	—	2,583

Loss/(earnings) from continuing operations	(16,962)	1,270	(1,270)	(16,962)

Earnings from discontinued operations, net of income taxes	301	—	—	301

Net (loss)/earnings	$(16,661)	$1,270	$(1,270)	$(16,661)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Operations

Nine months ended March 31, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Revenue	$187,244	$24,444	$(2,293)	$209,395
Operating costs and expenses
Operating costs, excluding depreciation and amortization	41,776	11,559	(4)	53,331
Selling, general and administrative expenses	63,220	4,212	(10)	67,422
Stock-based compensation	28,231	585	—	28,816
Depreciation and amortization	39,862	4,037	—	43,899

Total operating costs and expenses	173,089	20,393	(14)	193,468

Operating income	14,155	4,051	(2,279)	15,927

Other expense
Interest expense	(24,124)	(169)	—	(24,293)
Other expense, net	(109)	—	—	(109)
Equity in net earnings of subsidiaries	1,603		(1,603)	—

Total other expense, net	(22,630)	(169)	(1,603)	(24,402)

(Loss)/earnings from continuing operations	(8,475)	3,882	(3,882)	(8,475)

Provision for income taxes	7,477	—	—	7,477

Loss/(earnings) from continuing operations	(15,952)	3,882	(3,882)	(15,952)

Earnings from discontinued operations, net of income taxes	899	—	—	899

Net (loss)/earnings	$(15,053)	$3,882	$(3,882)	$(15,053)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2012

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$78,034	$12,358	$90,392

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(97,365)	(5,393)	(102,758)
Acquisitions, net of cash acquired	(333,347)	—	(333,347)

Net cash used in investing activities	(430,712)	(5,393)	(436,105)

Cash flows from financing activities:
Equity contributions	1,350	—	1,350
Return of capital	(46)	—	(46)
Advance from CII	10,951	—	10,951
Principal repayments on capital lease obligations	(764)	(60)	(824)
Dividend received/(paid)	6,000	(6,000)	—
Proceeds from borrowings	335,550	—	335,550
Changes in restricted cash	(402)	—	(402)
Deferred financing costs	(9,027)	—	(9,027)

Net cash provided/(used) by financing activities	343,612	(6,060)	337,552

Net (decrease)/increase in cash and cash equivalents	(9,066)	905	(8,161)
Cash and cash equivalents, beginning of period	24,213	1,181	25,394

Cash and cash equivalents, end of period	$15,147	$2,086	$17,233

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2011

	Zayo Group, LLC	Zayo Colocation, Inc.	Total
	(Issuer)	(Guarantor)
Net cash provided by continuing operating activities	$48,560	$6,004	$54,564

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(88,954)	1,302	(87,652)
Acquisitions, net of cash acquired	(183,666)	—	(183,666)

Net cash used in investing activities	(272,620)	1,302	(271,318)

Cash flows from financing activities:
Equity contributions	35,500	—	35,500
Advance from Communications Infrastructure Investments, LLC	17,616	—	17,616
Return of advances from Communications Infrastructure Investments, LLC	(13,026)	—	(13,026)
Principal repayments on capital lease obligations	(1,399)	—	(1,399)
Dividend received/(paid)	8,000	(8,000)	—
Proceeds from long-term debt	103,000	—	103,000
Changes in restricted cash	785	—	785
Deferred financing costs	(4,106)	—	(4,106)

Net cash provided by financing activities	146,370	(8,000)	138,370

Cash flows from discontinued operations:
Operating activities	2,787	—	2,787
Investing activities	(427)	—	(427)

Net cash provided by discontinued operations	2,360	—	2,360

Net decrease in cash and cash equivalents	(75,330)	(694)	(76,024)
Cash and cash equivalents, beginning of period	84,967	2,897	87,864
Increase in cash and cash equivalents of discontinued operations	208	—	208

Cash and cash equivalents, end of period	$9,845	$2,203	$12,048

(19) SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company has received cash proceeds of $15,030 from the NTIA’s Broadband Technology Opportunities Program as reimbursements against capital expenditures incurred on stimulus projects prior to March 31, 2012 (See Note 15 — Commitments and Contingencies — Other commitments).

On May 1, 2012, the Company acquired 100 percent of the equity interest in Arialink for a purchase price of $18,000, subject to post-closing adjustments (See Note 4 — Acquisitions).

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

Our fiber networks span approximately 45,673 route miles and 2,018,677 fiber miles, serve 164 geographic markets in the United States, and connect to over 5,431 buildings, including approximately 2,427 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee.

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

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area and in facilities located in Las Vegas, Nevada; Los Angeles, California and Nashville, Tennessee. As a result of the restructuring of our business units, in January 2011, zColo was transferred five facilities from ZEN and ZB located in Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; and Memphis, Tennessee. In July 2011, zColo was transferred an additional colocation facility from ZB which is located in Pittsburgh, Pennsylvania. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 200 global networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of March 31, 2012 and June 30, 2011 the zColo unit managed 94,175 and 72,927 square feet of billable colocation space, respectively.

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

The operating results of the acquired business are included in zColo’s operating results beginning on January 1, 2012.

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

The results of the legacy AGL Networks business are included in the operating results of the ZFS business unit beginning on July 1, 2010.

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

The results of the legacy AFS business are included in the operating results of the ZB and ZFS business units beginning on October 1, 2010.

Acquisition of Dolphini Assets

On September 20, 2010, our zColo business unit acquired certain colocation assets in Nashville, Tennessee from Dolphini Corporation for a cash purchase price of $0.2 million.

Spin-Off of Business Units

As discussed in the Overview — Our Business Units section, above, effective April 1, 2011, we spun-off our ZEN business unit to Holdings. During the three and nine months ended March 31, 2011, the results of the operations of ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. Prior to the spin-off, transactions with the ZEN business unit were eliminated in consolidation. Subsequent to the spin-off transactions with ZEN are reflected within our results of operations.

All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.

Substantial Capital Expenditures

During the nine months ended March 31, 2012 and 2011, we invested $102.8 million (net of stimulus grant reimbursements) and $87.7 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Substantial Indebtedness

We had total indebtedness (excluding capital leases) of $690.0 million and $354.4 million as of March 31, 2012 and June 30, 2011, respectively. Our indebtedness as of June 30, 2011 principally included our $350.0 million of Senior Secured Notes (“Notes”), the net proceeds from which were used to fund our acquisitions and for other working capital purposes. The nominal interest rate on our Notes is fixed at 10.25 percent. Our indebtedness as of March 31, 2012 also includes a $315.0 million term loan (the “Term Loan”) which was entered into on December 1, 2011 in order to fund the 360networks acquisition. The interest rate on the Term Loan is floating and was 7.0 percent as of March 31, 2012. During the three months ended March 31, 2012, we also made a $30.0 million draw on our revolving credit facility in order to fund the acquisition of MarquisNet and pay certain short term liabilities assumed in the 360networks acquisition. The interest rate on the revolving credit facility is floating and was 4.75 percent as of March 31, 2012.

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

For the common units granted to members of management and directors, we recognize an expense equal to the fair value of all of those common units vested during the period, and record a liability in respect of that amount. Subsequently, we recognize changes in the fair value of those common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability.

When the preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to those executive officers and directors are not taken into consideration as we amortize that expense.

Results of Operations

Statement of Operations Data

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(amounts in thousands)
Revenue:
Zayo Bandwidth	$74,759	$54,666	$195,774	$158,233
Zayo Fiber Solutions	19,620	11,861	48,194	31,067
zColo	11,770	9,136	31,593	24,444
Intercompany eliminations	(1,107)	(1,481)	(3,102)	(4,349)

Total Revenue	105,042	74,182	272,459	209,395

Costs and expenses
Operating costs, excluding depreciation and amortization	22,388	18,389	59,813	53,331
Selling, general and administrative expenses	30,420	23,201	79,075	67,422
Stock based compensation	5,624	21,826	19,701	28,816
Depreciation and amortization	23,798	16,209	60,680	43,899

Total operating costs and expenses	82,230	79,625	219,269	193,468

Operating income/(loss)	22,812	(5,443)	53,190	15,927

Interest expense	(14,450)	(9,005)	(35,122)	(24,293)
Other income/(expense)	152	69	124	(109)

Earnings/(loss) from continuing operations before income taxes	8,514	(14,379)	18,192	(8,475)

Provision for income taxes	11,166	2,583	18,765	7,477

Loss from continuing operations	(2,652)	(16,962)	(573)	(15,952)

Earnings from discontinued operations, net of income taxes	—	301	—	899

Net loss	$(2,652)	$(16,661)	$(573)	$(15,053)

EBITDA (add backs)
Earnings from discontinued operations, net of income taxes	—	(301)	—	(899)
Interest expense	14,450	9,005	35,122	24,293
Income taxes	11,166	2,583	18,765	7,477
Depreciation and amortization	23,798	16,209	60,680	43,899
Stock-based compensation	5,624	21,826	19,701	28,816
Transaction costs	1,554	23	3,363	865

Adjusted EBITDA	$53,940	$32,684	$137,058	$89,398

Selected cash flow data
Net cash flows provided by operating activities	$33,083	$17,291	$90,392	$54,564
Purchases of property and equipment, net of stimulus grants	(42,739)	(29,071)	(102,758)	(87,652)
Acquisitions	151	—	(333,347)	(183,666)

Net cash flows used in investing activities	$(42,588)	$(29,071)	$(436,105)	$(271,318)

Net cash flows provided by financing activities	$877	$4,160	$337,552	$138,370

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Our total revenue for the three months ended March 31, 2012 increased by $30.9 million, or 42%, from $74.2 million to $105.0 million during the three months ended March 31, 2011 and 2012, respectively. The increase in revenue was impacted by the December 1, 2011 acquisition of 360networks and December 31, 2011 acquisition of MarquisNet. The monthly recurring revenue on the acquisition date of the acquired 360networks and MarquisNet businesses was approximately $7.0 million and $0.6 million, respectively. The remaining increase in revenue recognized during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was a result of organic growth. As a result of internal sales efforts since March 31, 2011, we have entered into $572.0 million of gross new sales contracts, which will represent an additional $8.0 million in monthly revenue once installation on those contracts is accepted. Since March 31, 2011, we have received acceptance on gross installations that have resulted in additional monthly revenue of $6.9 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to our organic growth is partially offset by total customer churn of $4.6 million in monthly revenue since March 31, 2011.

The stratification of our revenue during the three months ended March 31, 2012 and 2011 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Three months ended March 31,
	2012		2011
		(in thousands)
Monthly recurring revenue	$99,155	94%	$71,306	96%
Amortization of deferred revenues	3,896	4%	2,400	3%
Other revenues	1,991	2%	476	1%

Total	$105,042	100%	$74,182	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $20.1 million, or 37%, from $54.7 million to $74.8 million during the three months ended March 31, 2011 and 2012, respectively. The increase is a result of both acquisition and organic growth. Of the approximately $7.0 million in acquired monthly recurring revenue from 360networks, approximately $5.4 million was assigned to the Zayo Bandwidth operating segment. Since March 31, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $4.8 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $3.7 million in monthly revenue since March 31, 2011. Also offsetting the increase in revenue is a decrease resulting from ZB transferring certain intra-building and colocation assets and the related customer revenues to the zColo segment on July 1, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $7.8 million or 65% from $11.9 million to $19.6 million during the three months ended March 31, 2011 and 2012, respectively. The increase is a result of both acquisition and organic growth. Of the approximately $7.0 million in acquired monthly recurring revenue from 360networks, approximately $1.6 million was assigned to the ZFS operating segment. Since March 31, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $1.3 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $0.2 million in monthly revenue since March 31, 2011.

zColo. Our revenues from our zColo segment increased by $2.6 million, or 29% from $9.1 million to $11.8 million during the three months ended March 31, 2011 and 2012, respectively. The increase is a result of acquisition and organic growth and as a result of certain intra-building and colocation services which were migrated from ZB to zColo subsequent to March 31, 2011. The Company acquired MarquisNet on December 31, 2011 and the entire MarquisNet business was allocated to the zColo segment. The monthly recurring revenue on the acquisition date of the acquired MarquisNet business was approximately $0.6 million. Since March 31, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.8 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.6 million in monthly revenue since March 31, 2011. Effective July 1, 2011, the ZB operating segment transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $4.0 million, or 22%, from $18.4 million to 22.4 million during the three months ended March 31, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2011 and additional costs associated with the acquired AFS, 360networks and MarquisNet businesses. The 22% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 42%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s revenue base and churned revenue due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e. on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(In thousands)
Compensation and benefits expenses	$12,837	$10,556
Network operating expenses	10,615	7,159
Other SG&A expenses	5,414	5,463
Transaction costs	1,554	23

Total SG&A expenses	$30,420	$23,201

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $ 2.3 million, or 22%, from $10.6 million to $12.8 million during the three months ended March 31, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At March 31, 2012 we had 485 full time employees compared to 393 at March 31, 2011. A majority of the increase to our headcount occurred on December 1, 2011 as a result of hiring certain former employees of 360networks.

Network Operations Expenses. Network operations expenses increased by $3.5 million, or 48%, from $7.2 million to $10.6 million during the three months ended March 31, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as compared to revenues was consistent during the three months ended March 31, 2012 and 2011 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by less than $0.1 million, or 1%, from approximately $5.5 million to $5.4 million during the three months ended March 31, 2011 and 2012, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increases in other SG&A expenses associated with our acquisition of 360networks.

Stock-Based Compensation

Stock-based compensation expense decreased by $16.2 million, or 74%, from $21.8 million to $5.6 million during the three months ended March 31, 2011 and 2012, respectively. During the quarter ended March 31, 2011, we began employing a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. Prior to quarter ended March 31, 2011, the Company estimated the fair value of the common units utilizing a market and income based valuation techniques. Moving to the probability-weighted estimated return method resulted in a significant increase to the estimated value of the common units during the quarter ended March 31, 2011 which in turn resulted in a higher stock-based compensation expense during the three months ended March 31, 2011.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. During the three months ended March 31, 2012, an additional 7.8 million units vested as compared to the three months ended March 31, 2011. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock compensation expense for the three months ended March 31, 2012 and 2011.

	Estimated fair value as of
	Fiscal 2012		Fiscal 2011
	March 31,	December 31,	March 31,	December 31,
Class A	$1.00	$0.94	$0.93	$0.58
Class B	$0.77	$0.71	$0.72	$0.33
Class C	$0.49	$0.62	$0.34	$0.03
Class D	$0.44	$0.53	$0.34	n/a
Class E	$0.35	$0.45	n/a	n/a
Class F	$0.30	n/a	n/a	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $7.6 million, or 47%, from $16.2 million to $23.8 million during the three months ended March 31, 2011 and 2012, respectively. The increase is a result of the substantial increase to our property and equipment and intangible asset balance since March 31, 2011, principally from $127.6 million in capital expenditures since March 31, 2011 and the increase to our property and equipment and intangible balance due to the 360networks and MarquisNet acquisition on December 1, 2011 and December 31, 2011, respectively.

Interest Expense

Interest expense increased by $5.4 million, or 60% from $9.0 million to $14.5 million during the three months ended March 31, 2011 and 2012, respectively. The increase is a result of an increase to our outstanding indebtedness during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. In connection with the 360networks acquisition, we entered into a $315.0 million Term Loan agreement on December 1, 2011 which accrued interest during the period at 7.0 percent. Additionally, during the quarter ended March 31, 2012, we had an additional $30.0 million outstanding against our Revolver which accrued interest at varying rates between 4.0% and 4.75% during the period.

Provision for Income Taxes

Income tax expense increased during the period by $8.6 million from $2.6 million to $11.2 million during the three months ended March 31, 2011 and 2012, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes. The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our earnings before income taxes.

	For the three months ended March 31,
	2012	2011
Expected provision at statutory rate of 34%	$2,894	$(4,889)
Increase due to:
Non-deductible stock-based compensation	5,610	6,610
State income taxes, net of federal benefit	2,011	826
Transaction costs not deductible	879	8
Other, net	(228)	28

Provision for income taxes	$11,166	$2,583

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

Nine months Ended March 31, 2012 Compared to the Nine months Ended March 31, 2011

Revenue

Our total revenue during the nine months ended March 31, 2012 increased by $63.1 million, or 30%, from $209.4 million to $272.5 million during the nine months ended March 31, 2011 and 2012, respectively. The increase in revenue was impacted by the October 1, 2010 AFS merger, the December 1, 2011 acquisition of 360networks and December 31, 2011 acquisition of MarquisNet. The monthly recurring revenue on the acquisition date of the acquired AFS, 360networks and MarquisNet businesses was approximately $2.3 million, $7.0 million and $0.6 million, respectively. The remaining increase in revenue recognized during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was a result of organic growth. As a result of internal sales efforts since March 31, 2011, we have entered into $572.0 million of gross new sales contracts, which will represent an additional $8.0 million in monthly revenue once installation on those contracts is accepted. Since March 31, 2011, we have received acceptance on gross installations that have resulted in additional monthly revenue of $6.9 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to our organic growth is partially offset by total customer churn of $4.6 million in monthly revenue since March 31, 2011.

The stratification of our revenue during the nine months ended March 31, 2012 and 2011 was consistent with a majority of the revenue recognized during the periods presented resulting from monthly recurring revenue streams. The following table reflects the stratification of our revenues during these periods:

	Nine months ended March 31,
	2012		2011
		(in thousands)
Monthly recurring revenue	$256,227	94%	$201,233	96%
Amortization of deferred revenues	9,584	4%	6,493	3%
Other revenues	6,648	2%	1,669	1%

Total	$272,459	100%	$209,395	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $37.5 million, or 24%, from $158.2 million to $195.8 million during the nine months ended March 31, 2011 and 2012, respectively. The increase is a result of both acquisition and organic growth. Of the approximately $2.3 million in acquired monthly recurring revenue from AFS, approximately $1.5 million was assigned to the ZB operating segment. Additionally, $5.4 million of the acquired monthly recurring revenue from 360networks, was assigned to the ZB operating segment. As a result of internal sales efforts since March 31, 2011, the ZB segment entered into $263.1 million of gross new sales contracts, which will represent an additional $5.2 million in monthly revenue once installation on those contracts is accepted. Since March 31, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $4.8 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $3.7 million in monthly revenue since March 31, 2011. Also offsetting the increase in revenue is a decrease resulting from ZB transferring certain intra-building and colocation assets and the related customer revenues to the zColo segment on January 1, 2011 and July 1, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $17.1 million or 55% from $31.1 million to $48.2 million during the nine months ended March 31, 2011 and 2012, respectively. The increase is a result of both acquisition and organic growth. Of the approximately $2.3 million in acquired monthly recurring revenue from AFS, approximately $0.8 million was assigned to the ZFS operating segment. Additionally, $1.6 million of the acquired monthly recurring revenue from 360networks, was assigned to the ZFS operating segment. Since March 31, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $1.3 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $0.2 million in monthly revenue since March 31, 2011.

zColo. Our revenues from our zColo segment increased by $7.1 million, or 29% from $24.4 million to $31.6 million during the nine months ended March 31, 2011 and 2012, respectively. The increase is a result of acquisition and organic growth and as a result of certain intra-building and colocation services which were migrated from ZB to zColo subsequent to March 31, 2011. The Company acquired MarquisNet on December 31, 2011 and the entire MarquisNet business was allocated to the zColo segment. The monthly recurring revenue on the acquisition date of the acquired MarquisNet business was approximately $0.6 million. Since March 31, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.8 million as of March 31, 2012, as compared to March 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.6 million in monthly revenue since March 31, 2011. Effective January 1, 2011, the ZB segment transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo business unit and effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $6.5 million, or 12% from $53.3 million to $59.8 million during the nine months ended March 31, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2011 and additional costs associated with the acquired 360networks and MarquisNet businesses. The 12% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 30%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s revenue base and churned revenue due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e. on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the nine months ended March 31, 2012 and 2011.

	Nine months ended March 31,
	2012	2011
	(In thousands)
Compensation and benefits expenses	$34,059	$29,923
Network operating expenses	26,441	20,135
Other SG&A expenses	15,212	16,499
Transaction costs	3,363	865

Total SG&A expenses	$79,075	$67,422

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $4.1 million, or 14%, from $29.9 million to $34.1 million during the nine months ended March 31, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At March 31, 2012 we had 485 full time employees compared to 393 at March 31, 2011. A majority of the increase to our headcount occurred on December 1, 2011 as a result of hiring certain former employees of 360networks.

Network Operations Expenses. Network operations expenses increased by $6.3 million, or 31%, from $20.1 million to $26.4 million during the nine months ended March 31, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as compared to revenues was consistent during the three months ended March 31, 2012 and 2011 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $1.3 million, or 8%, from $16.5 million to $15.2 million during the nine months ended March 31, 2011 and 2012, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increases in other SG&A expenses associated with our acquisitions of 360networks and MarquisNet.

Stock-Based Compensation

Stock-based compensation expense decreased by $9.1 million, or 32%, from $28.8 million to $19.7 million during the nine months ended March 31, 2011 and 2012, respectively. During the quarter ended March 31, 2011, we began employing a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. Prior to quarter ended March 31, 2011, the company estimated the fair value of the common units utilizing a market and income based valuation techniques. Moving to the probability-weighted estimated return method resulted in a significant increase to the estimated value of the common units during the quarter ended March 31, 2011 which in turn resulted in a higher stock-based compensation expense during the three and nine months ended March 31, 2011.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. During the nine months ended March 31, 2012, an additional 18.0 million units vesting as compared to the three months ended March 31, 2011. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock compensation expense for the nine months ended March 31, 2012 and 2011.

	Estimated fair value as of
	Fiscal 2012		Fiscal 2011
	March 31	June 30	March 31	June 30
Class A	$1.00	$0.81	$0.93	$0.49
Class B	$0.77	$0.58	$0.72	$0.28
Class C	$0.49	$0.33	$0.34	$0.03
Class D	$0.44	$0.31	$0.34	n/a
Class E	$0.35	$0.23	n/a	n/a
Class F	$0.30	n/a	n/a	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $16.8 million, or 38%, from $43.9 million to $60.7 million during the nine months ended March 31, 2011 and 2012, respectively. The increase is a result of the substantial increase to our property and equipment and intangible asset balance since March 31, 2011, principally from $127.6 million in capital expenditures since March 31, 2011 and the increase to our property and equipment and intangible balance due to the AFS acquisition on October 1, 2010, the 360networks acquisition on December 1, 2011 and MarquisNet acquisition on December 31, 2011.

Interest Expense

Interest expense increased by $10.8 million, or 45%, from $24.3 million to $35.1 million during the nine months ended March 31, 2011 and 2012, respectively. The increase is a result of our increased indebtedness during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. In connection with the 360networks acquisition, we entered into a $315.0 million Term Loan agreement on December 1, 2011 which accrued interest during the period at 7.0 percent. During the quarter ended December 31, 2011, we borrowed an additional $30.0 million against our Revolver which accrued interest at a floating rate ranging from 4.0% to 4.75% during the period. Additionally, on September 14, 2010 we issued an additional $100.0 million in Notes which accrued interest at 10.25%.

Provision for Income Taxes

Income tax expense increased during the period by $11.3 million from $7.5 million to $18.8 million during the nine months ended March 31, 2011 and 2012, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as noted above, we are subject to limits on the amount of carry forward NOLs that we may use each year for federal and state purposes.

The following table reconciles an expected tax provision based on a statutory federal tax rate of 34 percent applied to our book net income.

	For the nine months ended March 31,
	2012	2011
Expected provision at statutory rate of 34%	$6,185	$(2,881)
Increase due to:
Non-deductible stock-based compensation	8,691	8,925
State income taxes, net of federal benefit	2,978	1,095
Transaction costs not deductible	1,082	294
Other, net	(171)	44

Provision for income taxes	$18,765	$7,477

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

Adjusted EBITDA

We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe Adjusted EBITDA is especially important in a capital-intensive industry such as telecommunications. We further believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio which utilizes a modified EBITDA, as defined in our credit agreement, which is materially consistent with our Adjusted EBITDA definition. We must not exceed a consolidated leverage ratio (funded debt to annualized modified EBITDA), as determined under the credit agreement, of 4.25x the last quarter’s annualized modified EBITDA. Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as substitutes for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended March 31, 2012
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net earnings/(loss)	$21.9	$3.0	$6.3	$(33.8)	$(2.7)
Interest expense	0.2	0.1	—	14.2	14.5
Income tax expense	—	—	—	11.2	11.2
Depreciation and amortization expense	15.2	1.7	6.9	—	23.8
Transaction costs	1.1	0.1	0.4	—	1.6
Stock-based compensation	(3.3)	0.2	0.2	8.4	5.6

Adjusted EBITDA	$35.2	$4.9	$13.8	$—	$53.9

	Nine months ended March 31, 2012
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net earnings/(loss)	$47.6	$7.0	$14.4	$(69.5)	$(0.6)
Interest expense	0.6	0.2	—	34.3	35.1
Income tax expense	—	—	—	18.8	18.8
Depreciation and amortization expense	40.4	4.4	15.9	—	60.7
Transaction costs	2.4	0.3	0.6	—	3.4
Stock-based compensation	1.1	0.8	1.4	16.4	19.7

Adjusted EBITDA	$92.1	$12.7	$32.3	$—	$137.1

	Three months ended March 31, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net earnings/(loss)	$3.5	$1.3	$1.2	$(22.6)	$(16.7)
(Earnings) from discontinued operations	—	—	—	(0.3)	(0.3)
Interest expense	0.2	0.1	—	8.7	9.0
Income tax expense	—	—	—	2.6	2.6
Depreciation and amortization expense	10.9	1.4	3.9	—	16.2
Transaction costs	—	—	—	—	—
Stock-based compensation	8.5	0.5	1.6	11.2	21.8

Adjusted EBITDA	$23.1	$3.3	$6.7	$(0.4)	$32.7

	Nine months ended March 31, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net earnings/(loss)	$20.9	$3.9	$6.5	$(46.3)	$(15.0)
(Earnings) from discontinued operations	—	—	—	(0.9)	(0.9)
Interest expense	0.7	0.2	—	23.4	24.3
Income tax expense	—	—	—	7.5	7.5
Depreciation and amortization expense	30.3	4.0	9.6	—	43.9
Transaction costs	0.6	—	0.2	—	0.9
Stock-based compensation	11.3	0.6	2.1	14.9	28.8

Adjusted EBITDA	$63.8	$8.7	$18.4	$(1.4)	$89.4

Reconciliation from net cash provided by continuing operating activities to Adjusted EBITDA

	Three months ended March 31, 2012
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net cash provided by continuing operating activities	$35.2	$5.6	$18.1	$(25.8)	$33.1
Cash paid for income taxes	—	—	—	0.2	0.2
Cash paid for interest	—	—	—	24.3	24.3
Transaction costs	1.1	0.1	0.4	—	1.6
Provision for bad debts	—	(0.1)	—	—	(0.1)
Amortization of deferred revenue	0.9	1.4	2.9	—	5.2
Other changes in operating assets and liabilities	(2.0)	(2.1)	(7.6)	1.3	(10.4)

Adjusted EBITDA	$35.2	$4.9	$13.8	$0.0	$53.9

	Nine months ended March 31 , 2012
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net cash provided by continuing operating activities	$75.8	$12.3	$55.0	$(52.7)	$90.4
Cash paid for income taxes	—	—	—	1.4	1.4
Cash paid for interest	—	—	—	44.7	44.7
Transaction costs	2.4	0.3	0.6	—	3.4
Provision for bad debts	(0.2)	(0.1)	(0.1)	—	(0.4)
Amortization of deferred revenue	2.4	0.4	6.8	—	9.6
Other changes in operating assets and liabilities	11.7	(0.2)	(30.0)	6.6	(11.9)

Adjusted EBITDA	$92.1	$12.7	$32.3	$—	$137.1

	Three months ended March 31 , 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net cash provided by continuing operating activities	$26.1	$3.8	$6.9	$(19.6)	$17.2
Cash paid for income taxes	—	—	—	0.4	0.4
Cash paid for interest	—	—	—	31.3	31.3
Transaction costs	—	—	—	—	—
Provision for bad debts	(0.2)	(0.1)	—	—	(0.3)
Amortization of deferred revenue	0.6	0.1	1.7	—	2.4
Other changes in operating assets and liabilities	(3.4)	(0.5)	(1.9)	(12.5)	(18.3)

Adjusted EBITDA	$23.1	$3.3	$6.7	$(0.4)	$32.7

	Nine months ended March 31, 2011
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Net cash provided by continuing operating activities	$59.7	$6.0	$20.2	$(31.3)	$54.6
Cash paid for income taxes	—	—	—	2.5	2.5
Cash paid for interest	—	—	—	31.8	31.8
Transaction costs	0.6	—	0.2	—	0.8
Provision for bad debts	(0.6)	(0.1)	(0.1)	—	(0.8)
Amortization of deferred revenue	1.7	0.2	4.5	—	6.4
Other changes in operating assets and liabilities	2.4	2.6	(6.4)	(4.4)	(5.8)

Adjusted EBITDA	$63.8	$8.7	$18.4	$(1.4)	$89.4

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

As of March 31, 2012, we had $17.2 million in cash and cash equivalents. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Working capital (current assets less current liabilities) at March 31, 2012 was a deficit of $31.8 million. Although we have a working capital deficit as of March 31, 2012, a large portion of the deficit is a result of the current portion of our deferred revenue balance of $22.8 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2012 current deferred revenue balance. As of March 31, 2012, we had $63.8 million available under our revolving credit facility, which can be used to satisfy any short-term obligations.

Our net capital expenditures increased by $15.1 million, or 17%, during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, from $87.7 million to $102.8 million (net of stimulus grants), respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our increased customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. We expect to fund such capital expenditures with cash from operations, available borrowings under our revolving credit facility, and available cash on hand. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the nine months ended March 31, 2012 and 2011.

	Nine months ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$90,392	$54,564
Net cash used in investing activities	(436,105)	(271,318)
Net cash provided by financing activities	337,552	138,370

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $35.8 million, or 66%, from $54.6 million to $90.4 million during the nine months ended March 31, 2011 and 2012, respectively. Net cash flows from operating activities during the nine months ended March 31, 2012 represents our net loss of $0.6 million, plus the add back to our net earnings of non-cash items deducted in the determination of net earnings, principally depreciation and amortization of $60.7 million, the deferred tax provision of $19.1 million and non-cash stock-based compensation expense of $19.7 million, plus the change in working capital components.

Net cash flows from operating activities during the nine months ended March 31, 2011 represents our net loss from continuing operations of $16.0 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $43.9 million, the deferred tax provision of $4.9 million and non-cash stock-based compensation expense of $28.8 million, plus the change in working capital components.

The increase in net cash flows from operating activities during the nine months ended March 31, 2012 as compared to March 31, 2011 is primarily a result of additional earnings and synergies realized from our acquisitions of AGL, AFS, 360networks and MarquisNet and organic growth. Offsetting the increase to cash flows from operating activities during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 were net cash outflows during the fiscal 2012 period of approximately $26.0 million related to payments made against the net working capital deficiency assumed in the 360networks acquisition.

Cash Flows Used for Investing Activities

We used cash in investing activities of $271.3 million and $436.1 million during the nine months ended March 31, 2011 and 2012, respectively. During the nine months ended March 31, 2012, our principal uses of cash for investing activities were $317.9 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet and $102.8 million in additions to property and equipment, net of stimulus grant reimbursements.

During the nine months ended March 31, 2011, our principal uses of cash in investing activities was our $73.7 million purchase of AGL Networks, our $110.0 merger with AFS and $87.6 million in additions to network-related equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by financing activities was $138.4 million and $337.6 million during the nine months ended March 31, 2011 and 2012, respectively. Our cash flows from financing activities during the nine months ended March 31, 2012 comprise $335.6 million from the proceeds from long-term borrowings, $1.4 million in equity contributions from Holdings and a $10.9 million advance from CII. This cash inflow was partially offset by $9.0 million in debt issuance costs, $0.4 million in transfers of cash to restricted cash accounts and $0.8 million in principal payments on capital leases during the period.

Our cash flows from financing activities during the nine months ended March 31, 2011 primarily comprise $103.0 million in cash proceeds from our September 2010 Notes offering, $35.5 million in equity contributions from CII, and $0.8 million in transfers of cash from restricted cash accounts. These cash inflows were partially offset by $4.1 million in deferred financing costs and $1.4 million in principal payments on capital leases during the period.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of March 31, 2012. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

	Total	Fiscal 2012 (3 months)	Fiscal 2013 - 2014	Fiscal 2015 - 2016	Fiscal 2017 and thereafter
	( in thousands )
Long -term debt (principal and interest)	$987,085	$15,606	$153,059	$120,827	$697,593
Operating leases	194,731	7,249	51,383	42,482	93,617
Purchase obligations	32,129	28,760	3,369	—	—
Capital leases (principal and interest)	16,106	587	3,938	3,629	7,952

Total	$1,230,051	$52,202	$211,749	$166,938	$799,162

The Company’s purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures. These purchase commitments exclude commitments related to stimulus projects in which the Company will be reimbursed for such expenditures. The contractual long-term debt payments, above, include an estimate of future interest expense based on the interest rate in effect on the Company’s floating rate debt obligations as of the most recent balance sheet date.

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

As of March 31, 2012, we had outstanding approximately $350.1 million of Notes, $305.4 million in outstanding term loans, $4.4 in a seller note due to the former owners of AFS, $30.0 million drawn against our revolving line-of-credit and $12.0 million of capital lease obligations. As of March 31, 2012 we had $63.8 million available for borrowing under our $100.0 million revolving credit facility. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, the estimated fair value of our Notes as of March 31, 2012 was $390.3 million compared to the carrying value of $350.1 million.

Our Notes accrue interest against the $350.0 million face value at a fixed rate of 10.25 percent. Both our revolving credit facility and our term loans accrue interest at floating rates subject to certain conditions. As of March 31, 2012, the interest rate on our revolving credit facility was 4.75 percent and the rate on our term loans was 7.0 percent. A hypothetical increase in the applicable interest rate on our credit facility and term loan of one percentage point would increase our annual interest expense by approximately $3.5 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

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

The restatement was a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be discussed in our reports filed to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “controls and procedures” in Rules 13(a)-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by our Quarterly Report.

During the fourth quarter of fiscal 2012, the Company identified an error in the accounting for a business combination that occurred during the fiscal year ended June 30, 2010. The error resulted in a misstatement of the Company’s annual financial statements as of and for the fiscal years ended June 30, 2011 and 2010, the Company’s interim financial statements for each period in fiscal 2011, and the interim financial statements as of and for the first two quarters of the fiscal year ended June 30, 2012. The misstatement was a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet. The error related to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The mathematical error in the stub period tax return resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and the resulting gain on bargain purchase. As described above, management has restated its consolidated financial statements for fiscal 2010 and 2011, and for the quarters ended September 30, 2011 and December 31, 2011 to reflect the correction of the error. As a result of the material weakness in internal control over financial reporting described in the following paragraph, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this Report.

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

In December 2011, a lawsuit was filed by Idacorp, Inc. (“Idacorp”) against American Fiber Systems, Inc. (“AFS”) in the United States District Court for the District of Idaho. On October 1, 2010, we completed a merger with American Fiber Systems Holdings Corporation, the parent company of AFS. On October 12, 2006, Idacorp and AFS entered into a stock purchase agreement under which Idacorp, Inc. agreed to sell to AFS 100 percent of the equity interest in Idacomm, a provider of telecommunications services and commercial Internet services in Idaho and Nevada, for a purchase price of $10.0 million subject to certain post close adjustments. Per the terms of the stock purchase agreement there was a holdback clause which allowed AFS to hold back $2.0 million of the purchase price to satisfy certain indemnification claims. The holdback was established in 2006 as both Idacorp and AFS were aware of a potential indemnification claim which could be imposed by the City of Las Vegas which would require certain aerial fibers owned by Idacomm to be relocated to underground locations in the Las Vegas, Nevada area. In 2009 (and then again in 2010), AFS notified Idacorp of indemnification claims against the holdback related to the City of Las Vegas’s “Project Clear Skies” and other matters. Project Clear Skies is a plan for relocating aerial utilities to underground locations in the Las Vegas area. As the indemnification claims are valid and were received within the holdback period, we does not believe the lawsuit filed by Idacorp has merit and as such has not accrued for the $2,000 holdback. As of March 31, 2012, no loss contingencies have been accrued for related to this lawsuit. We have an accrued liability of $2.8 million within other liabilities on our condensed consolidated balance sheet as of March 31, 2012 which represents the estimated cost associated with relocating the legacy Idacomm aerial fibers in the Las Vegas area to underground locations as would be required under the Project Clear Skies initiative.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011.

ITEM 6. EXHIBITS –

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among 360Networks Corporation, 360Networks (Fiber Holdco) Ltd., 360Networks (Fiber Subco) LTD., and Zayo Group, LLC dated as of October 6, 2011 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

2.2	Agreement and Plan of Merger by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. dated as of March 18, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on March 19, 2012.

3.1	Certificate of Formation of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Fourth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

4.2	Fifth Supplemental Indenture to the Indenture, dated as of December 1, 2011, among the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.1	Term Loan Agreement by and among Zayo Group, LLC and Zayo Capital, Inc., as Borrowers, SunTrust Bank, as Collateral Agent, Royal Bank of Canada as Administrative Agent, and RBC Capital Markets, Barclays Capital and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, RBC Capital Markets and Barclays Capital, as Joint Physical Bookrunners, SunTrust Robinson Humphrey, Inc., as Joint Bookrunning Manager, and Barclays Capital and SunTrust Bank, as Co-Syndication Agents, dated December 1, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.2	Third Amendment to Credit Agreement, dated as of November 17, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 18, 2011).

10.3	Fourth Amendment and Supplement to Credit Agreement, dated as of December 1, 2011, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on December 7, 2011).

10.4	Asset Purchase Agreement by and among Mercury Marquis Holdings, LLC and Zayo Colocation, Inc. dated as of December 30, 2011 (incorporated by reference to Exhibit 10.4 of the first amendment to our Quarterly Report on Form 10-Q/A filed with the SEC on February 27, 2012).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

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