Form 10-K
period 2012-06-30
Zayo Group LLC
filed 2012-09-14
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    The registrant has not been subject to the filing requirements of the Exchange Act for the past 90 days, but voluntarily filed all Exchange Act reports as if it were required to do so

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this Annual Report on Form 10-K, we have provided definitions of some of these terms below.

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

Backbone: A major fiber optic network that interconnects smaller networks including regional and metropolitan networks. It is the through-portion of a transmission network as opposed to spurs, which branch off the through-portions.

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

i

Cloud Computing: An Internet-based or intranet-based computing environment wherein computing resources are distributed across the network (i.e., the “cloud”), dynamically allocated on an individual or pooled basis, and increased or reduced as circumstances warrant, to handle the computing task at hand.

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

DS: Digital signal level; a measure of the transmission rate of optical telecommunications traffic. For example, DS-1 corresponds to 1.544 Mbps and DS-3 corresponds to 45 Mbps. See the definition of “Capacity,” above.

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

Fiber-to-the-Tower: Projects that connect cell sites to the wider terrestrial network via fiber optic connections.

Gbps: Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals one billion bits of information.

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

ii

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

OC: Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example, OC-3 corresponds to 155 Mbps. See the definition of “Capacity,” above.

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

Route Miles: The length, measured in non-overlapping miles, of a fiber network. Route miles are distinct from fiber miles, which is the number of route miles in a network multiplied by the number of fiber strands within each cable on the network. For example, if a ten-mile network segment has a 24-count fiber installed, it would represent 10x24 or 240 fiber miles.

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

iii

PART I

ITEM 1.	BUSINESS

Overview

Zayo Group, LLC (the “Company”, “we” or “us”) is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense regional and metropolitan fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which usually average more than three years in length (and average approximately six years for fiber-to-the-tower services). Our dark fiber contracts are generally longer term in nature, averaging approximately twelve years in length. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.

As of June 30, 2012, our fiber networks spanned approximately 46,504 route miles and 2,054,000 fiber miles, served 204 geographic markets in the United States, and connected to 6,055 buildings, including 2,538 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee.

We were founded in 2007 in order to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 21 acquisitions and asset purchases (inclusive of acquisitions closed during the first quarter of fiscal 2013) for an aggregate purchase consideration, net of cash acquired, of $3,179.7 million. We have invested $726.1 million of equity capital to fund these acquisitions. Some of our most significant acquisitions to date have been:

•	PPL Telecom, LLC (“PPL Telecom”). We acquired PPL Telecom on August 24, 2007 for $56.7 million. PPL Telecom’s businesses and assets are primarily deployed in our Zayo Bandwidth business unit.

•

Onvoy, Inc (“Onvoy”). We acquired Onvoy on November 7, 2007, for $77.2 million. The business and the assets that we acquired when we purchased Onvoy were divided into the Zayo Bandwidth (“ZB”), Zayo Enterprise Networks (“ZEN”) and Onvoy Voice Services (“OVS”) business units. On March 12, 2010, we distributed all of the shares of common stock of Onvoy, which holds the OVS business unit, to Zayo Group Holdings, Inc. (“Holdings”), our current direct shareholder. On April 1, 2011, we distributed all of the assets and liabilities of the ZEN unit to Holdings. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations —Spin-Off of Business Units.”

•

Citynet Fiber Networks, LLC (“Citynet Fiber Networks”). We acquired Citynet Fiber Networks on February 15, 2008, for $102.2 million. Citynet Fiber Networks’ assets are deployed in the ZB business unit.

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

•

360network Holdings (USA) Inc. (“360networks”). We acquired 360networks on December 1, 2011, for cash consideration of $317.9 million, net of an assumed working capital deficiency of approximately $26.0 million. Included in the $317.9 million purchase price was VoIP360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Concurrently with the closing of the 360networks acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities that were contributed to Holdings to be $11.7 million. The remaining business and the assets were contributed to the ZB and ZFS business units.

•

AboveNet, Inc. (“AboveNet”). We acquired AboveNet on July 2, 2012, for net cash consideration of $2,214.3 million (the “AboveNet Acquisition”). The business and the assets were contributed to the ZB, ZFS and zColo business units.

•

FiberGate Holdings Inc. (“FiberGate”). We acquired FiberGate on August 31, 2012, for net cash consideration of $117.0 million. The business and the assets that we acquired with FiberGate were contributed to the ZFS business units.

Other recent acquisitions include the following:

•

Mercury Marquis Holdings, LLC (“MarquisNet”). We acquired MarquisNet on December 31, 2011, for net cash consideration of $15.5 million. The business and the assets were contributed to the zColo business unit

•

Arialink. On May 1, 2012, we acquired 100% of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC, and Lansing Fiber Communications (collectively “Arialink”) for net cash consideration of $18.0 million, which is subject to certain post-closing adjustments. Included in the $18.0 million purchase price were certain assets and liabilities that supported Arialink’s managed service product offerings. Concurrently with the closing of the Arialink acquisition, we spun-off a portion of Arialink’s business supporting those managed service product offerings to Holdings. Our preliminary estimate of the fair value of the net assets spun-off to Holdings is approximately $1.8 million. The remaining business and assets were contributed to the ZB and ZFS business units.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — Business Acquisitions” for additional information regarding our acquisitions and asset purchases since inception.

We are a Delaware limited liability company and wholly-owned subsidiary of Holdings, a Delaware corporation, which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”). As of June 30, 2012, the Company had approximately 500 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the fiscal year ended June 30, 2011 as “Fiscal 2011.”

Our Business Strategy

Our primary business objective is to be the preferred provider of bandwidth infrastructure and network-neutral colocation and interconnection services within our target markets. The following are the key elements to our strategy for achieving this objective:

Specifically Focus on Bandwidth Infrastructure and Colocation Services. Bandwidth infrastructure and network-neutral colocation and interconnection services are critical network components in the delivery of communications services (including Internet connectivity, wireless voice and data, content delivery and voice and data networks) by enterprise customers and communications service providers to their end users. We believe our disciplined approach and specific focus on providing these critical services to our targeted customers enable us to provide a high level of customer service while at the same time being responsive to changes in the marketplace.

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

Selectively Expand Through Acquisitions. We have made numerous acquisitions since our founding and we will continue to evaluate potential acquisition opportunities. As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We have consistently demonstrated that we are able to acquire and effectively integrate companies and organically grow revenue and Adjusted EBITDA post-acquisition. Acquisitions have the ability to increase the scale at which we operate, which in turn affords us the ability to increase our operating leverage, extend our network reach, and broaden our customer base. We will continue to evaluate potential acquisitions, both small and large, on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity for us to create value as a result of the acquisition. See “Risk Factors—Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.”

Our Business Units

We are organized into three business units: Zayo Bandwidth (“ZB”), Zayo Colocation (“zColo”) and Zayo Fiber Solutions (“ZFS”). Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.

Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our metropolitan and regional fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, Ethernet, and IP services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including ILECs, IXCs, RLECs, CLECs, and foreign carriers), media and content companies, cable and satellite video providers, and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; and Nashville, Tennessee. As a result of the restructuring of our business units, in January 2011, ZEN and ZB transferred five facilities to zColo located in Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; and Memphis, Tennessee. In July 2011, ZB transferred an additional colocation facility located in Pittsburgh, Pennsylvania to zColo. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 300 domestic and international networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of June 30, 2012 and June 30, 2011, the zColo unit managed 96,275 and 72,927 square feet of billable colocation space, respectively.

Zayo Fiber Solutions. The ZFS unit was formally launched on July 1, 2010, after our acquisition of AGL Networks, a company whose business was comprised solely of dark fiber-related services. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Business Acquisitions—Acquisition of AGL Networks, LLC (“AGL Networks”).” Through our ZFS unit, we provide dark fiber and related services primarily on our existing fiber footprint. We lease dark fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metropolitan and long haul networks according to their specific business needs. ZFS’s customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark fiber-related services under long-term contracts (averaging approximately twelve years in length); our customers generally pay us on a monthly basis for these services.

Below is a summary of the key services provided by our three business units, the types of customers we target and our representative peer groups that offer comparable services:

Business Unit	Key Services	Target Customers	Peer Group

Zayo Bandwidth	• Bandwidth infrastructure, including lit services such as private lines, wavelengths, and Ethernet	• Top 200 bandwidth users in the United States (wireless, carriers/local exchange carriers, media and content companies)	• TW Telecom Inc. • Lightower Fiber Networks, LLC

zColo	• Network-neutral colocation • Interconnection	• Carriers, service providers, colocation-intensive enterprises	• The Telx Group, Inc. • Equinix, Inc

Zayo Fiber Solutions	• Bandwidth infrastructure, primarily dark-fiber leases	• Carriers, media and content companies, large enterprises and public sector	• Fibertech Networks, LLC

Financial information for each of our business units is contained in Note 17 — Segment Reporting, to our consolidated financial statements.

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

In recent years, the industry has experienced significant increases in global IP traffic. The growth in Internet traffic overall is being driven by a mix of consumer and business trends including the proliferation of wireless smart phones, rich media such as video on demand, real time online streaming video, social networks, online gaming, cloud computing, 3G and 4G mobile broadband and the trend towards enterprise outsourcing of IT and storage needs.

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

Networks

The vast majority of our fiber networks are owned or operated under long-term indefeasible right of use (“IRU”) contracts, span over 46,000 route miles, and connect to 204 geographic markets in the United States. Within the markets that we serve, our network connects to over 6,055 buildings, including major data centers, carrier hotels and central offices, single-tenant high-bandwidth locations, cellular towers and enterprise buildings. Our networks are designed in such a way that ample opportunity exists to organically add additional markets and buildings to our networks; we are focused on adding markets and buildings that have limited or no existing bandwidth infrastructure providers. Our fiber networks also have the following key attributes:

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

•

Extensive Coverage in Locations with Few Fiber Alternatives. We focus our sales and marketing efforts within our network footprint, specifically those areas within our networks (including our fiber-to-the-tower networks) that we believe are less competitive. A significant portion of our revenue is derived from small and midsized markets and from our fiber-to-the-tower network that, in general, have a limited number of bandwidth infrastructure alternatives. We frequently connect customer locations in our target small to midsized markets back to major data centers, carrier hotels and central offices, single-tenant high-bandwidth locations, enterprise buildings and other major telecommunications buildings that are usually located in larger markets. We also target locations in larger markets with few fiber alternatives such as cellular towers and enterprise buildings.

Regional Fiber Networks. We use our regional fiber networks to provide bandwidth infrastructure services between markets that we serve. Our regional networks are commonly used in the following scenarios: First, to provide service between on-net buildings (or buildings that are directly connected to our fiber network), that are located in different large markets, for example, Chicago and New York. Second, to connect our on-net buildings in small and midsized markets back to major data centers, wireless switching centers, carrier hotels and ILEC central offices in larger markets, for example, between Lima, Ohio and Cleveland, Ohio. Third, occasionally our networks provide service between on-net buildings in two different small or midsized markets located on various parts of our regional networks, for example, between Sioux Falls, South Dakota and Alexandria, Minnesota. We seek to continue to add new markets to our regional networks on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. We have deployed current generation DWDM technologies across most of our regional networks that are capable of scaling to 400 Gbps of bandwidth, which allows us to continue to add capacity as demand for bandwidth increases. We expect technology to continue to advance and that we will augment and invest in our regional networks accordingly.

Fiber-to-the-Tower Networks. We operate fiber-to-the-tower (“FTT”) networks in 68 distinct geographic areas across our footprint and have FTT projects under construction in eight additional markets. We connect to 2,538 cellular towers and have contracts with multiple national wireless carriers to build out to 1,205 additional towers. These fiber-to-the-tower networks provide our customers with bandwidth infrastructure services that offer significantly improved performance and speed over legacy copper networks. Our fiber-to-the-tower networks are scalable, which means that we can increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our fiber-to-the-tower markets are generally in areas where we already have dense networks, which affords us the ability to offer ring-protected fiber-to-the-tower services. As such, we are able to offer a higher service level agreement than those traditionally offered over legacy unprotected microwave and copper networks.

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

Diverse Portfolio of On-Net Buildings. We provide service to 6,055 on-net buildings and are continually making capital investments to increase our on-net building footprint. On-net buildings are buildings that directly connect via fiber to our metropolitan or regional fiber networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network are primarily composed of the following:

•

Data Centers, Carrier Hotels and Central Offices. These buildings house multiple consumers of bandwidth infrastructure services. Our networks generally connect the most important of these buildings in the markets where we operate. We have 407 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations. These buildings house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and hosting centers. Our network is connected to these buildings only when the tenant purchases services from us. We currently have 777 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers. We connect to cellular towers and other locations that house wireless antennas. We have 2,538 cellular towers on-net, and we are actively constructing fiber to an additional 1,205. We have signed contracts to provide service to at least one tenant at each tower that we connect or will connect to. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants.

•

Enterprise Buildings. Our network extends to 2,333 enterprise buildings. These buildings contain a mix of single tenant and multi-tenant enterprise buildings and include hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Key Colocation Facilities Exclusively in Major Telecom/Internet Buildings

Our key colocation facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York, New York and 165 Halsey Street in Newark, New Jersey. zColo also has the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street, although carriers may inter-connect there in less cost-effective manners including without using the Meet-Me Room. We also have colocation facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee. All of our colocation facilities are network-neutral and have backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment and ample power to meet customer needs. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total approximately 96,275 net square feet of billable colocation space.

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

Other

We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through the CII members’ equity contributions, borrowings under our credit facilities, and cash provided by operating activities.

Our Services

Zayo Bandwidth. Through our Zayo Bandwidth unit, we offer bandwidth infrastructure services over our fiber network. These service offerings are targeted to meet the needs of the largest consumers of bandwidth infrastructure in the United States. Services are primarily provided under contracts with terms ranging from three to six years and typically include a monthly recurring charge and in many cases an up-front payment. The monthly recurring fee is fixed in most cases and is based on the amount of bandwidth provided and the type of locations to which the bandwidth connects.

Bandwidth infrastructure services typically include (i) private line services that range in speed, or bandwidth provided, from 45 Mbps to 10 Gbps and include DS-1, DS-3, OC-3, OC-12, OC-48 and OC-192 services; (ii) Ethernet services that range in speed from 100 Mbps to 10 Gbps; (iii) wavelength services that are provided between 2.5 Gbps and 10 Gbps speeds; (iv) IP services that can range from 10 Mbps to 10 Gbps; and (v) fiber-to-the-tower services. ZB offers several configurations of these services. These configurations include simple point-to-point (or building-to-building) services and more complex point-to-multi-point or multi-point-to-multi-point services. We also custom-tailor complex network solutions for our largest customers, including customized low latency routing, multi-location fiber-to-the-tower networks (sometimes in the hundreds of towers) and other similarly customized deployments.

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

ZB is an active participant in federal broadband stimulus projects available through the Broadband Technology Opportunity Program and the American Recovery and Reinvestment Act of 2009. For more information, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Broadband Stimulus Awards.”

zColo. Through our zColo business unit, we provide network-neutral colocation, interconnection and other services. Our facilities provide our customers with secure, reliable, and environmentally-controlled colocation space. Our colocation services include redundant power and cooling, physical security, fire suppression and remote hands services. Each of our colocation facilities is managed by experienced and well-trained technicians and monitored from our network control center based in New York, New York. We typically provide our services for an upfront payment and a recurring monthly fee and generally provide them on one- to five-year contracts.

•	Space. We sell cabinets, racks, half-racks and cages. We also provide and charge for remote hands/remote technician services.

•	Power. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators.

•

Interconnection Services. As a network-neutral provider of colocation services, we provide our customers with interconnection services including fiber, OCN, DS3 and DS1 service levels. These services are provided for terms between one and five years for a recurring fee and in many cases an additional non-recurring fee. Interconnection services allow customers to connect and deliver capacity services between separate networks.

Zayo Fiber Solutions. Through our ZFS unit, we provide dark fiber-related services to customers who desire to operate their own telecommunications and data networks at the fiber level, in those markets where we have spare fiber inventory in excess of our needs. These include customers from Zayo Bandwidth, as well as from the legacy 360networks, AFS and AGL Networks businesses, and range from large wireless carriers to local municipalities. Dark fiber related services generally consist of the following:

•

Dark Fiber Leases. We provide our customers the opportunity to lease dark fiber, usually in pairs, for a monthly recurring fee and/or upfront payment. Contracts are generally long term (averaging approximately twelve years in length) and many times include automatic annual price escalators intended to compensate us for inflation.

•

Maintenance & Other Services. Dark-fiber leases also include maintenance services for which Zayo charges customers on a recurring basis. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building.

Demand for all of our services does not materially fluctuate based on seasonality.

Sales and Marketing

Our business primarily engages in direct sales through our sales organization consisting of 41 sales representatives, 39 of which report to a common sales group. The remaining two report directly to the zColo business unit and specialize in selling colocation and interconnect services. Each of these sales representatives is responsible for meeting a monthly quota. The primary sales organization sells services across all three business units and products. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The main sales organization is organized into five sales channels that align around both region and customer segment. Each of these channels maintains dedicated sales and solutions engineering support resources. Three channels focus on the eastern, midwestern and western geographic regions of the United States, primarily supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, media and financial sectors. The other two channels focus on the national wireline and wireless carriers, also selling across our complete product set.

Our zColo sales force is located in various markets and is focused on existing customers who are located within our colocation facilities that require additional interconnection or colocation services, and on new customers that require colocation services in the major carrier hotels and data centers in the United States.

Separate from the sales groups, we have a corporate marketing group that is responsible for the Company’s marketing efforts. The marketing staff manages our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management groups that are focused on the dark fiber, wavelengths, private line, Ethernet, IP, colocation, and fiber-to-the-tower product groups.

Our Customers

Our customers generally have a significant and growing need for the telecom and Internet infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses such as companies in the education, healthcare, financial services, and technology industries. Our largest single customer accounted for approximately 14% of our monthly recurring revenue during the year ended June 30, 2012, and total revenues from our top ten customers accounted for approximately 50% of our monthly recurring revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, or if any such customer is not satisfied with our services it may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.

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

We have numerous customer orders for connections, including contracts with multiple national wireless carriers, to build out to more than 1,205 additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.

Competition

Bandwidth Infrastructure. We believe that some of the key factors that influence our customers’ choice of us as their bandwidth infrastructure provider are the ability to provide our customers with a service that exclusively utilizes our fiber network on an end-to-end basis, the quality of the service the customer receives, the ability to implement a complex custom solution to meet the customers’ needs, the price of the service provided, and the ongoing customer service provided.

Generally, price competition in non-commoditized geographies is less intense than that for commoditized routes. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber in place. Typically, these competitors are large, well-capitalized ILECs such as AT&T Inc., CenturyLink, Inc. and Verizon Communications Inc., or are publicly traded bandwidth infrastructure providers such as AboveNet (prior to the consummation of the AboveNet Acquisition), and Level 3 Communications, Inc. In certain geographies, privately held companies can also offer comparable fiber-based solutions. On occasion, the price for bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue in situations where our competitors have comparable pre-existing fiber networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital. In addition, several of our competitors have large, pre-existing expansive fiber networks.

Colocation. The market for our colocation and interconnection services is very competitive. We compete based on price, quality of service, network-neutrality, type and quantity of customers in our data centers, and location. We compete against large, well-established colocation providers who have significant enterprise values, and against privately-held, well-funded companies. Given that certain companies are privately held, we are unable to effectively calculate our market share.

Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase data center space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate nationally and are able to attract a customer base that values and requires national reach and scale.

We compete with other interconnection and colocation service providers including Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (a Verizon Communications, Inc. subsidiary), Level 3 Communications, Inc., and Savvis, Inc. (a CenturyLink Inc. subsidiary) among others. These companies offer similar services and operate in the markets where we provide service.

Regulatory Matters

Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”) and various state Public Utilities Commissions (“PUCs”), all of which we have obtained and maintain in the normal course of our business. The FCC and State PUCs generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal and state laws and regulations, and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate services that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC and the State PUCs documenting interstate and intrastate revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in certain of these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.

In addition, our business is subject to various other regulations at the federal, state and local levels. These regulations affect the way we can conduct our business and our costs of doing so. However, we believe, based on our examination of such existing and potential new regulations being considered in ongoing FCC and State PUC proceedings, that such regulations will not have a significant impact on us.

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

We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of conduct is available in the “Corporate Governance” section of our website at http://www.zayo.com/investors.

Special Note Regarding Forward-Looking Statements

Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations, and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in “Item 1A: Risk Factors”, contained within this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to our Business

Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.

We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. Prior to the AboveNet Acquisition, we had paid $317.9 million for our largest acquisition. We may engage in significantly larger acquisitions similar to the AboveNet Acquisition, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase disconnects and reduce new sales.

We may incur additional debt or issue additional preferred units to assist in the funding of these potential transactions, which may increase our leverage and/or dilute our existing equity holders at CII, our ultimate parent. Further, additional transactions (including acquisitions by our parent or affiliates) could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition;

•	loss of key employees and salespeople of the acquired business;

•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;

•	discovery that the unaudited financial statements we relied on to buy a business before we obtained its audited financial statements were incorrect;

•	expenses associated with the integration of the operations of the acquired business;

•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;

•	Finding that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and

•	recognizing that the internal controls of the acquired business are inadequate.

Our debt level could negatively impact our financial condition, results of operations, and business prospects and prevent us from fulfilling our obligations under our outstanding notes. In the future, we may incur substantially more indebtedness, which could further increase the risks associated with our leverage.

As of June 30, 2012, on an adjusted basis after giving effect to the additional indebtedness entered into in connection with our acquisition of AboveNet, (i) our total debt, including the issuance of $1.25 billion of new senior notes (the “Notes”), the entry into a new $1.62 billion senior secured term loan facility (the “New Term Loan Facility”) and capital leases, was $2.8 billion and (ii) we had total borrowing capacity of $123.8 million under our new revolving credit facility (the “New Revolving Credit Facility”, and together with the New Term Loan Facility, the “New Credit Facility”). An additional $120.0 million will become available on the New Revolving Credit Facility upon regulatory approval. Subject to the limitations set forth in the indentures governing the Notes (the “Indentures”) and the agreement governing our New Credit Facilities (the “New Credit Agreement”), we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.

Specifically, our level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations under our debt agreements;

•	requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures, and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate and other activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions;

•	placing us at a competitive disadvantage relative to less leveraged competitors; and

•	preventing us from raising the funds necessary to repurchase the Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the Indentures.

We may not be able to generate enough cash flow to meet our debt obligations.

Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business and the value of our Notes. A range of economic, competitive, business, regulatory, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as economic and financial conditions in our industry and the global economy, or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	reducing or delaying capital investments;

•	raising additional capital;

•	refinancing or restructuring our debt; and

•	selling assets.

We cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms, or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the Notes, or to obtain alternative financings, could materially and adversely affect the value of the Notes.

If we are unable to meet our debt service obligations, we would be in default under the terms of the July 2, 2012 Indentures governing our $750.0 million Senior Secured Notes and $500.0 million Senior Unsecured Notes and our July 2, 2012 Credit Agreement governing our $1,620.0 million Term Loan Facility and $250.0 million Revolving Credit Facility (collectively, our “New Indebtedness”). If such a default were to occur, the lenders under the New Credit Facilities could elect to declare all amounts outstanding under each of the New Credit Facilities immediately due and payable, and the lenders under the New Revolving Credit Facility would not be obligated to continue to advance funds thereunder. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the lenders or to our debt holders.

We may be subject to interest rate risk and increasing interest rates may increase our interest expense.

Borrowings under each of the New Credit Facilities bear, and future indebtedness may bear, interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The Indentures and the New Credit Facilities each contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to, among other things:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions with respect to any equity interests or make certain investments or other restricted payments;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	consolidate or merge with or into other companies or transfer all, or substantially all, of our assets;

•	engage in transactions with affiliates;

•	engage in business other than telecommunications; and

•	enter into sale and leaseback transactions.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants and restrictions contained in the agreement governing the New Credit Facilities and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios, or tests in the New Credit Agreement, the Indentures, or any future indebtedness could result in an event of default under our New Credit Facilities, the Indentures or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our New Credit Facilities require us to comply with specified financial ratios, including ratios regarding total leverage, secured leverage and interest coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in the New Credit Agreement, in any future credit agreement or the Indentures or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate our ability to borrow under our New Revolving Credit Facility. If the amounts outstanding under our New Credit Facilities, the Notes or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed, including the Notes. In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

Since our inception we have used more cash than we have generated from operations, and we may continue to do so in the next several quarters.

Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. To date, our investing activities have consisted principally of the acquisition of businesses as well as material additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions, bank debt, the issuance of the Notes, and capital leases.

Our near-term expectation is to continue to invest success-based capital (meaning that the capital is invested only after we have entered into a customer contract with terms that we believe provide an attractive return on our investment) in incremental property and equipment at an amount that may exceed the amount of capital available from operations after debt service requirements. We also intend to continue to opportunistically pursue acquisitions, some of which may be quite large. In addition to our cash flow from operations, we plan to rely on cash on hand, and availability under the New Credit Facilities. We cannot assure you, however, that we will have access to sufficient cash to successfully operate or grow our business.

We incurred net losses in prior periods, and we cannot guarantee that we will generate net income in the future.

We incurred net losses from continuing operations in the last three fiscal years. Our business plan is to continue to expand our network on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. If we continue to expand our network we might continue to incur losses in future periods. In addition, we cannot assure you that we will be successful in implementing our business plan or that we will not change our business plan. Furthermore, if a material number of circuits are disconnected or customers disconnect or terminate their service with us, we may not be able to generate positive net income in future periods. Further, we grant stock-based compensation to employees with terms that require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date. To the extent that our valuation increases, additional expense will be recognized at the applicable reporting date. In prior periods, the expense has been a material contributor to our net loss from continuing operations. Additionally, our interest expense will increase as a result of the Notes offering and borrowings under the New Revolving Credit Facilitiy, which will have an adverse effect on our net income.

We are experiencing rapid growth of our business and operations, and we may not be able to efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies and assets as well as expansion of our own network and the acquisition of new customers through our own sales efforts. We intend to continue to rapidly grow our company, including through acquisitions, some of which may be large. Our expansion places strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop, and retain an effective sales force and other qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and

•	expand our operational information systems in order to support our growth.

If we fail to implement these or other necessary measures, our ability to manage our growth and our results of operations will be impaired.

Our back office infrastructure, including the operational support systems, processes, and people is a key component to providing a good experience to our customers, the failure of which could impair our ability to retain existing customers or attract new customers.

Our ability to provide ongoing high-quality service to customers is fundamental to our success. The material failure of one or more of our operational support systems, including the systems for sales tracking, billing, order entry, provisioning, and trouble ticketing, may inhibit us from performing critical aspects of our services for an extended period. If we incur system failures, we may incur additional expenses, delays, and a degradation of customer experience, and we may not be able to efficiently and accurately install new orders for services on a timely basis. Further, the impact of a prolonged failure of these systems could negatively impact our reputation and ability to retain existing customers and to win new business.

Our ability to provide services would be hindered if any of our franchises, licenses, permits, rights-of-way, conduit leases, fiber agreements, or property leases are canceled or not renewed.

We must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our networks, which could have a material adverse effect on our business, financial condition, and results of operations. In order to operate our networks, we must also maintain fiber leases and IRU agreements that we have with public and private entities. A small percentage of these agreements (less than five percent in route mile terms) expire prior to 2020. There is no assurance that we will be able to renew those fiber routes on favorable terms, or at all. If we are unable to renew those fiber routes on favorable terms, we might experience the following:

•	increased costs as a result of renewing an IRU under less favorable terms;

•	significant capital expenditures in order to build replacement fiber;

•	increased costs as a result of entering into short-term leases for lit services; and

•	lost revenue resulting from our inability to provide certain services.

In order to expand our network to new locations, we often need to obtain additional rights-of-way, franchises, and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities and have an adverse effect on our business, financial condition, and results of operations.

If we lose or are unable to renew key real property leases where we have located our POPs, it could adversely affect our services and increase our costs, as we would be required to restructure our network and move our POPs.

If our contracts with our customers are not renewed or are terminated, our business could be substantially harmed.

Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

We have numerous customer orders for connections, including contracts with multiple national wireless carriers to build out additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.

Our revenue is relatively concentrated among a small number of customers and the loss of any of these customers could significantly harm our business, financial condition, and results of operations.

Before giving effect to the AboveNet Acquisition, our largest single customer accounted for approximately 14% of our monthly recurring revenue during the year ended June 30, 2012, and total revenues from our top ten customers accounted for approximately 50% of our monthly recurring revenue during the year ended June 30, 2012. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.

We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges that could adversely affect our operating results and financial condition. As a result of the AboveNet Acquisition, we have a more diverse customer base; however we will still rely on a relatively small number of customers for a significant portion of our revenue.

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

We are required to maintain, repair, upgrade, and replace our network and our facilities, and our failure to do so could harm our business.

Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires and will continue to require management time and the periodic expenditure of capital. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation in the level of service that we provide to our customers, which would adversely affect our business. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network in order to maintain services to customers. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software technologies. Our failure to maintain or properly operate this hardware and software can lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers for credits or damages, could lead to early termination of contracts, and could damage our reputation for service, thereby limiting future sales opportunities.

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

Problems within our network or at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. In the past we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. We have service level commitment obligations with substantially all of our customers. As a result, service interruptions or equipment damage in our network or at our data centers could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures; however, we cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability. We depend on our landlords and other third-party providers to properly maintain the buildings in which our data centers are located. Improper maintenance by such landlords and third parties increases the risk of service interruptions and equipment damage.

We do not own the buildings in which our data centers are located. Instead, we lease our data center space, and the non-renewal of leases could be a significant risk to our ongoing operations.

We would incur significant costs if we were forced to vacate one of our data centers due to the high costs of equipment relocation and installation of necessary infrastructure in a new data center. In addition, if we were forced to vacate a data center, we could lose customers that chose our services based on our location. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our customer service and could result in the loss of customers.

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

A customer’s decision to purchase bandwidth infrastructure services typically involves a significant commitment of our time and resources. As a result, we experience a long sales cycle for some of our services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not generate revenue. Delays due to the length of our sales cycle or costs incurred that do not result in sales may have a material adverse effect on our business, financial condition, and results of operations.

We are highly dependent on our management team and other key employees.

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, Chris Morley, or Matthew Erickson is bound by an employment agreement with us. A portion of Daniel Caruso’s professional time is spent on his service as Executive Chairman of Envysion, Inc., of which he is a significant investor. The loss of members of our management team or other key employees is likely to have a material adverse effect on our business.

Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.

We provide telecommunication and other services in multiple jurisdictions across the United States and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition, and results of operations. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

We have identified a material weakness in our internal controls over financial reporting, and our business may be adversely affected if we do not adequately address that weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We did not adequately implement certain controls to evaluate the amount to be recognized related to deferred income taxes associated with business combinations, and we have, therefore, identified a material weakness in our internal controls over financial reporting as of June 30, 2011. The control deficiency resulted in an error in the purchase accounting associated with our acquisition of FiberNet and a restatement of our annual financial statements for the fiscal years ended June 30, 2011 and 2010, our interim financial statements for each period in fiscal 2011 and the interim financial statements for the first two quarters of the fiscal year ended June 30, 2012. The existence of this or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. Although we have attempted to remediate the material weakness, those efforts may not prove to be successful.

Risks Relating to Our Industry

The telecommunications industry is highly competitive, and contains competitors that have significantly greater resources and a more diversified base of existing customers than we do.

In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets. In addition to these carriers, several other competitors, such as facilities-based communications service providers, including CLECs, cable television companies, electric utilities and large end-users with private networks, offer services similar to those offered by us. Many of our competitors have greater financial, managerial, sales and marketing , and research and development resources than we do and are able to promote their brands with significantly larger budgets. Additionally, some of our brands are relatively new and as such have limited traction in the market. Many of these competitors have the added advantage of a larger, more diversified customer base. If we fail to develop and maintain brand recognition through sales and marketing efforts and a reputation for high-quality service, we may be unable to attract new customers and risk losing existing customers to competitors with better known brands.

Consolidation among companies in the telecommunications industry could adversely impact our business.

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

The telecommunications industry is characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels, and changing customer demands. We may not be able to adequately adapt our services or acquire new services that can compete successfully. Our failure to obtain and integrate new technologies and applications could impact the breadth of our service portfolio, resulting in service gaps, a less differentiated service suite, and a less compelling offering to customers. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

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

Telecommunications services are subject to significant regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In addition, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC. The FCC regularly considers changes to its regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, including federal fiscal and monetary policy actions, may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.

Disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms (or at all).

Disruptions in the financial markets could impact our ability to obtain debt or equity financing, or lines of credit, in the future as well as impact our ability to refinance our existing indebtedness on reasonable terms (or at all), which could affect our strategic operations and our financial performance and force modifications to our operations.

Terrorism and natural disasters could adversely impact our business.

The ongoing threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. Terrorist activity could damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain customers, raise capital, and operate and maintain our network access points. We are particularly vulnerable to acts of terrorism because of our large data center presence in New York. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fires, or similar events that could affect our headquarters, other offices, our network, infrastructure, or equipment, all of which could adversely affect our business.

Changes in regulations affecting commercial power providers may increase our costs.

In the normal course of business, we need to enter into agreements with many providers of commercial power for our office, network, and data centers. Costs of obtaining commercial power can comprise a significant component of our operating expenses. Changes in regulations that affect commercial power providers, particularly regulations related to the control of greenhouse gas emissions or other climate change related matters, could adversely affect the costs of commercial power, which may increase the costs of providing our services. Volatility in market prices for fuel and electricity that affect commercial power providers may also increase the costs of providing our services. Both such increases in our costs may adversely affect our operating results and financial condition.

Risks Related to the AboveNet Acquisition

Although we expect that our acquisition of AboveNet will benefits us, we may not realize those benefits because of integration difficulties and other challenges.

The success of our acquisition of AboveNet will depend in large part on the success of management in integrating the operations, strategies, technologies, and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the AboveNet Acquisition if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of AboveNet or to otherwise realize any of the anticipated benefits of the AboveNet Acquisition, including additional revenue opportunities, could impair our operations. In addition, we anticipate that the overall integration of AboveNet will be a time-consuming and expensive process that, without prior planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties the combined company may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies and operations, products and services;

•	the disruption of ongoing business and distraction of their respective management teams from ongoing business concerns;

•	the retention of the existing customers of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company’s operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the AboveNet Acquisition.

The anticipated benefits and synergies include the combination of offices in various locations and the elimination of numerous technology systems, duplicative personnel and duplicative market, and other data sources. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, the anticipated benefits and synergies may not be achieved or may be of lesser benefit than expected.

We have incurred and will continue to incur transaction, integration, and restructuring costs in connection with the AboveNet Acquisition.

We have incurred, and will continue to incur, significant costs in connection with the AboveNet Acquisition, including fees of our attorneys, accountants, and financial advisors. We expect to incur additional costs associated with transaction fees and other costs related to the acquisition. We will incur integration and restructuring costs as we integrate the businesses of AboveNet with those of the Company. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration, and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near-term.

The unaudited pro forma financial data for the Company included in this Annual Report is preliminary, and Zayo Group, LLC’s actual financial position and operations after the AboveNet Acquisition may differ materially from the unaudited pro forma financial data included in this Annual Report.

The unaudited pro forma financial data for Zayo Group, LLC included in this Annual Report is presented for informational purposes only and is not necessarily indicative of what Zayo Group, LLC’s actual financial position or operations would have been had our recent acquisitions been completed on the dates indicated. Zayo Group, LLC’s actual results and financial position after the AboveNet Acquisition may differ materially and adversely from the unaudited pro forma financial data included in this Annual Report. See “Item 6: Selected Financial Data – Unaudited Pro Forma Condensed Financial Information.”

The international operations of the combined companies expose us to risks that could materially and adversely affect the business.

We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the U.S.;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in U.S. laws and regulations relating to foreign trade and investment.

Changes in our traffic patterns or industry practice could result in increasing peering costs for our IP network.

Peering agreements with other ISPs have allowed AboveNet to access the Internet and exchange traffic with these providers. In most cases, AboveNet peered with these ISPs on a payment-free basis, referred to as settlement-free peering. We plan to leverage this settlement-free peering on a combined company basis. If other providers change the terms upon which they allow settlement-free peering or if changes in Internet traffic patterns, including the ratio of inbound to outbound traffic, cause us to fall below the criteria that these providers use in allowing settlement-free peering, the costs of operating our Internet backbone will likely increase. Any increases in costs could have an adverse effect on our margins and our ability to compete in the IP market.

Demand for our services from certain customers in the financial services industry may be negatively affected by regulatory changes.

Certain of AboveNet’s financial services customers utilize AboveNet’s network and services for high-frequency trading. To the extent that regulatory changes restrict this activity, the need of these customers for our services may be reduced or eliminated, which could have an adverse effect on our revenues and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2012, we own or lease approximately 46,504 fiber route miles or 2,054,000 fiber miles. We provide colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee. We do not own the buildings where we provide our colocation and interconnection services; however, as of June 30, 2012 the zColo unit managed 96,275 square feet of billable colocation space. See “Item 1. Business – Our Telecom and Internet Infrastructure Assets,” for additional discussion related to our network and colocation properties.

We lease our corporate headquarters in Louisville, Colorado as well as sales, administrative and other support offices. Our corporate headquarters located at 400 Centennial Parkway, Suite 200, Louisville, CO is approximately 23,860 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet. Each of the Company’s business units utilize these facilities.

The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters, and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of any such pending litigation matters will not have a material adverse effect upon our results of operations our consolidated financial condition or our liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Our Common Stock

We are a privately held company, and there is no public or private trading market for our equity. We are a wholly-owned subsidiary of Zayo Group Holdings, Inc. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the beneficial ownership of our indirect parent company.

Dividend Policy

We have never declared or paid any cash dividends to our preferred equity holders and no cash dividends are contemplated on our preferred units in the foreseeable future. In addition, our New Credit Agreement and the Indentures governing our Notes contain restrictions on our ability to pay dividends or make other distributions with respect to any equity interests.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial information for Zayo Group, LLC for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group, LLC as of and for the years ended June 30, 2012, 2011, 2010, 2009 and 2008 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “ Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$382,043	$287,235	$199,330	$125,339	$64,623

Operating costs and expenses:
Operating costs, excluding depreciation and amortization	82,581	71,528	62,688	37,792	18,693
Selling, general and administrative expenses	111,695	89,846	65,911	51,493	30,342
Stock-based compensation	26,253	24,310	18,168	6,412	3,381
Depreciation and amortization	84,961	60,463	38,738	26,554	10,374

Total operating costs and expenses	305,490	246,147	185,505	122,251	62,790

Operating income	76,553	41,088	13,825	3,088	1,833

Other income (expense):
Interest expense	(50,720)	(33,414)	(18,692)	(15,245)	(6,287)
Impairment of cost method investment	(2,248)	—	—	—	—
Other income/(expense)	123	(126)	1,526	234	351
Loss on extinguishment of debt	—	—	(5,881)	—	—

Total other expenses, net	(52,845)	(33,540)	(23,047)	(15,011)	(5,936)

Earnings/(loss) from continuing operations before income taxes	23,708	7,548	(9,222)	(11,923)	(4,103)
Provision/(benefit) for income taxes	29,557	12,542	4,823	(2,321)	(469)

Loss from continuing operations	(5,849)	(4,994)	(14,045)	(9,602)	(3,634)
Earnings from discontinued operations, net of income taxes	—	899	5,425	7,355	1,681

Net loss	$(5,849)	$(4,095)	$(8,620)	$(2,247)	$(1,953)

	Zayo Group, LLC (Historical)
	Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$150,693	$25,394	$87,864	$38,019	$4,390
Property and equipment, net	754,738	518,513	297,889	211,864	161,134
Total assets	1,371,781	790,421	558,492	422,162	339,439
Long-term debt and capital lease obligations, including current portion	701,339	365,588	259,786	151,488	115,720
Total member’s equity	365,849	228,264	204,055	212,963	177,671
Other Financial Data:
Adjusted EBITDA(1), from continuing operations	$194,520	$126,600	$73,556	$37,007	$15,939
Total capital expenditures, net of stimulus grants — continuing operations	124,137	112,524	58,751	61,614	22,729
Reconciliation of Adjusted EBITDA:
Net loss	$(5,849)	$(4,095)	$(8,620)	$(2,247)	$(1,953)
Add back non-EBITDA items included in loss from continuing operations:
Earnings from discontinued operations, net of income taxes	—	(899)	(5,425)	(7,355)	(1,681)
Depreciation and amortization	84,961	60,463	38,738	26,554	10,374
Interest expense	50,720	33,414	18,692	15,245	6,287
Provision/(benefit) for income taxes	29,557	12,542	4,823	(2,321)	(469)
Stock-based compensation	26,253	24,310	18,168	6,412	3,381
Loss on extinguishment of debt	—	—	5,881	—	—
Impairment on cost method investment	2,248	—	—	—	—
Transaction costs	6,630	865	1,299	719	—

Adjusted EBITDA, from continuing operations	$194,520	$126,600	$73,556	$37,007	$15,939

(1)

Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. We define Adjusted EBITDA for the periods presented above as Net loss before earnings from discontinued operations, depreciation and amortization, interest expense/(income), provision/(benefit) for income taxes, stock-based compensation, transaction costs related to our acquisitions, and certain non-cash items. The table above sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted EBITDA, as net loss is calculated in accordance with GAAP. See “Item 7. Management Discussion & Analysis of Financial Condition and Results of Operations – Adjusted EBITDA” for more information.

UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION

The following tables present selected unaudited pro forma condensed financial information of Zayo Group, LLC as of and for the year ended June 30, 2012. The following unaudited pro forma condensed financial information has been prepared giving effect to the acquisitions of AboveNet, 360networks, Arialink, MarquisNet, and FiberGate, the issuance of $750.0 million (8.125%) senior secured Notes, $500.0 million (10.125%) senior unsecured Notes, the entrance into a new $1,620.0 million senior secured term loan facility (our “New Term Loan Facility” and collectively, our “New Indebtedness”), the proceeds of the additional $337.2 million in equity contributions (net of costs associated with raising the additional capital), and the use of proceeds from each of the foregoing as if each of the transactions above occurred on July 1, 2011.

The unaudited pro forma condensed balance sheet as of June 30, 2012 is derived from (i) our audited historical consolidated financial statements as of June 30, 2012 and the (ii) unaudited historical balance sheet of AboveNet and FiberGate as of June 30, 2012.

The unaudited pro forma condensed financial information reflect pro forma adjustments that are described in the accompanying notes and are based on available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma balance sheet and statements of operations reflect our preliminary estimates of the acquisition date fair values of the acquired assets and liabilities assumed in our recent acquisitions. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the events actually been consummated at the beginning of the period presented, nor is it necessarily indicative of our future consolidated operating results.

The selected unaudited pro forma condensed financial information should be read in conjunction with the accompanying notes thereto, the information contained in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements as of and for the year ended June 30, 2012, included elsewhere in this Annual Report and the audited consolidated financial statements as of and for the year ended December 31, 2011 of AboveNet, the audited consolidated financial statements as of and for the year ended December 31, 2010 of 360networks, and the audited consolidated financial statements as of and for the year ended December 31, 2011 of FiberGate, each included in our Registration Statement filed with the SEC on Form S-4 on July 12, 2012.

Zayo Group, LLC

Pro Forma Statement of Operations

For the Year ended Ended June 30, 2012

(Unaudited)

								Pro Forma
								Adjustments	Zayo Group
	Zayo Group	AboveNet	360networks	MarquisNet	Arialink	FiberGate	Pro Forma	for Debt	Pro-forma as
	Historical (1)	Historical (2)	Historical (3)	Historical (4)	Historical (5)	Historical (6)	Adjustments (7)	Offerings (8)	adjusted
					(in thousands)
Revenue	$382,043	$496,498	$33,640	$3,338	$4,257	$15,021	$(6,592)	$—	$928,205

Operating costs and expenses
Operating costs, excluding depreciation and amortization	82,581	169,287	12,275	1,071	921	1,761	(8,714)	—	259,182

Selling, general and administrative expenses	111,695	129,996	13,379	2,998	1,305	2,391	(22,741)	—	239,024
Stock-based compensation	26,253	—	667	—	—	—	22,936	—	49,856
Depreciation and amortization	84,961	80,278	4,769	908	804	2,755	41,545	—	216,020

Operating income	76,553	116,937	2,550	(1,639)	1,226	8,114	(39,618)	—	164,123

Other income/(expense)
Interest expense, net	(50,720)	(4,270)	(41)	(14)	(399)	(119)	599	(187,707)	(242,671)
Other (expense)/income, net	123	204	1,170	—	—	—	(1,674)	—	(177)
Impairment of cost method investment	(2,248)	—	—	—	—	—	—	—	(2,248)

Total other expense, net	(52,845)	(4,066)	1,129	(14)	(399)	(119)	(1,075)	(187,707)	(245,096)

Earnings/(loss) before provision for income taxes	23,708	112,871	3,679	(1,653)	827	7,995	(40,693)	(187,707)	(80,974)

Provision/(benefit) for income taxes	29,557	40,574	205	—	323	3,011	(15,632)	(73,206)	(15,168)

Net (loss)/earnings	$(5,849)	$72,297	$3,474	$(1,653)	$504	$4,984	$(25,061)	$(114,502)	$(65,805)

Add back non-EBITDA items included in (loss)/earnings:
Depreciation and amortization	84,961	80,278	4,769	908	804	2,755	41,545	—	216,020
Interest expense	50,720	4,270	41	14	399	119	(599)	187,707	242,671
Provision/(benefit) for income taxes	29,557	40,574	205	—	323	3,011	(15,632)	(73,206)	(15,168)
Transaction costs	6,630	7,702	—	2,264	—	—	—	—	16,596
Stock-based compensation	26,253	—	667	—	—	—	22,936	—	49,856
Loss on foreign currency exchange - Intercompany Loans	—	566	—	—	—	—	—		566
Impairment of cost method investment	2,248								2,248
Impairment of fixed asset		4,700	—	—	—	—	—	—	4,700

Adjusted EBITDA	$194,520	$210,386	$9,156	$1,533	$2,030	$10,869	$23,189	$—	$451,683

Notes to the Unaudited Condensed Statements of Operations for the year ended June 30, 2012.

(1)	The “Zayo Group Historical” column represents our audited historical consolidated results of operations for the year ended June 30, 2012.
(2)	The “AboveNet Historical” column represents the unaudited historical results of operations of AboveNet for the year ended June 30, 2012.
(3)	As part of the 360networks acquisition, we acquired VoIP360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, we spun-off our voice operations to Zayo Group Holdings, Inc. (“Holdings”), our parent company, in order to maintain our focus on our Bandwidth Infrastructure business. To further this objective, concurrently with the close of the 360networks acquisition, we spun-off 360networks VoIP operations comprising VoIP 360, Inc. and certain other 360networks operations to Holdings. The “360network Historical” column represents the unaudited historical financial statements of 360networks (excluding the results of the VoIP business acquired) for the period beginning July 1, 2011 and ending on the acquisition date – December 1, 2011.
(4)	The “MarquisNet Historical” column represents the unaudited historical results of operations of MarquisNet for the period beginning July 1, 2011 and ending on the acquisition date – December 31, 2011.
(5)	The “Arialink Historical” column represents the unaudited historical results of operations of Arialink for the period beginning July 1, 2011 and ending on the acquisition date – May 1, 2012.
(6)	The “FiberGate Historical” column represents the unaudited historical results of operation of FiberGate for the one year period ended June 30, 2012.
(7)	The “Pro forma Adjustments” column represents the following adjustments:

Zayo Group, LLC

Pro Forma Statement of Operations

For the Year ended Ended June 30, 2012

(Unaudited)

					Marquisnet &
	AboveNet		360networks		Arialink		FiberGate		Total
	Pro Forma		Pro Forma		Pro Forma		Pro Forma		Pro Forma
	Adjustments (i)		Adjustments (ii)		Adjustments (iii)		Adjustments (iv)		Adjustments
					(in thousands)
Revenue	$(5,392	) [a,b]	$(517	) [a,b]	$—		$(683	) [a]	$(6,592)

Operating costs and expenses
Operating costs, excluding depreciation and amortization	(2,030	) [b]	(6,667	) [a,c]	—		(17)		(8,714)

Selling, general and administrative expenses	(24,351	) [b,c]	1,610	[c,d]	—		—		(22,741)

Stock-based compensation	23,603	[c]	(667	) [d]	—		—		22,936

Depreciation and amortization	35,828	[a]	3,507	[e]	(392	) [a]	2,602	[b]	41,545

Operating income	(38,442)		1,700		392		(3,268)		(39,618)

Other income/(expense)
Interest expense, net	568	[d]	31		—		—		599
Other (expense)/income, net	(504	) [e]	(1,170	) [d]	—		—		(1,674)
Interest income	—		—		—		—

Total other expense, net	64		(1,139)		—		—		(1,075)

Earnings before provision for income taxes	(38,378)		561		392		(3,268)		(40,693)

Provision/(benefit) for income taxes (v)	(14,967)		219		391		(1,275)		(15,632)

Net (loss)/earnings	$(23,411)		$342		$1		$(1,993)		$(25,061)

Add back non-EBITDA items included in (loss)/earnings:
Depreciation and amortization	35,828		3,507		(392)		2,602		41,545
Interest expense	(568)		(31)		—		—		(599)
Provision/(benefit) for income taxes	(14,967)		219		391		(1,275)		(15,632)
Transaction costs	—		—		—				—
Stock-based compensation	23,603		(667)		—		—		22,936
Loss on foreign currency exchange - Intercompany Loans	—		—		—		—		—
Other	—		—		—		—		—

Adjusted EBITDA	$20,485		$3,370		$—		$(666)		$23,189

i.	The “AboveNet Pro Forma Adjustments” column represents the following:

a.	A reduction of $2.0 million to pro forma revenue recognized resulting from estimated purchase accounting adjustments to the acquired deferred revenue balance. Management, with the assistance of a third party valuation firm, is in the process of evaluating the fair value of the assets acquired and liabilities assumed in the AboveNet Acquisition. The “AboveNet Pro Forma Adjustments” column also includes an increase of $35.8 million to historical depreciation and amortization expense based on the estimated fair value and useful lives of identified tangible and intangible assets for AboveNet, based on preliminary estimates.

b.	During the pro forma period presented, the Company and AboveNet have entered into transactions which have been reflected in their respective statements of operations as revenue, operating costs, excluding depreciation and amortization, and selling, general, and administrative expenses. Had the AboveNet Acquisition been consummated on July 1, 2011, these transactions would have been eliminated in consolidation. The following reductions associated with transactions between the two parties have been eliminated:

Year ended June 30, 2012
Revenue	$3.4 million
Operating costs, excluding depreciation and amortization	$2.0 million
Selling, general and administrative expenses	$0.3 million

c.	A reduction of $23.6 million to selling, general and administrative expenses and a corresponding increase to stock-based compensation expense during the period. The adjustment represents a reclassification of stock-based compensation expense which was recorded by AboveNet within selling, general and administrative expenses in order to conform to the Company’s statement of operations presentation.

d.	A reduction of $0.5 million during the period related to interest expense recorded by the Company associated with a capital lease between the Company and AboveNet which would have been eliminated in consolidation had the acquisition been consummated on July 1, 2011.

e.	A reduction of $0.5 million to other non-operating income and a corresponding decrease to selling, general and administrative expense in order to conform the AboveNet presentation of expenses and other income/(expense) to Zayo’s presentation. The adjustment primarily relates to property tax refunds which were historically recorded by AboveNet as other income. Zayo records these types of refunds as reductions to selling, general and administrative expenses.

ii.	The “360networks Pro Forma Adjustments” column represents the following:

a.	During the pro forma periods presented, Zayo Group entered into transactions with 360networks which were included in the historical results of both Zayo Group and 360networks as revenue or operating expenses. If the acquisition had occurred at the beginning of the pro forma period presented, these transactions would have been eliminated in consolidation. The 360networks Pro Forma Adjustments column includes a reduction to both revenue and operating costs, excluding depreciation and amortization of $0.6 million.

b.	The historical 360networks entity incurred certain intercompany expenses and revenues between its infrastructure business and its VoIP business. These intercompany revenues and expenses were historically eliminated in 360networks consolidation. As a result of contributing the acquired VoIP segment to Zayo Group Holdings, the related party revenue and expenses which Zayo Group incurs with the spun-off VoIP segment are not eliminated subsequent to the acquisition date. The Pro Forma Adjustments column includes an increase to revenue of $0.1 million to account for these related party revenue transactions.

c.	The historical 360networks entity presented certain expenditures as operating costs, excluding depreciation and amortization which the Company presents as selling, general, and administrative expenses. In order to adjust the historical 360networks presentation to correspond to the Company’s presentation, the 360networks Pro Forma Adjustments column includes an adjustment to reclassify $6.0 million in operating costs, excluding depreciation and amortization to selling, general and administrative expense.

d.	The Company acquired a majority of the operating assets of 360networks Corporation, however 360networks Corporation is the parent company of certain non-operating legal subsidiaries which were not acquired by the Company. These legal subsidiaries incurred certain expenses which do not represent expenses of the acquired 360networks entity. The following expenses have been eliminated in the 360networks pro forma adjustments column:

Year ended June 30, 2012
Selling, general and administrative	$4.4 million
Stock-based compensation	$0.7 million
Other (expense)/income, net	$1.3 million

e.	Management, with the assistance of a third party valuation firm, completed an evaluation of the fair value of the assets acquired and liabilities assumed in the acquisition. The “360networks Pro Forma Adjustments” column includes an increase of $3.5 million to historical depreciation and amortization expense based on the estimated fair value and useful lives of identified tangible and intangible assets for 360networks.

iii.	The “MarquisNet and Arialink Pro Forma Adjustments” column represents the following:

a.	Management completed an evaluation of the fair value of the assets acquired and liabilities assumed in the MarquisNet and Arialink acquisitions. The “MarquisNet and Arialink Pro Forma Adjustments” column includes an increase of $0.4 million to historical depreciation and amortization expense based on the estimated fair value and useful lives of identified tangible and intangible assets acquired in each of those acquisitions.

iv.	The “FiberGate Pro Forma Adjustments” column represents the following:

a.	A reduction of $0.7 million to pro forma revenue recognized resulting from estimated purchase accounting adjustments to the acquired deferred revenue balance.

b.	A reduction to depreciation and amortization of $2.6 million to historical depreciation and amortization expense based on the estimated fair value and useful lives of identified tangible and intangible assets for FiberGate, based on preliminary estimates.

v.	The income tax expense for each of the Pro Forma Adjustments columns has been adjusted to reflect an assumed effective tax rate of 39.0%.

(8)	In connection with the AboveNet Acquisition, the Company refinanced its and AboveNet’s indebtedness and raised additional debt. The Company entered into a $1,620 million Term Loan Facility and issued $1,250 million in Senior Notes. The effective interest rate on the combined New Indebtedness on the date the AboveNet Acquisition closed, inclusive of interest expense associated with the amortization of the discount on the New Term Loan and debt issuance costs, was 8.4%. The Company incurred debt issuance costs associated with the New Indebtedness of approximately $85.0 million. The New Term Loan Facility was issued at a discount of $30.0 million. If the Company entered into this New Indebtedness on July 1, 2011, the combined companies would have recognized an additional $187.7 million of interest expense during the year ended June 30, 2012. This adjustment is reflected in the “Pro Forma Adjustments for Debt Offerings” column.

The Company would have recognized $64.6 million in expenses associated with debt extinguishment costs during the year ended June 30, 2012, including an expense of $17.0 million associated with writing-off the Company’s unamortized debt acquisition costs, an expense of $39.5 million associated with the payment of early redemption fees on the Company’s previous indebtedness, and an expense of $8.1 million associated with writing off the net unamortized discount on the extinguished debt balances. These non-recurring expenses have not been reflected in the pro forma results of operations, above.

Unaudited Pro Forma Balance Sheet

As of June 30, 2012

	Zayo Group Historical	AboveNet Historical	AboveNet Pro Forma Adjustments (1)		FiberGate Historical	FiberGate Pro Forma Adjustments (2)		Pro Forma Adjustments for Equity Raise (3)	Pro Forma Adjustments for Debt Offerings (4)		Zayo Group Pro Forma as Adjusted
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$150,693	$142,488	$(2,380,745	) [a]	$3,180	$(119,919	) [a]	$337,222	$1,967,036	[a,b,e]	$99,955
Restricted cash	—	3,751	—			—		—	—		3,751
Trade receivables, net	31,703	35,669	(404	) [b]	1,423	—		—	—		68,391
Due from related-parties	236	—	—		—	—		—	—		236
Prepaid expenses	7,099	17,642	(175	) [b]	374	—		—	—		24,940
Deferred income taxes	6,018	—	—		—	—		—	—		6,018
Restricted cash	22,417	—	—		—	—		—	—		22,417
Other assets, current	1,752	—	—		148	—		—	—		1,900

Total current assets	219,918	199,550	(2,381,324)		5,125	(119,919)		337,222	1,967,036		227,608
											—
Property and equipment, net	754,738	643,110	64,311	[c]	21,750	2,175	[b]	—	—		1,486,084
Intangible assets, net	128,705	—	420,148	[d]	—	43,479	[c]	—	—		592,332
Goodwill	137,439	—	1,181,515	[b,f]	—	51,323	[d]	—	—		1,370,277
Debt issuance costs, net	19,706	—	—		—	—		—	67,968	[c,d]	87,674
Investment in US Carrier	12,827	—	—		—	—		—	—		12,827
Deferred tax asset, non-current	89,378	90,900	—		—	—		—	—		180,278
Other assets, non-current	9,070	14,607	—		—	—		—	—		23,677

Total assets	$1,371,781	$948,167	$(715,350)		$26,875	$(22,942)		$337,222	$2,035,004		$3,980,757

Liabilities and member’s equity
Current liabilities
Accounts payable	$16,180	$11,879	$(373	) [b]	$429	$—		$—	$—		$28,115
Accrued liabilities	45,512	72,841	—		501	—		—	—		118,854
Accrued interest	10,863	—	—			—		—	—		10,863
Capital lease obligations, current	1,148	—	(479	) [b]		—		—	—		669
Deferred revenue, current	22,940	28,700	(4,480	) [e]	372	(56	) [e]	—	—		47,476
Current portion of long-term debt	4,440		—			—		—	15,000	[f]	19,440

Total current liabilities	101,083	113,420	(5,332)		1,302	(56)		—	15,000		225,417

Long-term debt, non-current	685,281	55,000	—					—	2,084,675	[a,b]	2,824,956
Capital lease obligations, non-current	10,470	—	(7,606	) [b]				—	—		2,864
Deferred revenue, non-current	146,663	75,311	(11,297	) [e]	3,735	(560	) [e]	—	—		213,852
Stock-based compensation liability	54,367	—	—					—	—		54,367
Deferred tax liability	—	—	—		2,335			—	—		2,335
Other long term liabilities	8,068	13,321	—					—	—		21,389

Total liabilities	1,005,932	257,052	(24,235)		7,372	(616)		—	2,099,675		3,345,180

Member’s/stockholders’ equity
Common stock	—	269	(269	) [g]	182	(182	) [f]	—	—		—
Additional paid-in capital	—	371,106	(371,106	) [g]	1,282	(1,282	) [f]	—	—		—
Treasury stock	—	(25,925)	25,925	[g]		—		—	—		—
Accumulated other comprehensive loss	—	(9,130)	9,130	[g]		—		—	—		—
Member’s interest	388,867	—	—			—		337,222	—		726,089
Accumulated deficit	(23,018)	354,795	(354,795	) [g]	18,039	(20,862	) [a,f]	—	(64,671	) b, [d,e]	(90,512)

Total member’s equity	365,849	691,115	(691,115)		19,503	(22,326)		337,222	(64,671)		635,577

Total liabilities and member’s equity	$1,371,781	$948,167	$(715,350)		$26,875	$(22,942)		$337,222	$2,035,004		$3,980,757

Notes to the Unaudited Condensed Unaudited Pro Forma Balance Sheet as of June 30, 2012

(1)	The “AboveNet Pro Forma Adjustments” column includes the following adjustments:

a.	A reduction to the cash and equivalents balance of $2,381 million related to the cost of acquiring AboveNet, before deducting the cash acquired.

b.	A reduction of $0.2 million, $0.4 million, and $8.1 million to prepaid expenses, accounts payable and capital lease obligations, respectively, associated with balances the Company had with AboveNet on June 30, 2012 which would have been eliminated in consolidation. The AboveNet Pro Forma Adjustments includes a corresponding decrease of $0.2 million, $0.4 million, and $8.1 million to deferred revenue, account receivable, and goodwill to reflect the effect of the eliminations on AboveNet’s balance sheet.

c.	An increase of $64.3 million to property and equipment resulting from the Company’s preliminary estimates of the fair value of property and equipment acquired.

d.	An increase to the intangible asset balance of $420.1 million related to the Company’s preliminary estimate of the fair value of customer relationships and other intangible assets acquired.

e.	A reduction to the deferred revenue balance resulting from management’s preliminary estimates of the fair value of the deferred revenue. In accordance with purchase accounting, the Company is required to adjust the deferred revenue balance to its fair value which represents the cost of the Company’s continuing obligation associated with the deferred revenue. This adjustment results in an estimated reduction to the deferred revenue balance of $15.7 million.

f.	An increase of $1.2 billion to our goodwill balance resulting from the excess of consideration paid over the preliminary fair value of assets acquired and liabilities assumed in the AboveNet Acquisition.

g.	A reduction to remove the historical stockholder equity balances of the acquired equity.

(2)	The “FiberGate Pro Forma Adjustments” column includes the following adjustments:

a.	A reduction to the cash and cash equivalents balance of $117.1 million related to the cost of acquiring FiberGate and $2.8 million associated with closing costs funded by the Company and a corresponding increase to the accumulated deficit of $2.8 million.

b.	An increase of $2.2 million to property and equipment resulting from the Company’s preliminary estimates of the fair value of property and equipment acquired.

c.	An increase to the intangible asset balance of $43.5 million related to the Company’s preliminary estimate of the fair value of customer relationships and other intangible assets acquired.

d.	An increase of $51.3 million to our goodwill balance resulting from the excess of consideration paid over the preliminary fair value of assets acquired and liabilities assumed in the acquisition.

e.	A reduction to the deferred revenue balance of $0.6 million resulting from management’s preliminary estimates of the fair value of the deferred revenue.

f.	A reduction to remove the historical stockholder equity balances of the acquired equity.

Note: The purchase price allocations from the AboveNet and FiberGate acquisitions, discussed above, are preliminary pending the Company’s completion of its acquisition accounting procedures associated with valuing the net assets acquired which will include independent valuation of identified tangible and intangible assets acquired.

(3)	The “Pro Forma Adjustments for Equity Raise” column reflects the pro forma adjustments to the Company’s cash and members’ equity accounts associated with the $337.2 million additional equity commitments which were funded upon closing the acquisition of AboveNet. The Company received $133.2 million in equity contributions on June 28, 2012, which are included in the Zayo Group Historical member’s interest as of June 30, 2012.

(4)	The “Pro Forma Adjustments for Debt Offerings” column reflects the following:

a.	The principal amount of the New Indebtedness of $2.87 billion net of an aggregate discount on the New Indebtedness of $30.0 million.

b.	The repayment of the par value of the Company’s and AboveNet’s existing indebtedness of $750.0 million and an increase to the accumulated deficit of $8.1 million as a result of writing-off the Company’s unamortized net discount on the Company’s existing indebtedness.

c.	An increase to debt issuance costs associated with the New Indebtedness of $85.0 million and a corresponding decrease to cash.

d.	A reduction to debt issuance costs of $17.0 million and a corresponding increase to the accumulated deficit associated with writing-off the debt issuance costs associated with the Company’s previous debt balances.

e.	A reduction to cash of $39.5 million and a corresponding increase to the accumulated deficit associated with the early redemption fees on the Company’s previous indebtedness.

f.	An increase to the current portion of long-term debt of $15.0 million associated with the balance that would have been due in the next twelve months had the debt offering occurred on June 30, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in this Annual Report on Form 10-K (this “Report”), in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) in press releases and in presentations by us or our management that are not historical by nature constitute “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this Report.

Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 7.

Overview

Introduction

We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense metropolitan, regional, and national fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which average more than three years in length (and average approximately six years for fiber-to-the-tower services). Our dark fiber contracts are generally longer term in nature, averaging approximately twelve years. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.

As of June 30, 2012, our fiber networks spanned approximately 46,504 route miles and 2,054,000 fiber miles, served 204 geographic markets in the United States, and connected to 6,055 buildings, including 2,538 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville, Tennessee; Plymouth, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Pittsburgh, Pennsylvania; and Memphis, Tennessee.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2010 as “Fiscal 2010,” the fiscal year ended June 30, 2011 as “Fiscal 2011,” and the fiscal year ended June 30, 2012 as “Fiscal 2012.”

Our Business Units

When assessing the results of our operations, we review such results at our business unit level. As of June 30, 2012, the Company consisted of three business units: Zayo Bandwidth (“ZB”), Zayo Colocation (“zColo”), and Zayo Fiber Solutions (“ZFS”). Our ZB unit focuses on lit bandwidth infrastructure product offerings. ZFS focuses on dark fiber infrastructure products and the zColo unit focuses on network-neutral colocation and interconnection services. See “Item 1: Business – Overview—Our Business Units” for further discussion of our business units.

Recent Developments

Pending and Recently Closed Acquisitions

AboveNet Inc. (“AboveNet”)

On March 18, 2012, we entered into an Agreement and Plan of Merger with AboveNet, a publicly traded-company listed on the New York Stock Exchange. On July 2, 2012, the closing of the transaction contemplated by the agreement occurred, pursuant to which we acquired 100% of the outstanding capital stock of AboveNet for a purchase price of approximately $2,214.3 million in cash, net of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet’s commercial strategy has been consistent with the Company’s; that is, to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. It provides lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operates a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with our own, consisting primarily of dark fiber, wavelength, Ethernet, and IP and colocation services. AboveNet has also grown a very strong base of business with enterprise clients, particularly within the financial services segment.

As of the acquisition date, AboveNet’s fiber networks spanned approximately 20,590 route miles and approximately 2,500,000 fiber miles and connected to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which house some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allows AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks serve 17 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherland; Frankfurt, Germany; and Paris, France. These locations also include many private data centers and hub locations that are important for AboveNet’s customers. AboveNet uses under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe. See “Item 6 – Selected Financial Data – Unaudited Pro Forma Condensed Financial Information,” for a pro forma view of Zayo Group, LLC inclusive of AboveNet and FiberGate as of and for the year ended June 30, 2012.

FiberGate Holdings, Inc. (“FiberGate”)

On June 4, 2012, we entered into an agreement to acquire 100% of the equity interest in FiberGate, a privately held corporation, incorporated in the Commonwealth of Virginia. On August 31, 2012, the closing of the transaction contemplated by the agreement occurred, pursuant to which we acquired 100% of the outstanding equity interest in FiberGate for a purchase price of $117.0 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

Headquartered in Alexandria, Virginia, FiberGate is a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate Acquisition adds 399 new route miles and 183,000 fiber miles to our metro fiber network in and around the capital region. FiberGate also has 315 on-net buildings, including key government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services to the federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and carrier customers. See “Item 6 – Selected Financial Data – Unaudited Pro Forma Condensed Financial Information,” for a pro forma view of Zayo Group, LLC inclusive of AboveNet and FiberGate as of and for the year ended June 30, 2012.

USCarrier

In connection with the Company’s October 1, 2010 merger with American Fiber Systems Holdings Corporation, the Company acquired an ownership interest in USCarrier consisting of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units in USCarrier.

On August 15, 2012, the Company entered into a Unit Purchase Agreement with the other owners of USCarrier to purchase all remaining ownership units of USCarrier such that upon consummation of the acquisition, the Company will own 100% of the equity interests in USCarrier.

The purchase price, which is expected to be funded with cash on hand, is $13.5 million subject to certain adjustments at closing and post-closing. The transaction, which is subject to customary approvals, is expected to close during the quarter ending December 31, 2012.

The acquired USCarrier business operates a 3,700 mile regional fiber network that connects major markets such as Atlanta, Georgia; Jacksonville, Florida; Tallahassee, Florida; Nashville, Tennessee; and Chattanooga, Tennessee along with 40 smaller cities throughout the Southeast region of the United States such as Macon and Savannah, Georgia and Mobile and Montgomery, Alabama. USCarrier provides transport services such as Ethernet and Wavelengths primarily to other telecommunications providers.

Debt and Equity Financing

In connection with the AboveNet Acquisition, on July 2, 2012, we issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (collectively, the “Notes”). We also entered into a new $250.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and a new $1.62 billion senior secured term loan facility, issued at a $30.0 million discount, which accrues interest at floating rates (the “New Term Loan Facility”). The effective interest rate on the New Term Loan Facility on July 2, 2012 was 7.125%.

In addition, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.4 million, net of $1.8 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012 and the remaining $337.2 million was contributed on July 2, 2012.

A portion of the proceeds from the equity contribution, together with (i) the net proceeds from the Notes and the New Term Loan Facility, and (ii) cash on hand, were used to pay the outstanding portion of the Company’s existing credit facilities, to finance the cash tender offer for the Company’s $350.0 million outstanding aggregate principal amount of our existing notes, to pay the cash consideration for the AboveNet Acquisition, to refinance certain indebtedness of AboveNet in connection therewith, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $64.6 million associated with debt extinguishment costs, including a non-cash expense of $17.0 million associated with the writing-off of our unamortized debt financing costs, a cash expense of $39.5 million associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8.1 million associated with writing off the net unamortized discount on the extinguished debt balances. In connection with the Notes Offering and the New Term Loan Facility, we recorded an original issue discount of $30.0 million and incurred debt issuance costs of $85.0 million. These costs and the original issue discount will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.

Broadband Stimulus Awards

We are an active participant in federal broadband stimulus projects created through the American Recovery and Reinvestment Act of 2009. To date, we have been awarded, as a direct recipient, federal stimulus funds for two projects and as a sub-recipient federal stimulus funds for one project by the National Telecommunication and Information Administration. The projects involve the construction, ownership, and operation of fiber networks for the purpose of providing broadband services to governmental and educational institutions, as well as underserved, and usually rural, communities. As part of the award, the federal government funds a large portion of the construction and development costs. On the three projects awarded to us to date, as either a direct or sub-recipient, the stimulus funding will cover, on average, approximately 75% of the total expected cost of the projects. All of these projects allow for our ownership or use of the network for other commercial purposes, including the sale of our bandwidth infrastructure services to new and existing customers. The details of the three awards are as follows:

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

•

In September 2011, we signed, as a sub-recipient, an agreement relating to an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. Our portion of the project involves the construction of nearly 366 fiber miles in the Western Ohio region. Per the terms of our sub-recipient agreement, we will match up to 30% of total costs of constructing the 366 fiber miles up to a maximum contribution of $3.1 million. We estimate the total costs (before reimbursements) of constructing these 366 fiber miles to be approximately $10.4 million.

Factors Affecting Our Results of Operations

Business Acquisitions

Acquisition of 360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase price of approximately $317.9 million, net of approximately $1.0 million in cash acquired and net of an assumed working capital deficiency of approximately $26.0 million. Included in the $317.9 million purchase price was VoIP 360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective January 1, 2011, we spun-off our voice operations to Holdings in order to maintain focus on our Bandwidth Infrastructure business. Concurrently with the close of the 360networks acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities that were contributed to Holdings to be $11.7 million.

The acquired 360networks business operates approximately 19,789 route miles of intercity and metropolitan fiber network across 22 states and British Columbia. 360networks’ intercity network interconnects over 70 markets across the central and western United States, including 23 of our fiber markets and a number of new markets such as Albuquerque, New Mexico; Bismarck, North Dakota; Des Moines, Iowa; San Francisco, California; San Diego, California; and Tucson, Arizona. In addition to its intercity network, 360networks operates over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California; and Salt Lake City, Utah.

The results of the legacy 360networks business are included in the operating results of the ZB and ZFS business units beginning December 1, 2011.

Acquisition of Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, we entered into an Asset Purchase Agreement with MarquisNet. The transactions contemplated by the agreement closed on the same date, at which time our zColo business unit acquired substantially all of the net assets of MarquisNet for a purchase price of $15.5 million, subject to post-closing adjustments. The acquisition was funded with a draw on our revolving line-of-credit.

The acquired MarquisNet business operates a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada. With this acquisition, our zColo business unit operates thirteen interconnect-focused colocation facilities.

The operating results of the acquired business are included in zColo’s operating results beginning January 1, 2012.

Acquisition of Arialink

On May 1, 2012, we acquired 100% of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC, and Lansing Fiber Communications (collectively, “Arialink”) for net cash consideration of $18.0 million, which is subject to certain post-closing adjustments. Included in the $18.0 million purchase price were certain assets and liabilities which supported Arialink’s managed service product offerings. Concurrently with the closing of the Arialink acquisition, we spun-off a portion of Arialink’s business supporting those managed service product offerings to Holdings. Our preliminary estimate of the fair value of the net assets spun-off to Holdings is approximately $1.8 million. The remaining assets were contributed to the ZB and ZFS business units.

The results of the acquired business are included in the operating results of the ZB and ZFS business units beginning May 1, 2012.

Acquisition of AGL Networks, LLC (“AGL Networks”)

On July 1, 2010, we acquired 100% of the equity of AGL Networks from its parent, AGL Resources Inc., and changed AGL Networks’ name to Zayo Fiber Solutions, LLC. We paid the purchase price of approximately $73.7 million with cash on hand. AGL Networks’ assets were comprised of dense, high-fiber-count networks totaling 786 route miles and over 190,000 fiber miles, and included 281 incremental on-net buildings across the metropolitan markets of Atlanta, Georgia; Charlotte, North Carolina; and Phoenix, Arizona. AGL Networks generated all of its revenue from providing dark fiber related services to both wholesale and enterprise customers.

In connection with the AGL Networks acquisition, we established the ZFS unit on July 1, 2010. The assets of AGL Networks complement our existing dark fiber services, which had previously been provided by ZEN and ZB. Subsequent to the acquisition, we transferred those existing dark fiber customer contracts to our ZFS unit and began leveraging a portion our pre-existing fiber network to provide dark fiber solution offerings.

The results of the legacy AGL Networks business are included in the operating results of the ZFS business unit beginning on July 1, 2010.

Acquisition of American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, we completed a merger with AFS, the parent company of American Fiber Systems, Inc. (“AFS Inc.”). The AFS merger was consummated with the exchange of $110.0 million in cash and a $4.5 million non-interest bearing promissory note due in October 2012 for all of the equity interests in AFS. We calculated the fair value of the promissory note to be $4.1 million resulting in an aggregate purchase price of $114.1 million. The AFS merger was effected through a merger between AFS and a special purpose vehicle created for the AFS merger. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and the ownership interest in US Carrier Telecom Holdings, LLC, held by AFS Inc. for which we estimated the fair value to be $15.1 million. AFS is a provider of bandwidth infrastructure services in nine metropolitan markets: Atlanta, Georgia; Boise, Idaho; Cleveland, Ohio; Kansas City, Missouri; Las Vegas, Nevada; Minneapolis, Minnesota; Nashville, Tennessee; Reno, Nevada; and Salt Lake City, Utah. AFS owns and operates approximately 1,251 route miles and approximately 172,415 fiber miles of fiber networks and has approximately 600 incremental on-net buildings in these markets.

The results of the legacy AFS business are included in the operating results of the ZB and ZFS business units beginning October 1, 2010.

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and includes assumption of debt and capital leases) of all acquisitions and asset purchases since our inception.

Acquisition	Date	Acquisition Cost
		(In thousands)
Memphis Networx	July 31, 2007	$9,173
PPL Telecom	August 24, 2007	46,301
Indiana Fiber Works	September 28, 2007	22,601
Onvoy	November 7, 2007	69,962
Voicepipe	November 7, 2007	2,800
Citynet Fiber Networks	February 15, 2008	99,238
Northwest Telephone	May 30, 2008	4,563
CenturyTel Tri-State Markets	July 22, 2008	2,700
Columbia Fiber Solutions	September 30, 2008	12,091
CityNet Holdings Assets	September 30, 2008	3,350
Adesta Assets	September 30, 2008	6,430
Northwest Telephone California	May 26, 2009	15
FiberNet	September 9, 2009	96,571
AGL Networks	July 1, 2010	73,666
Dolphini Assets	September 20, 2010	235
American Fiber Systems	October 1, 2010	110,000
360networks	December 1, 2011	317,891
MarquisNet	December 31, 2011	15,456
Arialink	May 1, 2012	17,926
AboveNet	July 2, 2012	2,214,257
FiberGate	August 4, 2012	117,000
Less portion of Onvoy costs related to OVS and ZEN	—	(62,506)

Total		$3,179,720

We completed each of the acquisitions described above, with the exception of Voicepipe, with cash raised through combinations of equity and debt capital. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units.

Spin-Off of Business Units

During Fiscal 2010, we determined that the services provided by one of our business units—OVS, did not fit within our current business model of providing bandwidth infrastructure, colocation and interconnection services. Accordingly, the Company spun-off Onvoy to Holdings, the parent of the Company.

Effective January 1, 2011, we finalized a restructuring of our units which resulted in the units more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, and managed service product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only managed service product offerings. As the product offerings provided by the restructured ZEN unit fell outside of our business model, the business unit, was spun-off to Holdings on April 1, 2011.

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the results of the operations of Onvoy and ZEN have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.

Formation of the Zayo Fiber Solutions Business Unit

We created the ZFS business unit on July 1, 2010 to separately monitor the performance of our dark fiber business. Effective July 1, 2010, we transferred our existing dark-fiber assets which had previously been accounted for by our ZEN and ZB units to the ZFS unit. The historical business unit information throughout this Report has not been restated to reflect the dark fiber assets transferred from ZEN and ZB to ZFS on July 1, 2010 as management has concluded it is impractical to do so. As such, the current period results of our business units throughout this Report are not necessarily comparable to prior period financial results.

Substantial Capital Expenditures

During Fiscal 2012, 2011 and 2010, we invested $124.1 million (net of stimulus grant reimbursements), $112.5 million (net of stimulus grant reimbursements) and $58.8 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

As a result of the growth of our business from the acquisitions described above, as well as from such capital expenditures, our results of operations for the respective periods presented and discussed herein are not comparable.

Substantial Indebtedness

We had total indebtedness (excluding capital leases) of $689.6 million and $354.4 million as of June 30, 2012 and 2011, respectively. Our indebtedness as of June 30, 2011 principally included our $350.0 million of Senior Secured Notes (the “Prior Notes”), the net proceeds from which were used to fund our acquisitions and for other working capital purposes. The nominal interest rate on our Prior Notes was fixed at 10.25%. Our indebtedness as of June 30, 2012 also includes a $315.0 million term loan (the “Prior Term Loan Facility”) which was entered into on December 1, 2011 in order to fund the 360networks acquisition. The interest rate on the Prior Term Loan Facility was floating and was 7.0% as of June 30, 2012. During Fiscal 2012, we also made a $30.0 million draw on our previously existing revolving credit facility (the “Prior Revolving Credit Facility”) in order to fund the acquisition of MarquisNet and to pay certain short-term liabilities assumed in the 360networks acquisition. The interest rate on the Prior Revolving Credit Facility was floating and was 4.25% as of June 30, 2012.

As a result of the growth of our business from the acquisitions, discussed above, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (“IRUs”) are accounted for in the same manner as the accounting treatment for sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years). However, ASC 360-20 Property Plant and Equipment: Real Estate Sales, allows for full profit recognition on IRU contracts when the following conditions have been met: 1) the sale has been consummated, 2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, 3) the seller’s receivable is not subject to future subordination, and 4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the provisions of ASC 718—Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement. The common units granted to employees are considered to be stock-based compensation with terms that require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date until the date of settlement. Each reporting period we adjust the value of the vested portion of our liability awards to their fair value. The preferred units granted to certain employees and directors are considered to be stock-based compensation with terms that require the awards to be classified as equity. As such, we account for these awards as equity, which requires us to determine the fair value of the award on the grant date and amortize the related expense over the vesting period of the award.

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

We employ a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that we considered were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization.

We most heavily weighted the valuation estimate associated with remaining a private entity with the same ownership. In this assumption, we assessed our value using a discounted cash flow approach, which involves developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. There are several inputs that are required to develop an estimate of the enterprise value when utilizing these income approaches including, forecasted earnings, discount rate, and the terminal multiple. We have developed a forecast of our revenues and EBITDA through December 31, 2016. Our forecasted revenues and EBITDA are based on our business operations as of the balance sheet date. If a material acquisition has occurred or is probable of occurring subsequent to the balance sheet date, the forecast utilized in the valuation reflects the pro forma results of operations of the combined entities. The forecast used for the June 30, 2012 common unit valuation were pro forma to include AboveNet’s forecasted results of operations. The next step in the income approach is to estimate a discount rate which most appropriately reflects our cost of capital, which we estimated to be 11.6%. In determining this discount rate, we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build-up method. This method derives the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate and have a history of substantial volatility in earnings and cash flows. Based on our projections and discount rate we estimate the present value of our future cash flows. In order to estimate the enterprise value we add to the estimated discounted cash flows an estimated terminal value. The terminal value is estimated utilizing the “Observed Market Multiple” method. This method requires us to observe prevailing valuations associated with the Guideline Public Companies and the acquisitions of guideline Companies. This terminal value is converted to a present value through the use of an appropriate present value factor.

For purposes of the probability-weighted expected return method valuation, management also considered various liquidation possibilities including an IPO, a sale or merger, and a partial recapitalization. In each of these scenarios a distribution is established around the estimated dates and valuations of each scenario. Future valuation figures are based upon corresponding market data for comparable companies in comparable scenarios. These include publicly-traded valuation statistics and acquisition valuation statistics for comparable companies in the IPO scenario and sale/merger scenario, respectively. Valuation statistics are combined with expectations regarding our future economic performance to produce future valuation estimates. Estimates are then translated to present value figures through the use of appropriate discount rates.

In the partial recapitalization scenario, we would complete a partial recapitalization of our equity and to facilitate the ultimate liquidity for all investors we would pursue a future sale via an IPO or a sale to a financial or strategic buyer.

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

The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units. In determining the appropriate lack of marketability discount, we evaluated both empirical and theoretical approaches to arrive at a composite range which we believe indicates a reasonable spectrum of discounts for each of the valuation techniques utilized. The empirical methods we utilized rely on datasets procured from observed transactions in interests in the public domain that are perceived to incorporate pricing information related to the marketability (or lack thereof) of the interest itself. These empirical methods include IPO Studies and Restricted Stock Studies. The primary theoretical models utilized in our analysis were the option pricing approach, discounted cash flow and Quantitative Marketability Discount Model.

The following table reflects the estimated value of the Class A, B, C D, E and F common units as of June 30, 2012, 2011 and 2010:

Common Units	2012	2011		2010
Class A	$0.92		$0.81	$0.49
Class B	$0.81		$0.58	$0.28
Class C	$0.68		$0.33	$0.03
Class D	$0.65		$0.31	n/a
Class E	$0.55		$0.23	n/a
Class F	$0.49	$	n/a	n/a

Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Property and Equipment

We record property and equipment acquired in connection with a business combination at their estimated fair values on the acquisition date. See “—Critical Accounting Policies and Estimates: Acquisitions—Purchase Price Allocation.” Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers and other employees that are directly related to the construction and installation of network infrastructure assets. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable, and capitalize the new fiber and associated construction costs of the relocation placed into service, which is reduced by any reimbursements received for such costs. To the extent that the relocation does not require the replacement of components of our network, and only involves the act of moving our existing network infrastructure, as-is, to another location, the related costs are expensed as incurred.

Interest costs are capitalized for all assets that require a period of time to get them ready for their intended use. This policy is based on the premise that the historical cost of acquiring an asset should include all costs necessarily incurred to bring it to the condition and location necessary for its intended use, in principle, the cost incurred in financing expenditures for an asset during a required construction or development period is itself a part of the asset’s historical acquisition cost. The amount of interest costs capitalized for qualifying assets is determined based on the portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. The amount of interest capitalized in an accounting period is calculated by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used to determine the value of interest capitalized in an accounting period is based on our weighted average effective interest rate for outstanding debt obligations during the respective accounting period. During Fiscal 2012 and Fiscal 2011, the Company capitalized interest in the amount of $5.5 million and $3.7 million, respectively. No interest was capitalized during Fiscal 2010.

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

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our financial performance and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurs.

As of June 30, 2012, we have a cumulative NOL carryforward balance of $463.9 million. During the year ending June 30, 2011, we generated $103.0 million of NOLs that are available to offset future taxable income and we added $283.4 million to our NOL carryforward balance as a result of NOLs acquired from the 360networks acquisition and AFS merger. Our NOLs, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2015 and ending in 2029. We utilized NOLs to offset income tax obligations in each of the years ended June 30, 2012 and 2010. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $18.6 million of acquired NOLs during Fiscal 2013; however, to the extent that we do not utilize $18.6 million of our acquired NOLs during a fiscal year, the difference between the $18.6 maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $463.9 million NOL balance, $368.3 million of these NOLs were acquired in acquisitions. During the year ended June 30, 2012, we offset our taxable income with $0.2 million in NOLs. The deferred tax assets recognized at June 30, 2012 have been based on future profitability assumptions over a five-year horizon.

The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOLs are available would result in full utilization of our current unreserved NOLs.

Goodwill and Purchased Intangibles

We perform an assessment of goodwill for impairment annually in April or more frequently if we determine that indicators of impairment exist. Our impairment review process compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable business units identified in Note 17—Segment Reporting, to our consolidated financial statements.

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit’s fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. During Fiscal 2012, the Company performed a qualitative assessment and determined it was not necessary to complete the quantitative two-step goodwill impairment evaluation.

During Fiscal 2011, the Company performed a quantitative goodwill impairment evaluation. In performing the two-step quantitative impairment test, if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its estimated fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

In our Fiscal 2011impairment test, we considered the use of multiple valuation techniques in accordance with fair value measurements and disclosures guidance to estimate the fair value of our reporting business units and have consistently applied an income and market-based approach to measure fair value.

Under the income approach, we estimated the reportable segment’s fair value using the discounted cash flow method. The discounted cash flow method involves the following key steps:

•	the development of projected free cash flows;

•	the estimation of an appropriate risk adjusted present value discount rate;

•	the calculation of the present value of projected free cash flow; and

•	the calculation of a terminal value.

In developing the projected free cash flows, we utilized expected growth rates implied by the financial projections that have been developed by management. The cash flow forecasts are based upon upside, midpoint, and downside scenarios. In developing the discount rate, we use a rate that reflects the cost of capital for the Company. This cost of capital reflects the relative risk of an investment in the Company, and the time value of money. We calculate this discount rate using the weighted-average cost of capital formula. In Fiscal 2011, management estimated the weighted-average cost of capital for the ZB business unit to be 12.1% and 13.2% for the ZFS business unit. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we estimate a long-term growth rate that we believe appropriately reflects the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.

Under the market approach, we estimate the reportable segment’s fair value using the Analysis of Guideline Public Companies method. The use of this method involves the following:

•	identification and selection of a group of acceptable and relevant guideline companies;

•	selection of financial ratios and time period most appropriate for the analysis;

•	financial adjustments made to both or either of the guideline and/or subject companies to make the underlying financial figures comparable;

•

subjective discounts or premiums to implied ratios to account for observations relating to substantial differences that would be perceived as having an impact on value between the collective guideline companies and us; and

•	selection of a statistical midpoint or range within the dataset most appropriate for the analysis.

In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification, and market capitalization. We selected the Enterprise Value to Revenue and EBITDA ratios as the most appropriate market-based valuation technique for us. With the assistance of a third-party valuation firm, we estimated the 2011 revenue trading multiples based on Guideline Public Companies. Utilizing third-party market studies, we estimated a control premium as part of the market-based calculations, which is in line with historical control premiums offered for comparable transactions in the communications industry, the availability of financing, and number of potential buyers.

In estimating the fair value of each of our reportable segments during Fiscal 2011, we averaged the valuations from each of the approaches above. The resulting valuations were significantly higher than the carrying value of our reporting segments. Although we estimate the fair value of our segments utilizing the average of various valuation techniques, none of the valuation techniques on a stand-alone basis indicated an impairment of any of our segments in Fiscal 2011.

Acquisitions – Purchase Price Allocation

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

For most acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, tradenames, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize valuations for the assets acquired and liabilities assumed.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. We determine which discount rates to use based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products, forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

Background for Review of Our Results of Operations

Operating Costs

Our operating costs consist primarily of colocation facility costs, colocation facility utilities costs and third-party network service costs. Our colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. While increases in demand will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Transport costs include the upfront cost of the initial installation of such circuits.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs, costs incurred related to potential and closed acquisitions (i.e., transaction costs) and other expenses.

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

Stock-Based Compensation

We compensate certain members of our management and independent directors through grants of common units of CII, which vest over varying periods of time, depending on the terms of employment of each such member of management or director. In addition, certain of our senior executives and independent directors have been granted preferred units of CII.

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

When the preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to those executive officers and directors are not taken into consideration as we recognize that expense.

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Revenue

Our revenue was generated from the following business units during the years ended June 30, 2012 and 2011:

	Year ended June 30,
	2012		2011
	(In thousands)
Revenue:
Zayo Bandwidth	$272,148	71%	$214,110	75%
Zayo Fiber Solutions	70,854	19	44,549	15
zColo	43,251	11	33,899	12
Intercompany	(4,210)	(1)	(5,323)	(2)

Total revenue	$382,043	100%	$287,235	100%

Our total revenue increased by $94.8 million, or 33%, from $287.3 million to $382.0 million for the years ended June 30, 2011 and 2012, respectively. The increase in revenue was impacted by the October 1, 2010 AFS merger, the December 1, 2011 acquisition of 360networks and December 31, 2011 acquisition of MarquisNet. The monthly recurring revenue on the acquisition date of the acquired AFS, 360networks, and MarquisNet businesses was approximately $2.3 million, $7.0 million and $0.6 million, respectively. The remaining increase in revenue recognized during the year ended June 30, 2012 as compared to the year ended June 30, 2011 was a result of organic growth. As a result of internal sales efforts since June 30, 2011, we have entered into $663.0 million of gross new sales contracts, which will represent an additional $8.9 million in monthly revenue once installation on those contracts is accepted. Since June 30, 2011, we have received acceptance on gross installations that have resulted in additional monthly revenue of $7.7 million as of June 30, 2012, as compared to June 30, 2011. This increase in revenue related to our organic growth is partially offset by total customer churn of $4.9 million in monthly revenue since June 30, 2011.

The following table reflects the stratification of our revenues during these periods.

	Year ended June 30,
	2012		2011
	(In thousands)
Monthly recurring revenue	$357,417	94%	$274,262	96%
Amortization of deferred revenue	13,785	4	8,976	3
Termination and other revenue	10,841	3	3,997	1

Total revenue	$382,043	100%	$287,235	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $58.0 million, or 27%, from $214.1 million to $272.1 million during the years ended June 30, 2011 and 2012, respectively. The increase is a result of both acquisitions and organic growth. Of the approximately $2.3 million in acquired monthly recurring revenue from AFS, approximately $1.5 million was assigned to the ZB operating segment. Additionally, $5.4 million of the acquired monthly recurring revenue from 360networks was assigned to the ZB operating segment. Since June 30, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $5.4 million as of June 30, 2012, as compared to June 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $3.9 million in monthly revenue since June 30, 2011. Also offsetting the increase in revenue is a decrease resulting from ZB transferring certain intra-building and colocation assets and related customer revenues to the zColo segment on January 1, 2011 and on July 1, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $26.3 million, or 59%, from $44.5 million to $70.9 million during the years ended June 30, 2011 and 2012, respectively. The increase is a result of both acquisitions and organic growth. Of the approximately $2.3 million in acquired monthly recurring revenue from AFS, approximately $0.8 million was assigned to the ZFS operating segment. Additionally, $1.6 million of the acquired monthly recurring revenue from 360networks was assigned to the ZFS operating segment. Since June 30, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $1.5 million as of June 30, 2012, as compared to June 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $0.3 million in monthly revenue since June 30, 2011.

zColo. Our revenues from our zColo segment increased by $9.4 million, or 28% from $33.9 million to $43.3 million during the years ended June 30, 2011 and 2012, respectively. The increase is a result of acquisition and organic growth and as a result of certain intra-building and colocation services, which were migrated from ZB to zColo subsequent to June 30, 2011. The Company acquired MarquisNet on December 31, 2011 and the entire MarquisNet business was allocated to the zColo segment. The monthly recurring revenue on the acquisition date of the acquired MarquisNet business was approximately $0.6 million. Since June 30, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.8 million as of June 30, 2012, as compared to June 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.7 million in monthly revenue since June 30, 2011. Effective January 1, 2011, the ZB segment transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo business unit and effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $11.1 million, or 15% from $71.5 million to $82.6 million for the years ended June 30, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to June 30, 2011 and additional costs associated with the acquired 360networks, MarquisNet and Arialink businesses. The 15% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 33%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from synergies realized related to our previous acquisitions.

Selling, General and Administrative Expenses

The table below sets forth the components of our SG&A expenses during the years ended June 30, 2012 and 2011, respectively.

	Year Ended June 30,
	2012	2011
	(In thousands)
Compensation and benefits expenses	$47,102	$39,657
Network operations expenses	37,097	27,569
Other SG&A expenses	20,866	21,755
Transaction costs	6,630	865

Total SG&A expenses	$111,695	$89,846

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $7.4 million, or 19%, from $39.7 million to $47.1 million for the years ended June 30, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At June 30, 2012, we had 500 full time employees compared to 396 at June 30, 2011. A majority of the increase to our headcount occurred on December 1, 2011 as a result of hiring certain former employees of 360networks.

Network Operations Expenses. Network operations expenses increased by $9.5 million, or 35%, from $27.6 million to $37.1 million for the years ended June 30, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as a percentage of revenues was consistent during the years ended June 30, 2012 and 2011 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $0.9 million, or 4%, from $21.8 million to $20.9 million for the years ended June 30, 2011 and 2012, respectively. The decrease is principally a result of reduced franchise fees resulting from favorable renegotiations on existing franchise agreements. These savings were partially offset by increases in other SG&A expenses associated with our acquisitions of 360networks and MarquisNet.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs increased during Fiscal 2012 by $5.8 million as a result of costs associated with our acquisitions of 360networks, MarquisNet, Arialink, AboveNet, FiberGate and USCarrier.

Stock-Based Compensation

Stock-based compensation expense increased by $1.9 million, or 8%, from $24.3 million to $26.3 million for the years ended June 30, 2011 and 2012, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. During the year ended June 30, 2012, an additional 9.4 million units vested as compared to the year ended June 30, 2011. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2012, 2011 and 2010.

	Estimated Fair Value as of June 30,
Common Units of CII	2012	2011	2010
Class A	$0.92	$0.81	$0.49
Class B	$0.81	$0.58	$0.28
Class C	$0.68	$0.33	$0.03
Class D	$0.65	$0.31	n/a
Class E	$0.55	$0.23	n/a
Class F	$0.49	n/a	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $24.5 million, or 41%, from $60.5 million to $85.0 million for the years ended June 30, 2011 and 2012, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since June 30, 2011, principally a result of $124.1 million in capital expenditures since June 30, 2011 and the increase to our property and equipment and intangible asset balance due to the AFS acquisition on October 1, 2010, the 360networks acquisition on December 1, 2011, the MarquisNet acquisition on December 31, 2011 and the Arialink acquisition on May 1, 2012.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2012 and 2011, respectively.

	Year Ended June 30,
	2012	2011
	(In thousands)
Interest expense	$(50,720)	$(33,414)
Impairment of cost method investment	(2,248)	—
Other income/(expense)	123	(126)

Total other expenses, net	$(52,845)	$(33,540)

Interest Expense. Interest expense increased by $17.3 million, or 52%, from $33.4 million to $50.7 million for the years ended June 30, 2011 and 2012, respectively. The increase is a result of our increased indebtedness during the year ended June 30, 2012 as compared to the year ended June 30, 2011. In connection with the 360networks acquisition, we entered into a $315.0 million Term Loan agreement on December 1, 2011, which accrued interest during the period at 7.0%. During the quarter ended March 31, 2012, we borrowed an additional $30.0 million against our Prior Revolving Credit Facility, which accrued interest at a floating rate ranging from 4.0% to 4.75% during the period.

Impairment of cost method investment. In connection with the AFS merger, the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. On August 15, 2012, the Company entered into an agreement to acquire the remaining equity interest in USCarrier. Although the Company had a significant ownership position in USCarrier at June 30, 2012, as a result of certain disputes with the board of managers of USCarrier, the Company was unable to exercise control or significant influence over USCarrier’s operating and financial policies and was denied regular access to the financial records of USCarrier and as such the Company accounted for this investment utilizing the cost method of accounting. At the time of the AFS merger, management estimated the fair value of its interest in USCarrier to be $15.1 million. Based upon the agreed upon purchase price of the remaining outstanding equity interests, the fair value of the Company’s ownership interest in USCarrier as of June 30, 2012 was determined to be $12.8 million and as such the Company recognized an impairment of $2.2 million during the quarter ended June 30, 2012.

Provision for Income Taxes

Income tax expense increased over the prior year by $16.7 million, from $12.5 million to $29.2 million, for the years ended June 30, 2011 and 2012, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our book net income.

	Year Ended June 30,
	2012	2011
Expected provision at statutory rate	$8,298	$2,566
Increase due to:
Non-deductible stock-based compensation	8,685	7,824
State income taxes, net of federal benefit	5,184	1,564
Transactions costs not deductible for tax purposes	1,416	294
Change in uncertain tax positions	5,808	—
Change in effective tax rate	459	—
Other, net	(293)	294

Provision for income taxes	$29,557	$12,542

The IRS is currently performing an audit of the stub period tax return of the acquired FiberNet entity. As part of the audit, the IRS has questioned the validity of a deduction taken by FiberNet. Although the Company believes the deduction is more likely than not sustainable based upon its merits, it may require litigation in order to realize the benefit arising from the deduction. Based on current period events, management has changed its measurement of the amount of benefit it believes it will realize from the tax position.

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

Revenue

Our revenue was generated from the following business units during the years ended June 30, 2011 and 2010:

	Year ended June 30,
	2011		2010
	(In thousands)
Revenue:
Zayo Bandwidth	$214,110	75%	$183,085	92%
Zayo Fiber Solutions	44,549	15	—	—
zColo	33,899	12	23,993	12
Intercompany	(5,323)	(2)	(7,748)	(4)

Total revenue	$287,235	100%	$199,330	100%

Our total revenue increased by $87.9 million, or 44%, from $199.3 million to $287.3 million for the years ended June 30, 2010 and 2011, respectively. The increase is principally a result of the AGL Networks acquisition and the AFS merger, which occurred on the first day of the first and second quarter of Fiscal 2011, respectively. Also contributing to the increase is growth in revenues resulting from the addition of new customer services. As a result of internal sales efforts since June 30, 2010, we have entered into $425.0 million of gross new sales contracts, which will represent an additional $6.7 million in monthly recurring revenue once installation on those contracts is accepted. Since June 30, 2010, we have received acceptance on gross installations that have resulted in additional monthly recurring revenue of $6.0 million as of June 30, 2011, as compared to June 30, 2010. This increase in revenue related to our organic growth is offset by total customer churn of $3.9 million in monthly revenue since June 30, 2010.

The following table reflects the stratification of our revenues during these periods:

	Year ended June 30,
	2011		2010
	(In thousands)
Monthly recurring revenue	$274,262	96%	$194,383	97%
Amortization of deferred revenue	8,976	3	3,500	2
Other revenue	3,997	1	1,447	1

Total revenue	$287,235	100%	$199,330	100%

Zayo Bandwidth. Our revenues from our ZB business unit increased by $31.1 million, or 17%, from $183.1 million to $214.1 million during the years ended June 30, 2010 and 2011, respectively. This increase is primarily a result of additional revenue associated with the AGL Networks acquisition and AFS merger during Fiscal 2011 and organic growth related to our sales efforts and expansion of our network. Partially offsetting this increase is the impact of ZB transferring to ZFS its dark fiber assets and customer contracts as of July 1, 2010. Additionally, as of January 1, 2011 ZB transferred certain intra-building and colocation assets, and the related customer contracts, to the zColo unit. The transfer of these customer contracts from ZB to zColo resulted in a decrease to revenue of $1.1 million at ZB for the year ended June 30, 2011.

zColo. Our revenues from our zColo business unit increased by $9.9 million, or 41%, from $24.0 million to $33.9 million during the years ended June 30, 2010 and 2011, respectively. Our colocation revenues are primarily derived from the assets acquired from the acquisition of FiberNet in September of 2009. The year-over-year increase in revenues is primarily a result of a full year of operating results generated by the legacy FiberNet colocation assets during Fiscal 2011. Also contributing to the increase are revenues from intra-building and colocation services that were migrated from the ZB to the zColo unit effective January 1, 2011. The transfer of these customer contracts from ZB to zColo resulted in an additional $1.1 million in revenue being recognized at the zColo unit for the year ended June 30, 2011.

Zayo Fiber Solutions. The ZFS business unit was established on July 1, 2010. The revenue recognized by ZFS for the year ended June 30, 2011 includes dark fiber contracts acquired in our AGL Networks acquisition and our merger with AFS. The revenue in Fiscal 2011 also includes revenue from dark fiber revenue from customers that were transferred from the ZB and Zayo Enterprise Networks business units upon the formation of the ZFS business unit on July 1, 2010. We have not restated the corresponding items of the segment information included within this Report related to the re-allocation of dark fiber contracts from ZB to the ZFS on July 1, 2010, as we have determined that it is impractical to do so.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $8.8 million, or 14%, from $62.7 million to $71.5 million for the years ended June 30, 2010 and 2011, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to the increased costs associated with our acquisition of AGL Networks and merger with AFS during Fiscal 2011 and our organic network expansion efforts. The 14% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 44%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s installed revenue base. The ratio also benefited from synergies realized related to our previous acquisitions.

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

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $8.6 million, or 28%, from $31.0 million to $39.7 million for the years ended June 30, 2010 and 2011, respectively. The increase reflects the increased number of employees as our business grew during this period, principally as a result of our acquisition of AGL Networks and merger with AFS in Fiscal 2011. At June 30, 2011, we had 396 full time employees compared to 300 at June 30, 2010.

Network Operations Expenses. Network operations expenses increased by $7.7 million, or 39%, from $19.9 million to $27.6 million for the years ended June 30, 2010 and 2011, respectively. The increase in such expenses principally reflects the growth of our network assets and the expenses associated with operating an expanded network following our acquisition of AGL Networks and the AFS merger during Fiscal 2011. The ratio of network operations expenses as a percentage of revenues was consistent during the years ended June 30, 2011 and 2010 at 10%.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, travel, office expense, and maintenance expense on colocation facilities, increased by $8.1 million, or 59%, from $13.7 million to $21.7 million for the years ended June 30, 2010 and 2011, respectively. The increase is principally from our acquisition of AGL Networks and AFS in Fiscal 2011 and our organic network expansion efforts.

Stock-Based Compensation

Stock-based compensation expenses increased by $6.1 million, or 34%, from $18.2 million to $24.3 million for the years ended June 30, 2010 and 2011, respectively. The increase is primarily a result of an adjustment in the estimated value of the common units issued to the Company’s employees and directors. As of June 30, 2011, management estimates the value of the Company’s Class A, B, C, D and E common units to be $0.81, $0.58, $0.33, $0.31 and $0.23, respectively compared to a valuation of $0.49, $0.28, $0.03, $0.0 and $0.0, respectively, as of June 30, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $21.8 million, or 56%, from $38.7 million to $60.5 million for the years ended June 30, 2010 and 2011, respectively. The increase is a result of the substantial increase in our capital assets and intangible assets, principally from the AGL Networks acquisition and merger with AFS in Fiscal 2011, and the resulting depreciation and amortization of such capitalized amounts.

Interest Expense

Interest expense increased by $14.7 million, or 79%, from $18.7 million to $33.4 million during the years ended June 30, 2010 and 2011, respectively. The increase is primarily a result of our increased indebtedness associated with our notes. As of June 30, 2011, we had notes with a principal amount of $350.0 million (the “Prior Notes”), which accrued interest at a notional rate of 10.25%. During the period January 1, 2010 through March 12, 2010, our average debt balance, which consisted of term loans and a revolving line of credit was $177.5 million. These term loans accrued interest at lower rates ranging from 5.9% to 6.4%. On March 12, 2010, we issued $250 million in Prior Notes which accrued interest at 10.25%. With a portion of the proceeds of the Prior Notes, we repaid our term loans and revolver. Additionally, in September of 2010, we issued an additional $100 million in Prior Notes. The increased average outstanding debt balance during the year ended June 30, 2011, as compared to the year ended June 30, 2010, was the primary cause of the increased interest expense during the period. Partially offsetting the increase in interest expense was $3.7 million of interest which was capitalized during the year ended June 30, 2011 related to our construction projects.

Provision for Income Taxes

Income tax expense increased over the prior year by $7.7 million from $4.8 million to $12.5 million for the year ended June 30, 2010 and 2011, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our NOLs for application to the income of our subsidiaries in some states, and thus our state income tax expense is higher than the expected combined rate. In addition, as a result of our stock based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.

	Year Ended June 30,
	2011	2010
	(In thousands)
		(Restated)
Expected provision at statutory rate	$2,566	$(3,126)
Increase/(benefit) due to:
Non-deductible stock-based compensation	7,824	6,177
State income taxes, net of federal benefit	1,564	786
Transaction costs not deductible	294	385
Other, net	294	601

Provision for income taxes	$12,542	$4,823

Adjusted EBITDA

We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation, and amortization adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance and liquidity, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio which utilizes a modified EBITDA, as defined in our credit agreement. The modified EBITDA is consistent with our definition of Adjusted EBITDA however it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by us during the quarter in which the debt compliance certification is due. Under the terms of our New Credit Facilities supporting our $1,620.0 million New Term Loan, we must not exceed a consolidated leverage ratio (funded debt to annualized modified EBITDA), as determined under the New Credit Agreement, of 6.25 times the last quarter’s annualized modified EBITDA. This total leverage ratio steps down in future periods with the next step down occurring on October 1, 2013 when the leverage ratio adjusts to 5.75 times the quarter’s annualized modified EBITDA.

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Year ended June 30, 2012
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$62.4	$9.4	$22.0	$(99.6)	$(5.8)
Interest expense	0.9	0.2	0.0	49.6	50.7
Income tax expense	0.0	0.0	0.0	29.6	29.6
Depreciation and amortization expense	56.0	6.1	22.8	0.0	85.0
Transaction costs	4.9	0.5	1.2	0.0	6.6
Impairment of cost method investment	2.2	0.0	0.0	0.0	2.2
Stock-based compensation	2.2	1.3	2.3	20.5	26.3

Adjusted EBITDA	$128.5	$17.6	$48.4	$0.0	$194.5

	Year ended June 30, 2011
	Zayo
($ in millions)	Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$37.2	$5.9	$10.8	$(58.9)	$(5.0)
Interest expense	1.0	0.2	0.0	32.2	33.4
Income tax expense	0.0	0.0	0.0	12.5	12.5
Depreciation and amortization expense	41.5	5.4	13.6	0.0	60.5
Transaction costs	0.6	0.1	0.2	0.0	0.9
Stock-based compensation	9.2	0.6	1.9	12.6	24.3

Adjusted EBITDA	$89.5	$12.2	$26.5	$(1.6)	$126.6

	Year ended June 30, 2010
($ in millions)	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
Earnings/(loss) from continuing operations	$26.6	$4.2	$0.0	$(44.9)	$(14.1)
Interest expense	1.1	0.2	0.0	17.4	18.7
Income tax expense	0.0	0.0	0.0	4.8	4.8
Depreciation and amortization expense	34.2	4.5	0.0	0.0	38.7
Transaction costs	1.1	0.0	0.0	0.2	1.3
Stock-based compensation	6.6	0.1	0.0	11.5	18.2
Loss on extinguishment of debt	0.0	0.0	0.0	5.9	5.9

Adjusted EBITDA	$69.6	$9.0	$0.0	$(5.1)	$73.6

Reconciliation from net cash provided by continuing operating activities to Adjusted EBITDA

	Year Ended June 30,
	2012	2011	2010
	($ in millions )
Net cash provided by continuing operating activities	$167.6	$97.1	$58.2
Cash paid for income taxes	1.7	3.0	0.3
Cash paid for interest, net of amounts capitalized	44.0	28.2	6.2
Transaction costs	6.6	0.9	1.3
Loss on disposal of property and equipment	(0.0)	(0.1)
Loss on extinguishment of debt	—	—	5.9
Provision for bad debts	(0.7)	(0.8)	(0.2)
Amortization of deferred revenue	13.8	9.0	(3.5)
Other changes in operating assets and liabilities	(38.5)	(10.6)	5.4

Adjusted EBITDA	$194.5	$126.6	$73.6

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows,” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

As of September 14, 2012, we have financial covenants under the agreements governing our Notes and New Term Loan Facility that, under certain circumstances, restrict our ability to incur additional indebtedness. Among other limitations, the financial covenants contained in the agreements governing our New Term Loan Facility prohibit us from maintaining total secured indebtedness of more than 5.0 times our previous quarter’s annualized modified EBITDA and total funded debt of 6.25 times our previous quarter’s modified EBITDA. The senior secured leverage ratio and the total debt leverage ratio step down in future years with the next step down occurring on October 1, 2013 when the minimum leverage ratio drops to 4.75 times and 6.0 times our previous quarter’s annualized modified EBITDA, respectively. The modified EBITDA, as defined in the credit agreement, is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma effect of and expected synergies from the companies acquired by us during the quarter for which the debt compliance certification is due. In addition, the indenture governing our Notes limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indenture governing the Notes) to a pro forma secured debt ratio of 4.5 times our previous quarter’s annualized modified EBITDA and limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA.

On July 2, 2012, in connection with our refinancing activities (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Equity Financing), we early redeemed our Existing Notes for $389.4 million.

As of June 30, 2012, on a pro forma basis, giving effect to the acquisitions of AboveNet and FiberGate, entrance into the New Term Loan Facility, the offering of the Notes, and $472.2 million Preferred Class C equity raise, we had $100.0 million in cash and cash equivalents and working capital of 2.3 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. As of June 30, 2012, we had $63.8 million available under our revolving credit facility which was replaced with a $250 million New Revolving Credit Facility on July 2, 2012. As of September 14, 2012, no amounts have been drawn against the $250 million revolving credit facility; however $120.0 million of the capacity is pending regulatory approval.

Our capital expenditures, net of stimulus grants, increased by $11.6 million, or 10%, during the year ended June 30, 2012 as compared to the year ended June 30, 2011 from $112.5 million to $124.1 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our bigger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our new $250 million New Revolving Credit Facility), equity contributions, and available cash on hand.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

We regularly review acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.

The following table sets forth components of our cash flow for the years ended, 2012, 2011 and 2010.

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$167,630	$97,054	$58,200
Net cash used in investing activities	(475,410)	(296,162)	(155,322)
Net cash provided by financing activities	433,079	134,190	135,446

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $70.6 million, or 73%, from $97.1 million to $167.6 million during the years ended June 30, 2011 and 2012, respectively. Net cash flows from operating activities during the year ended June 30, 2012 represents net loss of $5.8 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $85.0 million, the deferred tax provision of $31.1 million, non-cash stock-based compensation expense of $26.3 million, non-cash interest expense of $4.8 million and the impairment on our investment in USCarrier of $2.2 million, plus or minus the net change in working capital components.

Net cash flows from operating activities during the year ended June 30, 2011 represents our loss from continuing operations of $5.0 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $60.5 million, the deferred tax provision of $11.1 million and non-cash stock-based compensation expense of $24.3 million, plus or minus the net change in working capital components.

The increase in net cash flows from operating activities during the year ended June 30, 2012 as compared to the year ended June 30, 2011 is primarily a result of additional earnings and synergies realized from our acquisitions of AGL Networks, AFS, 360networks, Arialink and MarquisNet and organic growth. Partially offsetting the increase to cash flows from operating activities during the year ended June 30, 2012 as compared to the year ended June 30, 2011 were net cash outflows during Fiscal 2012 of approximately $26.0 million related to payments made against the net working capital deficiency assumed in the 360networks acquisition.

Cash Flows Used for Investing Activities

We used cash in investing activities of $296.2 million and $475.4 million during the years ended June 30, 2011 and 2012, respectively. During the year ended June 30, 2012, our principal uses of cash for investing activities were $317.9 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet, $17.9 million for the acquisition of Arialink and $124.1 million in additions to property and equipment, net of stimulus grant reimbursements.

During the year ended June 30, 2011, our principal uses of cash in investing activities were our $73.7 million purchase of AGL Networks, our $110.0 merger with AFS and $112.5 million in additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by financing activities was $134.2 million and $433.1 million during the years ended June 30, 2011 and 2012, respectively. Our cash flows from financing activities during the year ended June 30, 2012 primarily comprise $335.6 million from the proceeds from long-term borrowings and $134.8 million in equity contributions from Holdings. This cash inflow was partially offset by $11.7 million in debt issuance costs, $22.8 million in transfers of cash to restricted cash accounts, $1.2 million in principal payments on capital leases and $1.6 million in principal repayments on long-term debt obligations during Fiscal 2012.

Our cash flows from financing activities during the year ended June 30, 2011 primarily comprise $103.0 million in cash proceeds from our September 2010 notes offering and $36.5 million in equity contributions from CII. These cash inflows were offset by $4.1 million in deferred financing costs and $1.7 million in principal payments on capital leases during the Fiscal 2011.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2012. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (principal and interest)	$697,925	$7,650	$36,300	$653,975	$0
Operating leases	193,846	27,896	49,648	38,085	78,216
Purchase obligations	54,142	52,995	1,147	0	0
Capital leases (principal and interest)	15,523	1,989	3,840	3,243	6,451

Total	$961,435	$90,531	$90,935	$695,303	$84,667

Our purchase commitments are primarily success-based; that is, we have executed customer contracts that support the future capital expenditures. These purchase commitments exclude commitments related to stimulus projects for which we will be reimbursed. The contractual long-term debt payments, above, include an estimate of future interest expense based on the interest rates in effect on our floating rate debt obligations as of the most recent balance sheet date.

On July 2, 2012, in connection with our refinancing activities (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Equity Financing), we early redeemed our Existing Notes. The following table represents a summary of our estimated future payments under contractual cash obligations for our New Indebtedness.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (principal and interest)	$4,549,710	$248,227	$491,883	$490,767	$3,318,833

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

New Accounting Pronouncements

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Prior to the issuance of the ASU, GAAP required an entity to perform a two-step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued FASB guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two-step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is not required to complete the two-step goodwill impairment evaluation. We adopted this new guidance in fiscal 2012.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of June 30, 2012, we had outstanding approximately $350.1 million of fixed-rate Notes, $305.2 million in outstanding term loans, $4.4 million in a seller note due to the former owners of AFS, $30.0 million drawn against our revolving line-of-credit and $11.6 million of capital lease obligations. As of June 30, 2012, we had $63.8 million available for borrowing under our $100.0 million revolving credit facility, at floating rates, subject to certain conditions.

Our Notes accrued interest against the $350.0 million face value at a fixed rate of 10.25%. Both our revolving credit facility and our term loans accrued interest at floating rates subject to certain conditions. As of June 30, 2012, the interest rate on our revolving credit facility was 4.2% and the rate on our term loans was 7.0%. A hypothetical increase in the applicable interest rate on our credit facility and term loan of one percentage point would have increased our annual interest expense by approximately $3.5 million.

On July 2, 2012, in connection with our refinancing activities (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Equity Financing), we early redeemed our Existing Notes for $389.4 million and paid off the outstanding balance on our revolving credit facility and term loans.

As of September 14, 2012, we had outstanding approximately $750 million Senior Secured Notes, $500 million Senior Unsecured Notes, a $1,620 million New Term Loan, the $4.4 million seller note due to the former owners of AFS, and $3.8 million of capital lease obligations. As of September 14, 2012, we had $123.8 million available for borrowing under our revolving credit facility (our “New Credit Facility”). An additional $120.0 million will become available on the New Credit Facility upon regulatory approval. Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Senior Secured Notes, Senior Unsecured Notes and New Term Loan to be $783.8 million, $531.3 million and $1,626.1 million, respectively, as of September 14, 2012.

Our Secured Notes and Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively. Both our New Revolving Credit Facility and our New Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 14, 2012, the applicable interest rate on our New Revolving Credit Facility was 5.62% and the rate on our New Term Loan Facility was 7.125%. A hypothetical increase in the applicable interest rate on our New Term Loan Facility of one percentage point would increase our annual interest expense by approximately $16.2 million.

On August 13, 2012, the Company entered into an interest rate swap agreement with a notional value of $750,000 with a maturity date of June 30, 2017 and effective date of June 30, 2013. There was no up-front cost for this agreement. The contract states that the Company shall pay 1.67% fixed for the term of the agreement beginning on the effective date. The counterparty will pay to the Company the greater of actual LIBOR or the 1.25% term loan floor rate.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

With our recent acquisition of AboveNet, we will have exposure to market risk arising from foreign currency exchange rates. During the year ended December 31, 2011, AboveNet’s foreign activities accounted for 9.5% of its consolidated revenue. Due to the strengthening of the British pound compared to the U.S. dollar, the average translation rate for the year ended December 31, 2011 increased 3.7% compared to the average translation rate used for the year ended December 31, 2010.

Effective with the closing of the AboveNet Acquisition, we monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize risk.

We do not have any material commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

On May 15, 2012, the Company restated its consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows as of and for the years ended June 30, 2011 and 2010 as reflected in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 15, 2012 (the “Restated Annual Report”).

The restatement was a result of an error in accounting for the Company’s September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The mathematical error in the stub period tax return resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and a resulting gain on bargain purchase.

Upon identifying the error, management concluded the Company’s controls to evaluate the fair value of acquired assets and liabilities and record the related deferred income taxes associated with business combinations were not designed in a manner that ensured all relevant factors were considered. This material weakness resulted in a material error in accounting for deferred tax assets, goodwill and gain on bargain purchase recognized in connection with the Company’s acquisition of FiberNet.

In Management’s Annual Report on Internal Controls over Financial Reporting included in the Restated Annual Report, management concluded the Company’s internal control over financial reporting was not effective as of June 30, 2011 as a result of the material weakness discussed above.

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

Changes in Internal Controls over Financial Reporting

The Company’s restatement of previously issued financial statements was a result of an error in the preparation of the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The stub period tax return was prepared by a third party service provider and management did not have appropriate review controls over the tax-to-book adjustments included in the tax return to identify the error. Management has implementation additional controls which are designed to identify and remediate issues of this nature and improve our controls currently in place to ensure the ongoing reliability of our financial reporting.

Other than the change mentioned above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012 as a result of the material weakness discussed above and due to the limited amount of time which has lapsed since the identification of the material weakness. As the control deficiency related to non-routine transactions, the Company has not had an opportunity to assess the effectiveness of the remediation control as of September 14, 2012.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2012. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position
Daniel Caruso	48	Chief Executive Officer and Director
Kenneth desGarennes	41	Chief Financial Officer and Vice President
Scott Beer	43	Vice President, General Counsel and Secretary
David Howson	41	President, Zayo Bandwidth
Glenn Russo	53	Executive Vice President, Corporate Strategy and Development
Chris Morley	38	President, zColo
Matthew Erickson	35	President, Zayo Fiber Solutions
Rick Connor	63	Director, Compensation Committee Member and Audit Committee Chairman
Michael Choe	40	Director and Compensation Committee Chairman
John Siegel	43	Director and Audit Committee Member
Gillis Cashman	37	Director and Audit Committee Member
John Downer	54	Director and Compensation Committee Member
*Philip Canfield	44	Director and Compensation Committee Member
*Lawrence Fey	31	Director

*	Mr. Canfield and Mr. Fey became directors on July, 2, 2012.

Management Team

Daniel Caruso, one of our cofounders, has served as our Chief Executive Officer since our inception in 2007. Between 2004 and 2006, Mr. Caruso was President and CEO of ICG Communications, Inc. (“ICG”). In 2004, he led a buyout of ICG and took it private. In 2006, ICG was sold to Level 3 Communications, Inc. (“Level 3”). Prior to ICG, Mr. Caruso was one of the founding executives of Level 3, and served as their Group Vice President from 1997 through 2003 where he was responsible for Level 3’s engineering, construction, and operations organization and most of its lines of business and marketing functions. Prior to Level 3, Mr. Caruso was a member of the MFS Communications Company, Inc. (“MFS Communications”) senior management team. He began his career at Illinois Bell Telephone Company, a former subsidiary of Ameritech Corporation. Mr. Caruso is an investor in, and currently serves as the executive chairman of, Envysion, Inc., where he is responsible for setting the strategic direction of the company and mentoring the executive team. He holds an MBA from the University of Chicago and a B.S. in Mechanical Engineering from the University of Illinois.

Kenneth desGarennes has served as our Chief Financial Officer and Vice President since October 2007. From November 2003 to October 2007, Mr. desGarennes served as Chief Financial Officer for Wire One Communications, Inc. (“Wire One”). Prior to joining Wire One, Mr. desGarennes was a Senior Director at The Gores Group, LLC, a technology-focused private equity firm. Mr. desGarennes started his career as a commercial banking officer with First Union Bank before moving to Accenture plc, where he worked for six years in a corporate development role. Mr. desGarennes received his B.S. in finance from the University of Maryland in College Park.

Scott Beer has served as our Vice President, General Counsel and Secretary since May 2007. From August 2006 to May 2007, Mr. Beer worked for Level 3 as VP of Carrier Relations, where he was responsible for vendor relations, contract negotiations and various off-net cost management initiatives. Prior to Level 3’s acquisition of ICG, Mr. Beer was VP and General Counsel of ICG, overseeing all legal and regulatory matters for the company from September 2004 to August 2006. Before starting with ICG, Mr. Beer was in-house counsel at MCI WorldCom Network Services Inc., supporting the Mass Markets Finance Department for three years. He began his legal career as an associate attorney for McGloin, Davenport, Severson & Snow, PC, where he was a commercial litigator and represented several large communication companies. Mr. Beer holds a Juris Doctorate from Detroit College of Law at Michigan State University. He earned his B.A. from Michigan State in Communications and Pre-law.

David Howson has served as the President of Zayo Bandwidth since November 2010. Mr. Howson joined the Company in June 2010 as President of the zColo business unit. From April 1998 to May 2010, Mr. Howson served as part of the management team at Level 3 where he was responsible for various operations roles, including serving as Senior Vice President from 2004 to 2010. Before joining Level 3, Mr. Howson worked for a subsidiary of MFS Communications responsible for the design and construction of fiber networks and colocation facilities in Europe, Asia, and Australia. Mr. Howson earned his Engineering degree from Oxford Brookes University in England.

Glenn Russo has served as Executive Vice President of Corporate Strategy and Development since April 2011. Mr. Russo joined the Company in September 2008 as President of Zayo Enterprise Networks. Mr. Russo’s responsibilities include the evaluation and execution of acquisition opportunities, business development and marketing. From September 2000 to August 2008, Mr. Russo served as part of the management team at Level 3. He acted as Senior Vice President from 2003 to 2008, where he was responsible for transport and infrastructure services across North America and Europe. Before joining Level 3, Mr. Russo was a senior executive at Bridgeworks Inc., a regional network services company in Texas, and spent 16 years with ExxonMobil’s global chemical product division in a range of IT, sales and finance leadership positions. Mr. Russo earned his Engineering degree from Cornell University.

Chris Morley has served as President of zColo since November 2010. Mr. Morley joined the Company in 2009 as Chief Financial Officer and Head of Product Management for the Zayo Bandwidth business unit. From 2008 until joining the Company in 2009, Mr. Morley acted as an independent consultant advising operating companies and private equity investors on strategy, merger and acquisition due diligence, execution, and operational improvements. During 2006 and 2007, Mr. Morley served as part of the management team for One Communications Corporation, serving as Chief Integration Officer and the Executive Vice President of Operations and Networks. From 1999 to 2006, Mr. Morley served as part of the management team for Conversent Communications, LLC, serving as Executive Vice President of Operations and Engineering. Mr. Morley received his B.S. in Finance from the University of Denver.

Matthew Erickson has served as the President of Zayo Fiber Solutions since July 2010. Prior to his current role, Mr. Erickson held roles in corporate development and product and vendor management since the Company’s inception in 2007. Before joining the Company, Mr. Erickson was at ICG, where he was Vice President of Marketing & Product Management from October 2004 to July 2006. Prior to ICG, Mr. Erickson was at Level 3, where he held various roles including Internet, transport and infrastructure product management and corporate strategy/development. Mr. Erickson began his career at PricewaterhouseCoopers in the audit and financial advisory services groups. Mr. Erickson received his B.S. in Accounting from Colorado State University.

Directors

Rick Connor has served as a Director and Chairman of the audit committee since June 2010. Mr. Connor is currently retired. Prior to his retirement in 2009, he was an audit partner with KPMG LLP (“KPMG”) where he served clients in the telecommunications, media, and energy industries for 38 years. From 1996 to 2008, he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor was appointed Director and the Chairman of the Audit Committee as a result of his extensive technical accounting and auditing background, knowledge of SEC filing requirements and experience with telecommunications clients. Mr. Connor is a member of the Board of Directors of Centerra Gold, Inc., a Toronto based gold mining company listed on the Toronto Stock Exchange.

Michael Choe has served as a Director since March 2009. Mr. Choe is currently a Managing Director at Charlesbank Capital Partners LLC (“Charlesbank”), where he is responsible for executing and monitoring investments in companies. He joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1997, and was appointed as Managing Director in 2006. Prior to that he was with McKinsey & Company, where he focused on corporate strategy work in energy, health care, and media. Mr. Choe graduated from Harvard University with a B.A. in Biology. Mr. Choe is a member of the Board of Directors of DEI Holdings, Inc., Horn Industrial Services, LLC and OnCore Manufacturing, LLC. Mr. Choe was appointed Director as a result of his extensive experience with mergers and acquisitions of middle-market companies.

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

Gillis Cashman has served as a Director since May 2007. Mr. Cashman currently serves as a Managing Partner of M/C Partners, where he focuses on telecom and media infrastructure. He joined M/C Partners as an associate in 1999 and was promoted to partner in 2006 before his appointment to his current position in 2007. From 1997 to 1999, he was with Salomon Smith Barney in the Global Telecommunications Corporate Finance Group, where he focused on mergers and acquisitions in the wireline and wireless segments of the telecommunications industry. Mr. Cashman currently serves as the Chairman of Baja Broadband Holding Company, LLC, on the Board of Directors of Corelink Data Centers, CSDVRS, GTS Central Europe and Plum Choice, Inc. Mr. Cashman received an AB in economics from Duke University. Mr. Cashman was appointed Director as a result of his merger and acquisition experience and portfolio company management evidenced by his current position at M/C Partners, where he leads the Broadband Infrastructure and Services portion of the M/C Partners portfolio.

John Downer has served as a Director since May 2007. Mr. Downer joined the Oak Investment Partners team as Director-Private Equity in 2003 following a 14-year career as a Managing Director at Cornerstone Equity Investors, LLC, a middle-market private equity firm with over $1.2 billion under management. At Cornerstone, Mr. Downer led the management buyout of a number of technology and tech-related companies and acted as the lead investor for numerous later-stage expansion financings. Prior to Cornerstone, Mr. Downer worked at the private equity groups at T. Rowe Price and the Harvard Management Company. Mr. Downer currently serves as a director of Geotrace Technologies, Inc., LumaSense Technologies, Inc., Plastic Logic Russia, and Enterprise Sourcing Services and is a Trustee of Phillips Exeter Academy. Mr. Downer earned his B.A., J.D., and M.B.A. from Harvard University. Mr. Downer was appointed Director as a result of his knowledge of mergers and acquisitions, legal, financing and operations gathered over his private equity career.

Philip Canfield has served as a Director since July 2012. Mr. Canfield is currently co-head of the Information Services & Technology Group at the private equity firm GTCR. Mr. Canfield joined GTCR in 1992 and became a Principal in 1997. From 1990 until 1992, he was with Kidder, Peabody and Company, where he worked in the corporate finance department. Mr. Canfield is a member of the Board of Directors of Sorenson Communications, Inc., IQNavigator, Inc., Global Traffic Network, Inc., and Cannondale Investments, Inc. He holds an M.B.A. from the University of Chicago and a B.B.A. in Finance with high honors from the Honors Business Program at the University of Texas. Mr. Canfield was appointed Director as a result of his experience in corporate finance and in the telecommunications industry, evidenced by his key role in GTCR’s successful investments in AppNet, DigitalNet and CellNet.

Lawrence Fey has served as a Director since July 2012. Mr. Fey is currently a Vice President at GTCR where he focuses on investments in the Information Services and Technology sector. He joined GTCR in 2005 and became a Vice President in 2008. From 2003 until 2005, he was with Morgan Stanley, where he worked in the Mergers, Acquisition and Restructuring / Corporate Finance group. He currently is a member of the Board of Directors of Six3 Systems, Inc., CAMP Systems International, Inc., Global Traffic Network, Inc., and Mondee, Inc. Mr. Fey holds a B.A. in Economics cum laude from Dartmouth College. Mr. Fey was appointed Director as a result of his experience in corporate finance and in the telecommunications industry, evidenced by his key role in past successful GTCR investments such as Solera and CellNet.

Committees of the Board

Audit Committee

Our Audit Committee is currently composed of Mr. Connor, Mr. Cashman, and Mr. Siegel, each of whom is a non-employee member of the board.

Compensation Committee

Our Compensation Committee is currently composed of Mr. Choe, Mr. Connor and Mr. Downer. Mr. Canfield was added to the committee on July 2, 2012. Each of the Compensation Committee Members are non-employee members of the board.

Code of Ethics

We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose such events on our website or in a report on Form 8-K within four business days of such event. This code of conduct is available in the “Corporate Governance” section of our website at http://www.zayo.com/investors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers. When we refer to “executive” in this section, we mean the five executives listed in the Summary Compensation Table, below.

Compensation Objectives

The objective of our compensation practices is to attract, retain, and motivate the highest quality employees and executives who share our core value of enhancing equity-holder value. We believe that the primary goal of management is to create value for our stakeholders, and we have designed our compensation program around this philosophy. Substantially all of our employees have a material portion of their compensation tied to the Company’s performance, and a large portion of the overall compensation of our executives is comprised of long-term compensation.

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

Our co-founder and CEO, Mr. Caruso, currently receives a minimal base salary. In lieu of receiving a market-based salary, Mr. Caruso elected to receive substantially all of his compensation in the form of equity awards.

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

We make non-equity incentive compensation plan payments to participating executives if quarterly financial targets (generally a modified calculation of adjusted EBITDA) and certain business unit objectives are met. The financial targets and business unit objectives are proposed by the CEO (who does not participate in the non-equity incentive compensation plan) and are approved by the Compensation Committee. Our CEO recommends to the Compensation Committee the quarterly payouts under this plan, from 0% to 200% of an individual or a group’s target payout, based on the relative achievement of the financial targets and business unit objectives. The actual financial results may be adjusted up or down to account for certain non-recurring or unusual events, if approved by the Compensation Committee.

The business unit objectives that were set in fiscal 2012 consisted of financial performance objectives, strategy initiatives, executive initiatives and financial management goals, at the business unit level. The business unit objectives established for the company reflect a mix of near-term projects and longer-term improvement initiatives. Actual payouts under the plan are determined based on our CEO’s quantitative and qualitative evaluation of performance against the objectives and are approved by our Compensation Committee.

The table below shows the total target payouts and actual payouts under the non-equity incentive compensation plan for Fiscal 2012 for our Chief Executive Officer, Chief Financial Officer, and three most highly compensated other executive officers. We refer to these five people as our named executive officers.

Name	Plan Target Payout	Plan Actual Payout
Daniel Caruso	$—	$—
Kenneth desGarennes	$120,000	$195,000
David Howson	$120,000	$149,500
Glenn Russo	$116,667	$171,250
Marty Snella	$110,000	$166,250

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

Certain employees, including our executives, are granted common units in CII, our indirect parent company. Upon a distribution at CII, the holders of common units are entitled to share in the proceeds of a distribution after certain obligations to the preferred unit holders are met. See “Note 12: Equity,” of our Fiscal 2012 Consolidated Financial Statements for additional information on member’s equity of CII, including the common units.

Certain executives also received preferred units in CII. The preferred unit holders are not entitled to receive dividends or distributions (although CII may elect to include holders of preferred units in distributions at its discretion). Upon a distribution at CII the holders of preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80 to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15 to 20%, depending on the aggregate preferred investor return on their investments.

Common units are awarded to executives upon hiring, and at any time thereafter, at the discretion of the Compensation Committee based on the executives’ past or expected role in increasing our equity value. All of the granted common units are subject to the terms of employee equity agreements covering vesting and transfer, among other terms.

In Fiscal 2012, each of the named executive officers received incremental grants based on the Compensation Committee’s subjective evaluation of their overall performance and expected contribution to the future increase in CII’s overall equity value.

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

Employment and Equity Arrangements

During Fiscal 2012, our named executives have been granted the following preferred and common units in CII as equity compensation for services rendered.

Named executive/Equity class	Units (1)	First vesting date	Vesting End	Grant date fair value
Daniel Caruso
Common F	12,500,000	1/31/2013	1/31/2015	$—

Kenneth desGarennes
Common F	6,000,000	1/31/2013	1/31/2015	$—

Glenn Russo
Common F	600,000	1/31/2013	1/31/2015	$—

Marty Snella
Common F	1,300,000	1/31/2013	1/31/2015	$—

David Howson
Common F	1,300,000	1/31/2013	1/31/2015	$—

[1]	Class F common units vest 33.33% on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.

Accelerated Vesting. Under the respective Employee Equity Agreements for Messrs. desGarennes, Russo, Snella and Howson, each of their unvested Units will immediately vest five months after the consummation of a sale of CII, provided that the relevant employee has remained continuously employed from the date of the relevant Employee Equity Agreement through the date of such sale and does not voluntarily terminate his employment prior to the expiration of such five months, if (i) all of the consideration paid in respect of such sale consists of cash or certain marketable securities or (ii) in the event that the consideration consists of other than cash or such securities, the board of directors of CII determines that such sale constituted a management control acquisition. For purposes of such Employee Equity Agreement, a “sale” of CII means any of (a) a merger or consolidation of CII or its subsidiaries into or with any other person or persons, or a transfer of units in a single transaction or a series of transactions, in which in any case the members of CII or the members of its subsidiaries immediately prior to such merger, consolidation, sale, exchange, conveyance or other disposition or first of such series of transactions possess less than a majority of the voting power of CII’s or its subsidiaries’ or any successor entity’s issued and outstanding capital securities immediately after such transaction or series of such transactions; or (b) a single transaction or series of transactions, pursuant to which a person or persons who are not direct or indirect wholly-owned subsidiaries of CII acquire all, or substantially all, of CII’s or its subsidiaries’ assets determined on a consolidated basis, in each case, other than (i) the issuance of additional capital securities in a public offering or private offering for the account of CII or (ii) a foreclosure or similar transfer of equity occurring in connection with a creditor exercising remedies upon the default of any indebtedness of CII. Further, for purposes of such Employee Equity Agreement, “management control acquisition” is defined as a sale of CII with respect to which (i) immediately prior to such sale of CII, Dan Caruso is serving CII as chief executive officer and (ii) after giving effect to the consummation of the sale of CII, Dan Caruso is not offered the opportunity to serve as the chief executive officer of the combined company resulting from such sale of CII.

Under the Vesting Agreements for Mr. Caruso, the unvested Preferred Units and Common Units will, upon a sale of CII, immediately vest, provided that the executive remains employed by CII or one of its subsidiaries. For purposes of the Vesting Agreements, “sale” of CII means any of the following: (a) a merger or consolidation of CII or its subsidiaries into or with any other person or persons, or a transfer of units in a single transaction or a series of transactions, in which in any case the members of CII or the members of its subsidiaries immediately prior to such merger, consolidation, sale, exchange, conveyance or other disposition or first of such series of transactions possess less than a majority of the voting power of CII’s or its subsidiaries’ or any successor entity’s issued and outstanding capital securities immediately after such transaction or series of such transactions; (b) a single transaction or series of transactions, pursuant to which a person or persons who are not direct or indirect wholly-owned subsidiaries of CII acquire all, or substantially all, of CII’s or its subsidiaries’ assets determined on a consolidated basis, in each case whether pursuant to a sale, lease, transfer, exclusive license or other disposition outside of the ordinary course of business.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	Total ($)
Daniel Caruso	2010	10,951	—		—	—	10,951
Chief Executive Officer	2011	10,951	—		2,867,308	—	2,878,259
	2012	10,951	—		—	—	10,951
Kenneth desGarennes	2010	225,000	—		—	122,880	347,880
Chief Financial Officer	2011	240,000	—		182,969	130,980	553,949
	2012	240,000	—		—	195,000	435,000
David Howson	2010	N/A	N/A		N/A	N/A	N/A
President, Zayo Bandwidth	2011	240,000	60,000		165,000	103,397	568,397
	2012	240,000	—		—	149,500	389,500
Glenn Russo	2010	255,000	38,250	(3)	—	38,250	331,500
Executive Vice President, Corporate Strategy	2011	244,375	—		115,000	76,875	436,250
and Development	2012	233,333			—	171,250	404,583
Marty Snella	2010	201,667	—		—	138,500	340,167
Chief Technology Officer and	2011	220,000	—		—	108,625	328,625
Chief Information Officer	2012	220,000	—		—	166,250	386,250

(1)

Amounts shown reflect the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10, for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010. Assumptions used to determine these values can be found in “Note 14: Fair Value Measurements,” of our Consolidated Financial Statements.

(2)	Comprises compensation which we describe under “Item 11: Executive Compensation— Compensation Discussion and Analysis — Elements of Executive Compensation — Non-Equity Incentive Compensation Plan.”
(3)	Mr. Russo’s bonus was guaranteed at 150% of his target bonus for the quarter ended September 30, 2009.

Grants of Plan Based Awards in Fiscal 2012

The following table provides information about grants of plan-based awards to our named executive officers in Fiscal 2012 and non-equity incentive plan award information for Fiscal 2012:

					All Other
					Stock Awards:	Grant Date
					Number of	Fair Value
					Shares of	of Stock and
		Fiscal 2012 Non-Equity Incentive Plan Target (1)			Stock or	Option
Name	Grant Date	Threshold	Target ($)	Maximum	Units (#)(2)	Awards ($)
Daniel Caruso	1/31/2012	—	—	—	12,500,000	—
Kenneth desGarennes	N/A	—	120,000	240,000	—	—
	1/31/2012	—	—	—	6,000,000	—
David Howson	N/A	—	120,000	240,000	—	—
	1/31/2012	—	—	—	1,300,000	—
Glenn Russo	N/A	—	116,667	233,333	—	—
	1/31/2012	—	—	—	600,000	—
Marty Snella	N/A	—	110,000	220,000	—	—
	1/31/2012	—	—	—	1,300,000	—

(1)

These figures represent the threshold, target and maximum annual cash payout opportunity for each executive under our non-equity incentive compensation plan during Fiscal 2012(See “Item 11: Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Non-Equity Incentive Compensation Plan” for additional information regarding this plan and the actual payouts for Fiscal 2012).

(2)	The awards shown in this column vest as set forth under the heading “Item 11: Executive Compensation – Compensation Discussion and Analysis —Employment and Equity Arrangements.”

Outstanding Equity Awards at 2012 Fiscal Year End

The table below lists the number and value of equity awards that have not vested at year end of Fiscal 2012:

			Market Value of
	Number of Shares		Shares or Units of
	or Units of Stock that		Stock that have not
Name	have not Vested (#)		Vested ($)(1)
Daniel Caruso	18,271,659	(2)(7)	16,848,777
Kenneth desGarennes	9,662,444	(3)(8)	8,241,286
David Howson	2,519,247	(4)(9)	2,325,992
Glenn Russo	1,226,478	(5)(10)	1,102,624
Marty Snella	2,435,452	(6)(11)	2,211,563

(1)	Market value is based on the following fair value estimates at the end of Fiscal 2012.

Class	Fair Value
Preferred Unit C	$3.32
Common Unit A	$0.92
Common Unit B	$0.81
Common Unit C	$0.68
Common Unit D	$0.65
Common Unit E	$0.55
Common Unit F	$0.49

(2)	Includes unvested Class D, E and F Common Units and Class C Preferred Units.
(3)	Includes unvested Class B, D, E and F Common Units.
(4)	Includes unvested Class B, D and F Common Units.
(5)	Includes unvested Class A, B, D, E and F Common Units.
(6)	Includes unvested Class B, C, D and F Common Units.
(7)	9,590,725, 6,250,378 and 2,430,556 units will vest during Fiscal 2013, 2014 and 2015, respectively.
(8)	5,374,198, 3,121,580 and 1,166,667 units will vest during Fiscal 2013, 2014 and 2015, respectively.
(9)	1,406,676, 879,238 and 233,333 units will vest during Fiscal 2013, 2014 and 2015, respectively.
(10)	674,167, 435,644 and 116,667 units will vest during Fiscal 2013, 2014 and 2015, respectively.
(11)	1,436,537, 746,138 and 252,778 units will vest during Fiscal 2013, 2014 and 2015, respectively.

Option Exercises and Stock Vested in 2012

The table below sets forth the equity awards that vested during Fiscal 2012:

Name	Number of Shares or Units of Stock that Vested in 2012 (#)	Market Value of Shares or Units of Stock that Vested in 2012 ($)(1)
Daniel Caruso	5,584,384	6,334,939
Kenneth desGarennes	3,962,409	3,908,084
David Howson	1,190,363	1,197,210
Glenn Russo	733,522	815,776
Marty Snella	1,349,540	1,415,439

(1)	See “Item 11: Executive Compensation – Compensation Discussion and Analysis – Option Exercises and Stock Vested in 2012” for June 30, 2012 fair value estimates by class.

Pension Benefits for Fiscal 2012

We do not maintain a defined benefit pension plan, and there were no pension benefits earned by our executives in the year ended June 30, 2012.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering our executives.

Potential Payments upon Termination or Change-in-Control

As a general practice the executives are not entitled to any payments upon termination or change-in-control other than those rights provided in the employee equity agreements. See “Item 11: Executive Compensation – Compensation Discussion and Analysis — Employment and Equity Arrangements” above for information regarding vesting of equity in CII upon a change of control of CII. The following table sets forth information about the market value of unvested units held by each of the named executive officers which would have accelerated upon a change in control on the last day of Fiscal Year 2012:

Name	Market Value of Unvested Units as at June 30, 2012 that would vest upon Change in Control
Daniel Caruso	$16,848,777
Kenneth desGarennes	$8,241,286
David Howson	$2,325,992
Glenn Russo	$1,102,624
Marty Snella	$2,211,563

Director Compensation

Our Board is comprised of our Chief Executive Officer, representatives from a subset of our private equity investors and one independent director. Neither our employee director nor the director representatives from our private equity investors received any compensation for their services on either the Board or Committees of the Board during Fiscal 2012. The following table details the compensation paid to our non-employee director during Fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Equity Awards	Non-equity incentive plan compensation	All other Compensation	Total
Rick Connor	$44,000	$—	$—	$—	$44,000

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

During Fiscal 2012, Mr. Connor was granted 300,000 Class F Common Units of which 33.3% will vest on January 31, 2013 and the remainder will vest pro rata on a monthly basis over the two-year period ending on January 31, 2015. The grant date fair value of Mr. Connor’s Class F Common Units was $0.

We reimburse our non-employee directors for travel, lodging and other reasonable out-of-pocket expenses in connection with the attendance at Board and committee meetings. We also provide liability insurance for our directors and officers.

Other Matters Relating to Management

Daniel Caruso is a founder of the Zayo Group and owns a substantial amount of equity of CII, our indirect parent company. Mr. Caruso currently acts as our Chief Executive Officer, but has not entered into an employment agreement with us or any entity affiliated with us that contractually determines his rights and obligations. On May 22, 2007, however, Mr. Caruso entered into a Founder Noncompetition Agreement with CII and on December 31, 2007, he entered into a Vesting Agreement with regard to certain equity in CII. In connection with the Sponsor Equity Contribution, Mr. Caruso’s non-competition agreement was extended to July 2, 2017. Pursuant to the noncompetition agreement, Mr. Caruso is, during the term of the agreement, not permitted to own, manage, work for, provide assistance to or be connected in any other manner with a business engaged in owning or operating fiber networks, other than with respect to us, subject to limited exceptions, including those noted below.

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

In June 2012, CII and its preferred unit holders authorized a $7.0 million non-liquidating distribution against Zayo Group’s stock-based compensation liability to Mr. Caruso. In July 2012, Mr. Caruso purchased 335,131.17 Class C preferred units in CII for $1.6 million in cash.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2012, none of the members of the Compensation Committee served, or has at any time served, as an officer or employee of our company or any of our subsidiaries. None of our executive officers has served as a member of a compensation committee, or other committee serving an equivalent function of any other entity.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of non-employee directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of Zayo Group, LLC’s executive officers. The Compensation Committee has reviewed and discussed “Item 11 – Executive Compensation” within this Annual Report, including the compensation of the Company’s CEO, Dan Caruso, CFO, Kenneth desGarennes and management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Executive Compensation” section be included in the Company’s Fiscal 2012 Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael Choe, Chairman

Philip Canfield

Rick Connor

John Downer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

One hundred percent of our equity is owned, indirectly, by CII. The following table sets forth the beneficial ownership of our indirect parent company, CII, by each person or entity that is known to us to own more than 5% of CII’s outstanding membership interests and each of our named executive officers and directors who owns an interest in CII as of September 14, 2012. CII’s membership interests are comprised of Preferred Class C Units and Common Units. The ownership rights of the members of CII are governed by the Third Amended and Restated Limited Liability Company Agreement, dated July 2, 2012.

On July 2, 2012, in connection with the Company’s acquisition of AboveNet, the Company completed a third round of equity financing in which 98,916,060.11 Class C Preferred Units were sold to new and existing investors for aggregate proceeds of $472.2 million. At the same time, all existing Preferred Units were converted into 257,548,148.92 Class C Preferred Units.

The Common Units do not carry voting rights. Upon a liquidation of the Company, the holders of the preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80% to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15% to 20%, depending on the aggregate preferred investor return on investment. As of September 14, 2012, CII had 356,548,148.92 Preferred Class C Units outstanding and 368,989,100 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all units shown as owned by them except as otherwise set forth in the notes to the table and subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Preferred Class C Units Beneficially Owned	Percent of Class	Common Units	Percent of Class
5% Beneficial Owners of CII
Battery Ventures (1)	28,108,841	7.9%	—	—
Charlesbank Capital Partners (2)(7)	46,458,881	13.0%	—	—
Columbia Capital (3)(8)	49,620,402	13.9%	—	—
GTCR LLC (4)	54,458,816	15.3%	—	—
M/C Partners (5)(9)	49,620,402	13.9%	—	—
Oak Investment Partners XII, Limited Partnership (6)(10)	53,637,281	15.0%	—	—

Our Directors
Daniel Caruso	6,020,416	1.7%	81,842,122	22.2%
Michael Choe (7)	—	—	—	—
John Siegel (8)	—	—	—	—
Gillis Cashman (9)	52,364	*	—	—
John Downer (10)	—	—	—	—
Rick Connor	85,397	*	1,422,699	*
Philip Canfield (11)	—	—	—	—
Lawrence Fey (12)	—	—	—	—

Our Named Executive Officers
Kenneth desGarennes	23,926	*	36,165,603	9.8%
David Howson	—	—	6,986,432	1.9%
Glenn S. Russo	578,342	*	6,051,467	1.6%
Marty Snella	—	—	7,704,376	2.1%
All directors and executive officers as a group	6,872,362	1.9%	167,751,043	45.5%

*	Less than 1%
(1)	Aggregate holdings of Battery Ventures VII, L.P., Battery Investment Partners VII, LLC, and Battery Ventures VIII, L.P. The address for all three entities is 930 Winter Street, Suite 2500, Waltham, MA 02451.
(2)	Aggregate holdings of Charlesbank Equity Fund VI, LP, CB Offshore Equity Fund VI, LP, Charlesbank Equity Coinvestment Fund VI, LP, and Charlesbank Equity Coinvestment Partners, LP. The address for all four entities is 200 Clarendon, 5th Floor, Boston, MA 02116.
(3)	Aggregate holdings of Columbia Capital Equity Partners IV (QP), L.P., Columbia Capital Equity Partners IV (QPCO), L.P., Columbia Capital Employee Investors IV, L.P., Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners III (Caymen) L.P., Columbia Capital Equity Partners III (AI), L.P., Columbia Capital Investors III, L.L.C., and Columbia Capital Employee Investors III, L.L.C. The address for all eight entities is 201 N. Union Street, Suite 300, Alexandria, VA, 22314.
(4)	Aggregate holdings of GTCR Fund X/A, LP, GTCR Fund X/C, LP, GTCR Co-Invest X, LP. The address for all three entities is 300 North LaSalle Street, Suite 5600, Chicago, IL, 60654.
(5)	Aggregate holdings of M/C Venture Partners VI, L.P., M/C Venture Investors, L.L.C., M/C Venture Partners V, L.P., and Chestnut Venture Partners, L.P. The address for all four entities is 75 State Street, Suite 2500, Boston, MA, 02109.
(6)	Address is 525 University Avenue, Suite 1300, Palo Alto, CA 94301.
(7)	Michael Choe is the Managing Director of Charlesbank Capital Partners.
(8)	John Siegel is a Partner of Columbia Capital.
(9)	Gillis Cashman is a General Partner of M/C Partners.
(10)	John Downer is the Director-Private Equity of Oak Investment Partners.
(11)	Philip Canfield is a Principal of GTCR LLC.
(12)	Lawrence Fey is a Vice President of GTCR LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the third quarter of 2010, management determined that the services provided by Onvoy did not fit within the Company’s current business model of providing telecom and internet infrastructure services, and the Company therefore spun off Onvoy to Holdings, the parent of the Company.

On April 1, 2011, after completing a restructuring of our operating segments, we determined that the ZEN unit no longer fit within our current business model and we spun the ZEN unit to our ultimate parent, CII. CII subsequently contributed the assets and liabilities of ZEN to its Onvoy subsidiary.

We have certain ongoing contractual relationships with Onvoy, which are based on agreements entered into at rates between Onvoy and us that we believe approximate market rates.

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

Subsequent to the April 1, 2011 spin-off of ZEN and the March 12, 2010 spin-off of Onvoy, the revenue and expenses associated with transactions with ZEN and Onvoy have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related parties subsequent to their spin-off dates:

	Year ended June 30,
	2012	2011	2010
Revenue	$6,517	$4,983	$1,436
Operating costs	(498)	(404)	—
Selling, general and administrative expenses	(631)	(260)	(564)

Net	$5,388	$4,319	$872

We, or Onvoy, may terminate existing contracts in the future or we may enter into additional or other contractual arrangements with Onvoy as a result of which our contractual relationship with Onvoy and the payments among us and Onvoy pursuant to such contracts may substantially change.

As of June 30, 2012, the Company had a receivable balance due from Onvoy, in the amount of $0.2 million related to services the Company provided to OVS and/or ZEN.

Purchase of Previously Outstanding Notes

On September 14, 2010, Dan Caruso, our President, Chief Executive Officer and Director, purchased $0.5 million (face amount) of our previously outstanding notes in connection with our September 20, 2010 $100.0 million notes offering. The purchase price of the notes purchased by Mr. Caruso was $0.5 million, including the premium on the notes and accrued interest. On July 2, 2012, in connection with our refinancing activities (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Indebtedness and Equity Invested), we repaid our previously outstanding notes. Mr. Caruso’s notes were repurchased for $541,400.

Purchase of Unsecured Notes

On June 28, 2012, Matthew Erickson, the President of ZFS, purchased $0.6 million in aggregate principal amount of our 10.125% senior unsecured notes due 2020 at the offering price for such notes in the Notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors.

Transactions with CII

As of June 30, 2011, the Company had a due to related-party balance with CII of $4.6 million. The liability with CII related to an interest payment made by CII on the Company’s Notes. During the year ended June 30, 2012, CII made an additional interest payment of $11.0 million on behalf of the Company. During the quarter ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15.5 million through an increase in CII’s equity interest in the Company.

Director Independence

Our board of directors is comprised of a majority of non-independent directors. Although the Company’s equity is not publicly traded, the Company utilized the definition of director “independence” as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Rick Connor, our Audit Committee Chairman, is our only independent director. Our board of directors has an audit committee and compensation committee. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We first engaged Grant Thornton LLP (“Grant Thornton”) to be our independent registered public accounting firm in March 2008. Our Audit Committee of the Board of Directors (the “Audit Committee”) completed a process in accordance with the Audit Committee’s charter to review the appointment of the Company’s independent registered public accounting firm. As a result of this process, on April 27, 2012, the Audit Committee determined to dismiss Grant Thornton effective upon the issuance of the Company’s Quarterly Report for the quarter ended March 31, 2012. On May 3, 2012, the Audit Committee engaged KPMG LLP (“KPMG”) to be the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2012.

The aggregate fees billed to us for each of the years ended June 30, 2012 and 2011, for professional accounting services, including Grant Thornton’s audit of our annual consolidated financial statements for Fiscal 2011 and KPMG’s audit of our annual consolidated financial statements for Fiscal 2012, are set forth in the table below:

	KPMG		Grant Thornton
	Year Ended June 30,		Year Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Audit Fees	$420	$—	$647	$475
Audit Related Fees	—	—	—	63
Tax Fees	—	—	—	128

Total	$420	$—	$647	$666

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit fees — These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters, consents and reviews of interim/quarterly financial information. Audit fees for each year shown include amounts that have been billed to us through September 14, 2012 and any additional amounts that are expected to be billed to us thereafter. Audit fees also include the fees for services provided by Grant Thornton, LLP during the period in connection with the reviews of the Company’s interim consolidated financial statements. For the year ended June 30, 2012, audit fees include fees associated with the restatement of our June 30, 2011 Annual Report filed on Form 10-K/A and the related restatements of our Quarterly Reports on Form 10-Q/A for the quarters ended September, 30, 2011 and December 31, 2011 as filed with the SEC on May 15, 2012.

•	Audit-related fees — These are fees billed for assurance and related services that were performed in the fiscal years shown and that are traditionally performed by our independent certified public accounting firm. More specifically, for the year ended June 30, 2011, these services include the audits of historical financial statements required to be included as exhibits to our Registration Statement on Form S-4 filed with the SEC on October 18, 2010 and audits associated with the Company’s stimulus awards.

•	Tax fees — These are fees billed for all professional services performed in the year shown by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, LLP, our independent registered public accounting firm. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair our principal accounting firm’s independence. The Audit Committee will only pre-approve services that it believes will not impair our independent accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

1. Financial Statements

2. Exhibits

The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.

Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Zayo Group, LLC, Zayo AFS Acquisition Company, Inc., American Fiber Systems Holdings Corp. and Robert E. Ingalls Jr., as the Equityholder Representative, dated June 24, 2010 (incorporated by reference to Exhibit 10.33 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.2	Membership Interest Purchase Agreement by and among AGL Networks, LLC, AGL Investments, Inc., and Zayo Group, LLC, dated March 23, 2010 (incorporated by reference to Exhibit 10.34 of our Registration Statement on form S-4 filed with the SEC on October 18, 2010).

2.3	Agreement and Plan of Merger dated as of May 28, 2009 by and among Zayo Group, LLC, Zayo Merger Sub, Inc., a Delaware corporation, and FiberNet Telecom Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.35 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

2.4	Agreement and Plan of Merger by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. dated as of March 18, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on March 19, 2012).

2.5	Agreement and Plan of Merger by and among FiberGate Holdings, Inc., Zayo Group, LLC, Zayo FM Sub, Inc., William J. Boyle and Louis M. Brown, Jr., dated June 4, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2012).

3.1	Certificate of Formation of Zayo Group, LLC, as amended. (incorporate by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Secured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.2	Unsecured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.3	Secured Notes First Supplemental Indenture, dated as of July 2, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.4	Unsecured Notes First Supplemental Indenture, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corp, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.5	Registration Rights Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.1	Credit Agreement by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent for the term loan facility under the Credit Agreement, SunTrust Bank, as the Administrative Agent for the revolving loan facility under the Credit Agreement, SunTrust Bank, as the Issuing Bank, SunTrust Bank, as the Collateral Agent, and the other persons party thereto, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.2*	Amendment No. 1 to the Credit Agreement, dated as of July 17, 2012 entered into by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent.

10.3	Collateral Agency and Intercreditor Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the New Term Loan Facility under the Credit Agreement, SunTrust Bank, as administrative agent for the New Revolving Loan Facility under the Credit Agreement, SunTrust Bank, as joint collateral agent (the “Collateral Agent”), and The Bank of New York Mellon Trust Company, N.A., as initial notes authorized representative (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.4	Security Agreement, dated as of July 2, 2012, Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, and SunTrust Bank, as the collateral agent for the secured parties (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.5*	Amended and Restated Executive Noncompetition Agreement, dated as of March 18, 2012, by and between Communications Infrastructure Investments, LLC and Dan Caruso.

10.6	Vesting Agreement, dated as of December 31, 2007, by and among Communications Infrastructure Investments, LLC, Daniel P. Caruso, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.7	Employee Equity Agreement, dated as of March 21, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.8	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.9	Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.10	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.17 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.11	Founder Noncompetition Agreement, dated as of May 22, 2007, by and between Communications Infrastructure Investments, LLC and John Scarano (incorporated by reference to Exhibit 10.18 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.12	Vesting Agreement, dated as of January 10, 2008, by and among Communications Infrastructure Investments, LLC, John L. Scarano, and the Founder Investors (as defined therein), as amended by the Amendment to Vesting Agreement, effective as of March 21, 2008, the Second Amendment to Vesting Agreement, effective as of October 20, 2009, and the Third Amendment to the Vesting Agreement, effective as of March 19, 2010 (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.13	Offer Letter from Zayo Group, LLC to Glenn Russo, dated August 8, 2008 (incorporated by reference to Exhibit 10.20 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.14	Class A Equity Agreement, dated as of November 19, 2008, by and between Communications Infrastructure Investments, LLC, Glenn Russo, and VP Holdings, LLC (incorporated by reference to Exhibit 10.21 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.15	Class A Equity Agreement, dated as of November 19, 2008, by and between VP Holdings, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.16	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Glenn Russo (incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.17	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Glenn S. Russo (incorporated by reference to Exhibit 10.24 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.18	Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.25 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.19	Employee Equity Agreement, dated as of March 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.20	Employee Equity Agreement, dated as of October 31, 2008, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.21	Employee Equity Agreement, dated as of October 20, 2009, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.22	Employee Equity Agreement, dated as of May 27, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010). +

10.23	Employee Equity Agreement, dated as of January 2, 2008, by and between Communications Infrastructure Investments, LLC, and Kenneth desGarennes (incorporated by reference to Exhibit 10.38 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.24	Employee Equity Agreement, dated as of March 19, 2010, by and between Communications Infrastructure Investments, LLC, and Martin Snella (incorporated by reference to Exhibit 10.39 of Amendment No. 1 of our Registration Statement on Form S-4 filed with the SEC on November 8, 2010). +

10.25	Agreement of Lease, dated as of February 17, 1998, by and between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, Zayo Colocation, Inc. (successor by name change of FiberNet Telecom Group, Inc.), FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access, L.L.C.), and Zayo Group, LLC (as guarantor), as assigned on January 1, 2001, as amended on January 1, 2001, December 4, 2003, October 29, 2004, March 1, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.36 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.26	Agreement of Lease, dated as of April 1, 2001, between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access L.L.C.), Zayo Colocation, Inc. (successor by change of name to FiberNet Telecom Group, Inc.), and Zayo Group, LLC (as guarantor), as assigned on April 1, 2001, as amended on January 30, 2002, November 7, 2002, April 1, 2003, October 31, 2003, October 29, 2004, January 31, 2005, January 11, 2007, March 2, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.37 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

10.27	Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.28	Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated January 5, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.29	Employee Equity Agreement, dated as of March 10, 2011, by and between Communications Infrastructure Investments, LLC, and David Howson (incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.30	Offer Letter from Zayo Group, LLC to David Howson, dated May 28, 2010 (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011).

10.31	Noncompetition Agreement between Communications Infrastructure Investments, LLC and Dan Caruso dated December 29, 2010 (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011).

10.32	Form of Class D Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.33	Form of Class E Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.34	Fourth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated January 24, 2011 (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.35	Fifth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated June 1, 2011 (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

21.1	List of Subsidiaries of Zayo Group, LLC (incorporate by reference to Exhibit 21.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012)

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements from the Company’s Annual Report for the year ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
*	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

Zayo Group, LLC:

We have audited the accompanying consolidated balance sheet of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2012, and the related consolidated statements of operations, member’s equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group, LLC and subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Boulder, Colorado

September 14, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Members

Zayo Group, LLC

We have audited the accompanying consolidated balance sheet of Zayo Group, LLC (a Delaware limited liability corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2011, and the related consolidated statements of operations, member’s equity, and cash flows for each of the two years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zayo Group, LLC and subsidiaries as of June 30, 2011, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Denver, Colorado

September 9, 2011 (except as to Note 2 in the previously filed 2011 financial statements, which is not presented herein and is as of May 15, 2012)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$150,693	$25,394
Trade receivables, net of allowance of $911 and $799 as of June 30, 2012 and 2011, respectively	31,703	13,983
Due from related-parties	231	187
Prepaid expenses	7,099	6,388
Deferred income taxes, net	6,018	3,343
Restricted	22,417	—
Other assets	1,757	645

Total current assets	219,918	49,940

Property and equipment, net	754,738	518,513
Intangible assets, net	128,705	104,672
Goodwill	137,439	84,980
Debt issuance costs, net	19,706	11,446
Investment in US Carrier	12,827	15,075
Deferred income taxes, net	89,378	—
Other assets	9,070	5,795

Total assets	$1,371,781	$790,421

Liabilities and member’s equity
Current liabilities
Accounts payable	$16,180	$12,988
Accrued liabilities	45,512	22,453
Accrued interest	10,863	10,627
Capital lease obligations, current	1,148	950
Due to related-parties	—	4,590
Deferred revenue, current	22,940	15,664
Current portion of long-term debt	4,440	—

Total current liabilities	101,083	67,272

Long-term debt, non-current	685,281	354,414
Capital lease obligations, non-current	10,470	10,224
Deferred revenue, non-current	146,663	63,893
Stock-based compensation liability	54,367	45,067
Deferred income tax liabilities, net	—	18,563
Other long term liabilities	8,068	2,724

Total liabilities	1,005,932	562,157

Commitments and contingencies (Note 16)

Member’s equity
Member’s interest	388,867	245,433
Accumulated deficit	(23,018)	(17,169)

Total member’s equity	365,849	228,264

Total liabilities and member’s equity	$1,371,781	$790,421

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended June 30,
	2012	2011	2010
Revenue	$382,043	$287,235	$199,330

Operating costs and expenses
Operating costs, excluding depreciation and amortization	82,581	71,528	62,688
Selling, general and administrative expenses	111,695	89,846	65,911
Stock-based compensation	26,253	24,310	18,168
Depreciation and amortization	84,961	60,463	38,738

Total operating costs and expenses	305,490	246,147	185,505

Operating income	76,553	41,088	13,825

Other income/(expense)
Interest expense	(50,720)	(33,414)	(18,692)
Other income/(expense)	123	(126)	1,526
Impairment on cost method investment	(2,248)	—	—
Loss on extinguishment of debt	—	—	(5,881)

Total other expense, net	(52,845)	(33,540)	(23,047)

Earnings/(loss) from continuing operations before provision for income taxes	23,708	7,548	(9,222)
Provision for income taxes	29,557	12,542	4,823

Loss from continuing operations	(5,849)	(4,994)	(14,045)
Earnings from discontinued operations, net of income taxes	—	899	5,425

Net loss	$(5,849)	$(4,095)	$(8,620)

The accompanying notes are an integral part of these consolidated financial statements.

.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

(in thousands)

	Member’s Interest	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2009	$217,473	$(4,454)	$213,019
Capital contributed (cash)	39,800	—	39,800
Non-cash contributions from Parent, net	1,200	—	1,200
Preferred stock-based compensation	1,195	—	1,195
Spin-off of Onvoy Voice Services, Inc.	(42,539)	—	(42,539)
Net loss	—	(8,620)	(8,620)

Balance at June 30, 2010	217,129	(13,074)	204,055

Capital contributed (cash)	36,450	—	36,450
Non-cash distributions to Parent, net	(2,598)	—	(2,598)
Preferred stock-based compensation	820	—	820
Spin-off of Zayo Enterprise Networks, LLC	(6,368)	—	(6,368)
Net loss	—	(4,095)	(4,095)

Balance at June 30, 2011	245,433	(17,169)	228,264

Capital contributed (cash)	134,796	—	134,796
Non-cash contributions from Parent, net	21,219	—	21,219
Preferred stock-based compensation	871	—	871
Return of capital (cash)	(46)	—	(46)
Spin-off of VoIP 360 Inc.	(11,654)	—	(11,654)
Spin-off of Arialink non-core net assets	(1,752)	—	(1,752)
Net loss	—	(5,849)	(5,849)

Balance at June 30, 2012	$388,867	$(23,018)	$365,849

The accompanying notes are an integral part of these consolidated financial statements.

.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	June 30,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(5,849)	$(4,095)	$(8,620)
Earnings from discontinued operations	—	899	5,425

Loss from continuing operations	(5,849)	(4,994)	(14,045)
Adjustments to reconcile net loss to net cash provided by continuing operating activities
Depreciation and amortization	84,961	60,463	38,738
Loss on extinguishment of debt	—	—	5,881
Loss on disposal of property and equipment	32	84	—
Provision for bad debts	729	794	168
Non-cash interest expense	4,773	2,413	1,624
Impairment of cost method investment	2,248	—	—
Stock-based compensation	26,253	24,310	18,168
Unrealized loss on interest rate swap	—	—	744
Amortization of deferred revenue	(13,785)	(8,976)	(3,500)
Deferred income taxes	31,127	11,093	4,068
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(9,294)	2,449	801
Interest rate swap	—	(566)	(2,462)
Prepaid expenses	1,058	(638)	(271)
Other assets, current and non-current	(3,121)	2,440	21
Accounts payable and accrued liabilities	(1,504)	1,409	6,429
Payables to related-parties, net	(992)	4,944	(422)
Deferred revenue	55,041	4,629	2,243
Other liabilities	(4,047)	(2,800)	15

Net cash provided by continuing operating activities	167,630	97,054	58,200

Cash flows from investing activities
Purchases of property and equipment	(146,963)	(116,068)	(58,821)
Broadband stimulus grants received	22,826	3,544	70
Proceeds from sale of property and equipment	—	28	—
Acquisition of 360networks Holdings (USA) Inc., net of cash acquired	(317,891)	—	—
Acquisition of Marquis Holdings (USA) Inc., net of cash acquired	(15,456)	—	—
Acquisition of Arialink, net of cash acquired	(17,926)	—	—
Acquisition of American Fiber Systems Holdings Corporation, net of cash acquired	—	(110,000)	—
Acquisition of AGL Networks, LLC, net of cash acquired	—	(73,666)	—
Acquisition of FiberNet Telecom Group, Inc., net of cash acquired	—	—	(96,571)

Net cash used in investing activities	(475,410)	(296,162)	(155,322)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	June 30,
	2012	2011	2010
Cash flows from financing activities
Equity contributions	134,796	36,450	39,800
Proceeds from long-term debt	335,550	103,000	276,948
Principal repayments on long-term debt	(1,575)	—	(166,193)
Changes in restricted cash related to debt financing	(22,820)	578	(564)
Principal repayments on capital lease obligations	(1,171)	(1,732)	(2,192)
Deferred financing costs	(11,701)	(4,106)	(12,353)

Net cash provided by financing activities	433,079	134,190	135,446

Cash flows from discontinued operations
Operating activities	—	2,622	13,923
Investing activities	—	(382)	(1,809)

Net cash provided by discontinued operations	—	2,240	12,114

Net increase/(decrease) in cash and cash equivalents	125,299	(62,678)	50,438
Cash and cash equivalents, beginning of period	25,394	87,864	38,019
Increase/(decrease) in cash and cash equivalents of discontinued operations	—	208	(593)

Cash and cash equivalents, end of period	$150,693	$25,394	$87,864

Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of amounts capitalized	$43,964	$28,247	$6,215
Cash paid for income taxes	1,739	2,974	257
Non-cash additions to property and equipment from capital leases	367	200	324
Increase in accounts payable and accrued expenses for purchases of property and equipment, net	4,014	5,911	3,357
Interest payment made on behalf of the Company by CII.	10,951	4,590	—
Non-liquidating distribution to common unit holders made by CII on behalf of the Company	9,080	—	—
Promissory Note issued as consideration for American Fibers Systems Holding Corporation merger	—	4,500	—

Refer to Note 3 – Acquisitions, to the Company’s consolidated financial statements for details of the Company’s recent acquisitions and Note 4 – Spin-off of Reporting units, for details of the Company’s discontinued operations.

Refer to Note 12 – Equity, to the Company’s consolidated financial statements for details of the non-cash capital transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure to offer:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and interconnection services.

Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc. (“Holdings”), which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).

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

Unless otherwise noted, amounts and disclosures throughout the Company’s notes to the consolidated financial statements relate to the Company’s continuing operations, and amounts are presented in thousands of dollars.

b. Spin-off of Reporting Units

On April 1, 2011, the Company completed a spin-off of its Zayo Enterprise Networks (“ZEN”) reporting unit. Additionally, on March 12, 2010, the Company spun-off of its Onvoy Voice Services (“OVS”) reporting unit. The Company distributed all of the assets and liabilities of ZEN and OVS to Holdings on the respective spin-off dates and accounted for the spin-offs as equity transactions at carryover basis, as the transactions were considered to be between entities under common control.

Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZEN and OVS’s operations and therefore considers these to be discontinued operations. During the years ended June 30, 2011 and 2010, the results of the operations of ZEN and OVS prior to their respective spin-off dates have been aggregated and are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure services. The net assets acquired which support product offerings outside of the scope of the Company’s primary focus are spun-off to Holdings on the acquisition date and accounted for as equity transactions at carryover basis. As the spin-off of these acquired non-core assets occurred on the acquisition date, the consolidated financial statements do not reflect the operating results or net assets of these spun-off businesses.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

c. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining customer lives used to recognize certain revenues, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to investments, intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowance against deferred tax assets and estimating the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

d. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2012 and 2011, the Company had a current restricted cash balance of $22,417 and $0, respectively. The current restricted cash balance as of June 30, 2012 related to cash held in escrow associated with the Company’s July 2, 2012 debt refinancing – See Note 9 – Long Term Debt. Restricted cash balances that are not expected to become unrestricted during the next twelve months are recorded as other non-current assets. As of June 30, 2012 and 2011, the Company had a non-current restricted cash balance of $958 and $554, respectively.

e. Investments

Investments in equity securities for which the Company does not have significant influence over the investee and does not have a readily determinable fair value are recorded using the cost method of accounting. Under this method, the investment is recorded in the balance sheet at historical cost. Subsequently, the Company recognizes as income any dividends received that are distributed from earnings since the date of initial investment. Dividends received that are distributed from earnings prior to the date of acquisition are recorded as a reduction of the cost of the investment. Cost method investments are reviewed for impairment if factors indicate that a decrease in value of the investment has occurred. If an impairment is considered other than temporary, an impairment loss is recognized as the difference between the investment’s cost and its estimated fair value as of the end of the reporting period.

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

Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, service installations, and development of business support systems, including employee-related costs, are capitalized. Depreciation is calculated on a straight-line basis over the asset’s estimated useful life from the date placed into service or acquired. Management periodically evaluates the estimates of the useful life of property and equipment by reviewing historical usage, with consideration given to technological changes, trends in the industry, and other economic factors that could impact the network architecture and asset utilization.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2012, 2011 or 2010.

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

h. Goodwill and Purchased Intangibles

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years, using the straight-line method as this method approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Prior to 2012, goodwill was reviewed for impairment at least annually in April and when a triggering event occurs between impairment test dates.

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment (See – Recently Issued Accounting Standards, below). During Fiscal 2012, the Company adopted the new guidance. Upon the adoption of the new guidance, the Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test, which was conducted in April 2011. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2012, 2011 or 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

i. Derivative Financial Instruments

The Company from time-to-time utilizes interest rate swaps to mitigate its cash exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and did not elect to apply hedge accounting; therefore, the changes in the fair value of the interest rate swaps was recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with obtaining the Company’s term loans, which were fully paid-off in March 2010. These swaps expired in September 2010. See Note 9 – Long-term Debt, for further discussion of the Company’s debt obligations and Note 14 – Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.

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

The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, over the term that the customer is given exclusive access to the assets. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU fees paid over the contract term, however in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term.

k. Operating Costs and Accrued Liabilities

The Company leases certain network facilities, primarily circuits, from other local exchange carriers to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The Company also uses the facilities of other carriers for which it is billed on a usage basis. The caption in our consolidated statements of operations “operating costs, excluding depreciation and amortization” solely includes costs associated with the aforementioned use of other carriers’ networks.

The Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company routinely disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate call detail records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

l. Stock-Based Compensation

The common units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of Zayo Group are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term. The common units may fully vest subsequent to a liquidation event. The stock compensation expense associated with the common unit liability is recognized on a straight-line basis over the requisite service period and is adjusted each reporting period to fair value. Subsequent to the vesting period end date, changes to the fair value of the liability classified awards are recognized as incurred until the awards are settled.

The preferred units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of Zayo Group are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity, which requires the cost to be measured at the grant date based on the fair value of the award. The cost is recognized as expense over the requisite service period. Preferred unit awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term and may fully vest subsequent to a liquidation event.

Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

m. Government Grants

The Company receives grant moneys from the National Telecommunications and Information Administration (“NTIA”) Broadband Technology Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant moneys received for reimbursement of capital expenditures as a reduction of the cost of the asset in arriving at its carrying value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.

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

Estimating the future tax benefit associated with deferred tax assets requires significant judgment. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against taxable income in future years; and b) expenses recognized in the Company’s income statement but disallowed in the Company’s tax return until the associated cash flow occurs.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is expected to be recognized. The valuation allowance is established if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. The Company continues to monitor its financial performance and other evidence each quarter to determine the appropriateness of the Company’s valuation allowance. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The analysis of the Company’s ability to utilize its NOL balance is based on the Company’s forecasted taxable income. The forecasted assumptions approximate the Company’s best estimates, including market growth rates, future pricing, market acceptance of the Company’s products and services, future expected capital investments, and discount rates. If the Company is unable to meet its taxable income forecasts in future periods the Company may change its conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in the Company’s consolidated statement of operations in the period such change occurs.

The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

o. Fair Value of Financial Instruments

ASC 820-10 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

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

The Company’s trade receivables, which are unsecured, are geographically dispersed. During the years ended June 30, 2012, 2011 and 2010, the Company had one customer that accounted for 12% of the total revenue recognized during each period. As of June 30, 2012 and 2011, the Company had one customer with a trade receivable balance of 14% and 12% of total receivables, respectively. No other customers’ trade receivable balance as of June 30, 2012 or 2011 exceeded 10% of the Company’s consolidated net trade receivable balance.

q. Recently Issued Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to ASC’s are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2011, the FASB issued guidance that allows companies to consider qualitative factors when testing goodwill for impairment. Prior to the issuance of the ASU, GAAP required an entity to perform a two-step test in which the first step involves calculating the fair value of goodwill and comparing it to the carrying value. The recently issued guidance allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value exceeds the carrying value prior to performing the two-step evaluation. If it is determined that it is unlikely that the carrying value exceeds the fair value, then the entity is not required to complete the two-step goodwill impairment evaluation. Management adopted this new guidance in fiscal 2012.

Management has reviewed all other new accounting pronouncements with deferred effective dates and believes they will not have a material impact on the Company’s consolidated results of operations, financial condition, or financial disclosures.

(3) ACQUISITIONS

As of June 30, 2012 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 15 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations and financial position of the acquired entities from their respective acquisition dates.

Acquisitions During the Year Ended June 30, 2012

Control Room Technologies, LLC, Allegan Fiber Communications, LLC and Lansing Fiber Communications (collectively “Arialink”)

On May 1, 2012, the Company acquired 100% of the equity interest in Arialink. The purchase price, which was funded with cash on hand and is subject to certain post-closing adjustments, was $17,926, net of cash acquired. The acquisition added 700 new route miles to the Company’s national footprint.

Included in the Arialink acquisition were certain assets and liabilities which supported Arialink’s managed service product offerings. Concurrently with the close of the Arialink acquisition, the Company spun-off the portion of Arialink’s business that supported those managed service product offerings to Holdings. The Company’s preliminary estimate of the fair value of the net assets spun-off to Holdings is approximately $1,752, which has been reflected as a non-cash contribution to parent in the consolidated statement of member’s equity for the year ending June 30, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The Company has recognized the acquired assets and liabilities of Arialink based on its preliminary estimates of acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the fourth quarter of fiscal 2013.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. The assets and liabilities associated with the portion of the Arialink business spun-off to Holdings on the acquisition date are netted within the caption “Net assets distributed to Parent”.

Arialink
Acquisition date	May 1, 2012
Cash	$74
Other current assets	97
Property and equipment	8,873
Intangibles—customer relationships	6,807
Deferred tax assets, net	741
Goodwill	3,605
Other assets	31

Total assets acquired	20,228

Current liabilities	1,295
Deferred revenue	2,685

Total liabilities assumed	3,980

Net assets acquired	16,248
Net assets distributed to parent	1,752
Less cash acquired	(74)

Purchase consideration and net cash paid	$17,926

The goodwill of $3,605 arising from the Arialink acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification. The Company has allocated the full amount of the goodwill acquired in the Arialink acquisition to the Zayo Bandwidth (“ZB”) reporting unit, as ZB is the reporting unit expected to benefit from the acquired goodwill. The goodwill associated with the Arialink acquisition is not deductible for tax purposes.

In connection with the Arialink acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the Arialink customer base. The Company valued the Arialink customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $6,807. Management estimates the useful life of the acquired customer relationships to be 20 years.

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,400 and acquired $709 in cash balances. In March 2012, the Company received $400 in cash from an escrow account as a final working capital adjustment. As a result, the net consideration paid for the transaction was $317,891. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan (“Term Loan”) which was entered into on December 1, 2011 (See Note 9 – Long-Term Debt) and cash on hand.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The acquired 360networks business operated approximately 19,879 route miles of intercity and metro fiber network across 22 states and British Columbia. 360networks’ intercity network interconnected over 70 markets across the central and western United States, including 23 of Zayo Group’s existing fiber markets and a number of new markets such as Albuquerque, New Mexico; Bismarck, North Dakota; Des Moines, Iowa; San Francisco, California; San Diego, California and Tucson, Arizona. In addition to its intercity network, 360networks operated over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California and Salt Lake City, Utah.

Included in the $345,000 contractual purchase price was VoIP360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks’ Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, Zayo spun-off its voice operations to Holdings in order to maintain focus on its Bandwidth Infrastructure business (See Note 4 – Spin-off of Reporting units). To further this objective, concurrently with the close of the 360networks acquisition, the Company spun-off 360networks’ VoIP operations to Holdings. On the spin-off date, the Company estimated the fair value of the VoIP assets and liabilities which were distributed to Holdings to be $11,700. As the Company is in the process of finalizing the purchase accounting for the 360networks acquisition, the value ascribed to the VoIP business is subject to change.

The Company has recognized the assets and liabilities of 360networks based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the second quarter of fiscal 2013.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. The assets and liabilities associated with the spun-off VoIP business are netted within the caption “Net assets of VoIP360, Inc.”

360networks
Acquisition date	December 1, 2011
Current assets	$11,431
Property and equipment	167,116
Deferred tax assets, net	143,767
Intangibles	23,959
Goodwill	42,244
Other assets	214

Total assets acquired	388,731

Current liabilities	32,904
Deferred revenue	45,455
Other liabilities	3,472

Total liabilities assumed	81,831

Net assets acquired	306,900
Net assets of VoIP360 Inc.	11,700
Less cash acquired	(709)

Purchase consideration and net cash paid	$317,891

The goodwill of $42,244 arising from the 360networks acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification and leverage benefits that are expected from the combined networks. The goodwill associated with the 360networks acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Goodwill of $16,261 and $25,983 was allocated to the ZB and Zayo Fiber Solutions (“ZFS”) reporting units, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

In connection with the 360networks acquisition, the Company acquired significant intangible assets, including customer relationships, certifications and trade names. The customer relationships represent a valuable intangible asset, as the Company anticipates continued business from the 360networks customer base. The Company valued the 360networks customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $19,923. Management estimates the useful life of the acquired customer relationships to be 20 years. The Company also acquired numerous certifications that allow the Company to operate in the areas in which the legacy 360networks company operated. The Company valued the certifications utilizing a replacement cost valuation approach, which resulted in an estimated fair value of $3,488. The certifications have an indefinite useful life as renewal at the end of the respective contract terms is perfunctory and are not subject to amortization but will be reviewed for impairment on an annual basis. The Company also acquired various trade names in the acquisition, which were valued utilizing the relief from royalty method. The Company intends to continue using the acquired trade names on a limited basis for a period of one year and has estimated the fair value at $548. Management does not believe the acquired trade names have significant value after this one-year period, and as such, the trade name asset is being amortized over a period of 12 months.

The previous owners of 360networks had entered into various agreements, including IRU agreements with other telecommunication service providers to lease fiber and other bandwidth infrastructure in exchange for upfront cash payments. The Company accounted for acquired deferred revenue at its acquisition date fair value, which was determined utilizing both the income and market approaches. The income approach was based upon management’s assessment of the cost of the network encumbered by the IRU contracts in place, as well as the future costs to be incurred in connection with the Company’s continuing legal obligation associated with the acquired IRU contracts plus a reasonable profit margin. The market approach incorporated the actual up-front payments received by 360networks under contracts entered in to within close proximity to the acquisition date, as those were recent market transactions between unrelated parties. A fair value of $45,455 was assigned to the acquired deferred revenue balance of 360networks. The acquired deferred revenue is being recognized over a weighted average contract term of 12.5 years.

Based on the Company’s preliminary fair value assessment related to deferred tax assets acquired in the 360networks acquisition, a value of $143,767 was assigned to the acquired deferred tax assets. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

December 1, 2011
Deferred income tax assets:
Net operating loss carry forwards	$88,279
Property and equipment	41,071
Deferred revenue	16,456
Accrued expenses	2,301
Allowance for doubtful accounts	16

Total deferred income tax assets	148,122

Deferred income tax liabilities:
Intangible assets	(4,355)

Total deferred income tax liabilities	(4,355)

Net deferred income tax (liability)/assets	$143,767

The Company acquired a total of $397,697 of net operating loss carry forwards (“NOLs”) from the 360networks acquisition. The acquisition was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, the acquired NOLs are subject to an annual limitation on the Company’s ability to utilize the acquired NOLs to reduce its income tax liabilities. As it relates to the NOLs acquired from 360networks, the Company has preliminarily estimated that the annual utilization is limited to $11,765. The Company is pending the receipt of additional documentation which will be utilized in the Company’s overall assessment of the fair value of the net deferred tax assets acquired which includes an analysis of uncertain tax positions and limitations on the Company’s ability to utilize acquired NOLs as a result of pre-acquisition ownership changes.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The acquired MarquisNet business operates a single 28,000 square foot data center that provides colocation services in Las Vegas, Nevada. With this acquisition, the Company’s zColo reporting unit operates twelve interconnect-focused colocation facilities.

The Company has recognized the assets and liabilities of MarquisNet based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the second quarter of fiscal 2013. The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on the Company’s preliminary estimates of the fair values on the acquisition date.

Acquisition date	MarquisNet December 31, 2011
Current assets	$64
Property and equipment	1,295
Intangibles—customer relationships	7,874
Goodwill	6,610

Total assets acquired	15,843

Current liabilities	254
Other liabilities	133

Total liabilities assumed	387

Purchase consideration and net cash paid	$15,456

The goodwill of $6,610 arising from the MarquisNet acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification. All of the assets acquired and liabilities assumed support the Company’s colocation product offerings and as such have been allocated to the zColo reporting unit. The goodwill associated with the MarquisNet acquisition is deductible for tax purposes and the Company expects to be able to utilize these deductions in the future.

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

Acquisition Costs

The Company incurred acquisition-related costs of $6,630 which have been charged to selling, general and administrative expenses during the year ended June 30, 2012.

Acquisitions during the Year Ended June 30, 2011

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141. The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in USCarrier Telecom Holdings, LLC (“USCarrier”). There was no contingent consideration associated with the purchase. The acquisition was financed with cash on hand and proceeds from the Company’s $100,000 note issuance – See Note 9, Long-Term Debt.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

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

Acquisition date	AFS October 1, 2010
Current assets	$3,808
Property and equipment	56,481
Intangibles—customer relationships	57,082
Goodwill	15,746
Investment in USCarrier	15,075
Other assets	335

Total assets acquired	148,527

Current liabilities	3,396
Deferred revenue	23,905
Deferred tax liability, net	3,958
Other liabilities	3,127

Total liabilities assumed	34,386

Net assets acquired	114,141
Seller Note payable to former AFS Holdings owners	(4,141)

Net cash paid	$110,000

The goodwill of $15,746 arising from the AFS merger consists of the synergies and economies-of-scale expected from the AFS merger. The goodwill associated with the AFS merger is not deductible for tax purposes. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting units. Goodwill of $8,076 and $7,670 was allocated to the Zayo Bandwidth and Zayo Fiber Solutions reporting units, respectively.

In connection with the AFS merger, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AFS customer base. The Company valued the AFS customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $57,082.

In connection with the AFS merger, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $23,905 was assigned to the acquired deferred revenue of AFS. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

AGL Networks, LLC (“AGL Networks”)

On July 1, 2010, the Company acquired all of the equity interest in AGL Networks. AGL Networks is a communication service provider focused on providing dark fiber services to its customers who are primarily located in the Atlanta, Georgia; Phoenix, Arizona; and Charlotte, North Carolina markets. AGL Networks operated a network of approximately 786 route miles and over 190,000 fiber miles. The purchase price of this acquisition, after post-close adjustments, was $73,666. The acquisition was financed with cash on hand. There was no contingent consideration associated with the purchase.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values.

Acquisition date	AGL Networks July 1, 2010
Current assets	$3,714
Property and equipment	93,136
Intangibles—customer relationships	3,433
Goodwill	220
Other assets	680

Total assets acquired	101,183

Current liabilities	1,006
Deferred revenue	26,511

Total liabilities assumed	27,517

Net assets acquired	73,666

Purchase consideration/Net cash paid	$73,666

The goodwill of $220 arising from the AGL Networks acquisition consists of the synergies and economies-of-scale expected from combining the operations of AGL Networks and the Company. The goodwill associated with the AGL Networks acquisition is deductible for tax purposes. The full amount of the goodwill recognized in the AGL Networks acquisition has been assigned to the Zayo Fiber Solutions reporting unit.

In connection with the AGL Networks acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset as the Company anticipates continued business from the AGL Networks customer base. The Company valued the AGL Networks’ customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair market value of $3,433.

In connection with the AGL Networks acquisition, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $26,511 was assigned to the acquired deferred revenue of AGL Networks. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

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

Acquisition date	FiberNet September 9, 2009
Current assets	$16,824
Property and equipment	50,734
Goodwill	1,160
Intangibles	43,900
Deferred tax assets, net	9,418
Other assets	838

Total assets acquired	122,874

Current liabilities	11,534
Deferred revenue	7,257

Total liabilities assumed	18,791

Purchase consideration/Net assets acquired	104,083
Less cash acquired	(7,512)

Net cash paid	$96,571

The goodwill of $1,160 arising from the FiberNet acquisition consists of the synergies and economies-of-scale expected from the FiberNet acquisition. The goodwill associated with the FiberNet acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting units. Goodwill of $348 and $812 was allocated to the Zayo Bandwidth and zColo reporting units, respectively.

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

In connection with the FiberNet acquisition, the previous owners had entered into various agreements, including indefeasible rights-of-use agreements with other telecommunication service providers to lease them fiber and other bandwidth infrastructure. The Company recorded the acquired deferred revenue balance at the acquisition date at fair market value, which was determined based upon management’s assessment of the future costs to be incurred in connection with the Company’s continued legal obligation associated with the acquired deferred revenue plus a reasonable profit margin. A fair value of $7,257 was assigned to the acquired deferred revenue of FiberNet. The acquired deferred revenue is expected to be recognized over the next five to twenty years.

Acquisition Costs

The Company incurred acquisition-related costs of $1,299 which have been charged to selling, general and administrative expenses during the year ended June 30, 2010.

Pending and Recently Closed Acquisitions

AboveNet Inc. (“AboveNet”)

On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,214,257, net of cash acquired, which was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of shares outstanding on July 2, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and Financial Times and Stock Exchange (“FTSE”) 500 companies in the United States and Europe. AboveNet’s commercial strategy was consistent with the Company’s, which is to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers having high bandwidth demands. It provided lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operated a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set was highly aligned with our own, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet also had grown a very strong base of business with enterprise clients, particularly within the financial services segment.

As of the acquisition date, AboveNet’s fiber networks spanned approximately 20,590 route miles and over 2,500,000 fiber miles and connected to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations. AboveNet’s metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allowed AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks serve 17 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Chicago, Los Angeles, New York City, Philadelphia, San Francisco, Seattle, and Washington, D.C. It also serves four metropolitan markets in Europe: London, Amsterdam, Frankfurt, and Paris. These locations include many private data centers and hub locations that are important for AboveNet’s customers. AboveNet leases under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan and owns capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets and liabilities assumed in the AboveNet Acquisition. The Company is in the preliminary stages of preparing its valuation analysis and calculations, and as such, the final estimates of the fair value of the acquired assets and liabilities assumed may significantly change from the amounts depicted below.

AboveNet
Acquisition date	July 2, 2012
Cash	$142,488
Other current assets	56,421
Property and equipment	707,410
Deferred tax assets, net	90,900
Intangibles	420,148
Goodwill	1,126,778
Other assets	14,600

Total assets acquired	2,558,745

Current liabilities	84,700
Deferred revenue	104,000
Other liabilities	13,300

Total liabilities assumed	202,000

Net assets acquired	2,356,745

Less cash acquired	(142,488)

Purchase consideration and net cash paid	$2,214,257

The goodwill arising from the AboveNet acquisition results from the synergies and economies-of-scale expected from the acquisition. The goodwill associated with the AboveNet acquisition is not deductible for tax purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

FiberGate Holdings, Inc. (“FiberGate”)

On June 4, 2012, the Company entered into an agreement to acquire 100% of the equity interest in FiberGate, a privately held corporation, incorporated in the Commonwealth of Virginia. On August 31, 2012, the closing of the transaction contemplated by the agreement occurred, pursuant to which the Company acquired 100% of the outstanding equity interest in FiberGate for a purchase price of $117,000, subject to certain post-closing adjustment. The acquisition was funded with cash on hand.

Headquartered in Alexandria, Virginia, FiberGate is a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate Acquisition will add 779 and dense route miles to our metro fiber network in and around the U.S. capital region. FiberGate also has 315 on-net buildings, including Federal government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services to the Federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and telecommunications customers.

USCarrier

As discussed above, in connection with the Company’s October 1, 2010 merger with American Fiber Systems Holdings Corporation, the Company acquired an ownership interest in USCarrier consisting of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units in USCarrier (See Note 5 – Investments).

On August 15, 2012, the Company entered into a Unit Purchase Agreement with the owners of USCarrier to purchase all remaining ownership units of USCarrier such that upon consummation of the acquisition, the Company will own 100% of the equity interest in USCarrier.

The purchase price, which is expected to be funded with cash on hand, is $13,504, subject to certain adjustments at closing and post-closing. The transaction, which is subject to customary approvals, is expected to close during the quarter ending December 31, 2012.

The acquired USCarrier business operates a 3,700 mile regional fiber network that connects major markets such as Atlanta, Georgia; Jacksonville, Florida; Tallahassee, Florida; Nashville; Tennessee; and Chattanooga; Tennessee along with 40 smaller cities throughout the Southeast region of the United States. USCarrier provides transport services such as Ethernet and Wavelength primarily to other telecommunications providers.

Pro forma Financial Information (Unaudited)

The unaudited pro forma results presented below include the effects of the Company’s fiscal 2011 acquisitions of AGL Networks and AFS, the Company’s fiscal 2012 acquisitions of 360networks, MarquisNet and Arialink, the AboveNet acquisition that closed on July 2, 2012 and the FiberGate acquisition that closed on August 31, 2012, as if each acquisition occurred on July 1, 2010. The pro forma loss for the years ended June 30, 2012 and 2011 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results for the year ended June 30, 2011 include a non-recurring adjustment to eliminate the compensation paid to executives and employees that was directly attributable to the AFS merger. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2010.

	Year ended June 30,
	2012	2011
Revenue	$928,205	$828,873
Loss from continuing operations	$(65,805)	$(71,495)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(4) SPIN-OFF OF REPORTING UNITS

During the year ended June 30, 2010, management determined that the services provided by one of the Company’s reporting units – OVS did not fit within the Company’s current business model of providing bandwidth infrastructure, colocation and interconnection services, and the Company therefore spun-off OVS to Holdings, the parent of the Company.

Effective January 1, 2011, the Company finalized a restructuring of its reporting units which resulted in the segments more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. See Note 17 – Segment Reporting, for discussion of the restructuring. Prior to the restructuring, the ZEN unit held a mix of bandwidth infrastructure, colocation, interconnection, and managed service offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only managed service offerings. As the product offerings provided by the restructured ZEN unit fall outside of the Company’s business model, the segment was spun-off to Holdings on April 1, 2011.

Consistent with the discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the OVS and ZEN operations effective March 12, 2010 and April 1, 2011, respectively. Therefore, for the years ended June 30, 2011, 2010 and 2009, the results of the operations of OVS and ZEN, prior to their spin-off dates, have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on the accompanying consolidated statements of operations. The Company has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.

In conjunction with the acquisitions of 360networks and Arialink during the year ending June 30, 2012, the Company spun-off certain of the operations acquired as described in Note 3 – Acquisitions to Holdings. Holdings subsequently contributed the spun-off net assets to OVS and ZEN. Since the net assets and related operations were spun-off concurrent with the closing of the acquisitions, there were no historical results reported by the Company requiring discontinued operations presentation.

Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Year ended June 30,
	2011			2010
	OVS	ZEN	Total	OVS	ZEN	Total
Revenue	$—	$16,722	$16,722	$28,489	$24,715	$53,204

Earnings before income taxes	—	$1,537	$1,537	$6,037	$3,500	$9,537
Income tax expense	—	638	638	2,642	1,470	4,112

Earnings from discontinued operations, net of income taxes	$—	$899	$899	$3,395	$2,030	$5,425

The Company continues to have ongoing contractual relationships with ZEN and OVS, which are based on agreements that were entered into at estimated market rates. The Company has contractual relationships to provide ZEN and OVS with certain data and colocation services, and ZEN and OVS have contractual relationships to provide the Company with certain voice and enterprise services. Prior to March 12, 2010 and April 1, 2011, transactions with OVS and ZEN, respectively, were eliminated upon consolidation. Since their respective spin-off dates, transactions with ZEN and OVS have been included in the Company’s results of operations. See Note 16 – Related-Party Transactions, for a discussion of transactions with ZEN and OVS subsequent to their spin-off dates.

(5) INVESTMENT

In connection with the AFS merger, the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. As discussed in Note 3 – Acquisitions – Pending Acquisitions, on August 15, 2012, the Company entered into an agreement with the other equity holders of USCarrier to acquire the remaining equity interest in USCarrier such that upon closing of the acquisition contemplated by the agreement, the Company would own 100% of the outstanding equity interest in USCarrier.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Although the Company had a significant ownership position in USCarrier at June 30, 2012, as a result of certain disputes with the board of managers of USCarrier, the Company was unable to exercise control or significant influence over USCarrier’s operating and financial policies and was denied access to the financial records of USCarrier, and as such, the Company accounted for this investment utilizing the cost method of accounting.

At the time of the AFS merger, management estimated the fair value of its interest in USCarrier to be $15,075. In valuing the Company’s interest in USCarrier, management used both an income- and market- based approach to estimate the acquisition date fair value. Since the acquisition of AFS, the Company has not received any dividend payments from USCarrier nor has the Company invested any additional capital in USCarrier.

Based upon the agreed upon purchase price of the remaining outstanding equity interests, the fair value of the Company’s ownership interest in USCarrier as of June 30, 2012 was determined to be $12,827, and as such, the Company recognized an impairment of $2,248 during the quarter ended June 30, 2012.

(6) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated
	useful lives	As of June 30,
	(in years)	2012	2011
Land	N/A	$490	$228
Building leasehold and site improvements	8 to15	26,368	11,692
Furniture, fixtures and office equipment	3 to7	1,377	1,295
Computer hardware	2 to 5	3,512	3,461
Software	2 to 3	3,334	4,243
Machinery and equipment	3 to 7	12,222	6,469
Fiber optic equipment	4 to 8	452,914	326,163
Circuit switch equipment	10	9,594	7,378
Packet switch equipment	3 to 5	24,219	20,727
Fiber optic network	8 to 20	298,559	192,926
Construction in progress	N/A	91,239	45,872

Total		923,828	620,454
Less accumulated depreciation		(169,090)	(101,941)

Property and equipment, net		$754,738	$518,513

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2012, 2011 and 2010 was $70,357, $47,905 and $27,703, respectively.

Included within the Company’s property and equipment balance are assets under capital leases with a cost of $12,761 and $12,215 which is net of accumulated depreciation of $4,988 and $3,611 as of June 30, 2012 and 2011, respectively. The Company recognized depreciation expense associated with assets under capital leases of $1,377, $1,272 and $1,293 for the years ended June 30, 2012, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

During the years ended June 30, 2012 and 2011, the Company received a total of $22,826 and $3,544, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $11,919 in grant money related to grant agreements entered into under the Program as of June 30, 2012 which will offset capital expenditures in future periods. See Note 15 – Commitments and Contingencies—Other Commitments.

During the years ended June 30, 2012 and 2011, the Company capitalized interest in the amounts of $5,472 and $3,691, respectively. No interest was capitalized during the year ended June 30, 2010. The Company capitalized $9,373, $6,230 and $3,278 of labor to property and equipment accounts during the years ended June 30, 2012, 2011 and 2010, respectively.

(7) GOODWILL

The Company’s reporting units are comprised of its reportable segments, Zayo Bandwidth (“ZB”), Zayo Fiber Solutions (“ZFS”), and zColo. The changes in the carrying amount of goodwill during the years ended June 30, 2012 and 2011 are as follows:

	Zayo Bandwidth	Zayo Fiber Solution	zColo	Total
As of July 1, 2010	$68,178	$—	$836	$69,014
Additions	8,076	7,890	—	15,966
Transfers	(4,192)	4,192	—	—

As of June 30, 2011	72,062	12,082	836	84,980
Additions	19,866	25,983	6,610	52,459

As of June 30, 2012	$91,928	$38,065	$7,446	$137,439

Additions to goodwill during the year ended June 30, 2012 relate to the acquisitions of 360networks, MarquisNet and Arialink (See Note 3 – Acquisitions).

As discussed in Note 17 – Segment Reporting, the Company established a new reporting unit, ZFS, in connection with the AGL Networks acquisition. As a result of the creation of this reporting unit, certain assets and liabilities that align with the business goals of the new segment were transferred from the Company’s existing segments to the ZFS segment. The assets and liabilities that were transferred to ZFS represent the Company’s assets and liabilities that support the Company’s dark fiber infrastructure and customer base. All of the assets and liabilities associated with the Company’s acquisition of Columbia Fiber Solutions (“CFS”) in September of 2008 align with the business objective of the ZFS segment and as such were transferred to this segment on July 1, 2010, including the goodwill of $4,170, which was recognized as a result of the CFS acquisition.

Effective January 1, 2011, the Company restructured its reporting units to more closely align with its product offerings – See Note 17 – Segment Reporting. The restructuring resulted in the ZEN unit transferring its bandwidth infrastructure products to the ZB unit, its dark fiber assets to the ZFS unit, and its colocation products the zColo unit. Prior to the restructuring, the ZEN unit had a goodwill balance of $2,203. This goodwill balance was allocated to the ZB, ZFS and zColo units based on the relative fair values of the net assets transferred to these segments and the portion of the net assets that were retained in the ZEN unit. The restructuring resulted in $1,261 of ZEN’s historical goodwill balance being allocated to the ZB reporting unit, $22 to the ZFS unit, and $24 to the zColo unit. The remaining $896 of the historical ZEN goodwill balance remains with the spun-off ZEN unit. The allocation of ZEN’s historical goodwill balance is reflected in the July 1, 2010 goodwill balance with the exception of the $22 allocated to ZFS which was transferred from the ZB unit to ZFS upon ZFS’s formation on July 1, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(8) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of June 30, 2012 and 2011 were as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2012
Customer relationships	$167,917	$(42,928)	$124,989
Certifications	3,488	—	3,488
Tradenames	548	(320)	228

Total	$171,953	$(43,248)	$128,705

June 30, 2011
Customer relationships	$133,317	$(28,645)	$104,672
Non-compete agreements	8,835	(8,835)	—
Tradenames	500	(500)	—

Total	$142,652	$(37,980)	$104,672

The weighted average amortization period for the Company’s customer relationships and tradename assets is 12.5 years and one year, respectively. The Company has determined that the certifications have indefinite lives. The amortization of intangible assets for the years ended June 30, 2012, 2011 and 2010 was $14,604, $12,558 and $11,035, respectively.

During the year ended June 30, 2012, the Company wrote off $9,335 in fully amortized intangible assets. Estimated future amortization of finite-lived intangible assets is as follows:

Year ending June 30,
2013	$15,569
2014	13,125
2015	10,745
2016	10,650
2017	10,650
Thereafter	64,478

Total	$125,217

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(9) LONG-TERM DEBT

On December 1, 2011 the Company and its wholly-owned finance subsidiary Zayo Capital, Inc. (“Zayo Capital”) entered into a $315,000 senior secured term loan facility (the “Term Loan”). The net proceeds from the Term Loan were approximately $296,523 after deducting the discount on the Term Loan of $9,450 and debt issuance costs of approximately $9,027. The Term Loan is being accreted to its par value over the term of the loan as additional interest expense using the effective interest rate method. The proceeds of the Term Loan were used to partially fund the acquisition of 360networks (See Note 3 – Acquisitions). The Term Loan has a maturity date of September 15, 2016 and the borrowings thereunder bear interest at varying levels based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 5.5% (subject to a minimum LIBOR rate of 1.5%) or a specified base rate plus a spread of 4.5%. As of June 30, 2012, the applicable interest rate on the Term Loan was 7.0%. The balance on the Term Loan was $305,159, net of the unamortized discount of $8,265, as of June 30, 2012.

In March 2010, the Company co-issued, with Zayo Capital (at an issue price of 98.779%), $250,000 of Senior Secured Notes (the “Notes”). The Notes bear interest at 10.25% annually and are due on March 15, 2017. The net proceeds from this debt issuance were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. The Notes are being accreted to their par value over the term of the Notes as additional interest expense using the effective interest method. The Company used a portion of the proceeds from this issuance of Notes to repay its outstanding term loans in March of 2010.

In September 2010, the Company completed an offering of an additional $100,000 in Notes (at an issue price of 103%). These Notes are part of the same series as the $250,000 Senior Secured Notes and also accrue interest at a rate of 10.25% and mature on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The Company used a portion of the proceeds from this issuance of the Notes to fund the merger with AFS (See Note 3 – Acquisitions).

The balance of the Notes was $350,122 and $350,147 at June 30, 2012 and 2011, net of unamortized premiums and discounts of $122 and $147, respectively.

In October 2010, in connection with the AFS merger, the former owners of AFS provided the Company with a promissory note in the amount of $4,500. The promissory note is a non-interest bearing note and is due in full on October 1, 2012. The Company recorded this note at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. During the year ended June 30, 2012 and 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $174 and $126, respectively. The balance on the promissory note was $4,440 and $4,267 as of June 30, 2012 and 2011, respectively.

In September 2009, the Company entered into a $30,000 term loan to finance the FiberNet acquisition. This loan was paid off in March 2010 with the proceeds from the Notes issued in March 2010 at which time the Company wrote-off the unamortized debt issuance costs of $5,881.

In March 2010, the Company also entered into a revolving line-of-credit (the “Revolver”). Concurrent with offering the $100,000 of Notes in September 2010, the Company amended the terms of its Revolver to increase the borrowing capacity from $75,000 to $100,000 (adjusted for letter of credit usage). The Company capitalized $2,248 in debt issuance costs associated with the new Revolver.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

As of June 30, 2012 and 2011, $30,000 and $0 were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6,166, resulting in $63,834 being available on the Revolver as of June 30, 2012. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 3.5 to 4.5% per annum based upon the Company’s leverage ratio. As of June 30, 2012, the interest rate on the outstanding Revolver balance was 4.2%.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2012:

Year ending June 30,
2013	7,650
2014	33,150
2015	3,150
2016	3,150
2017	650,825

Total	$697,925

As discussed in Note 3 – Acquisitions, in connection with the acquisition of AboveNet, the Company refinanced its Notes, Term Loan and Revolver on July 2, 2012. A portion of the proceeds from the Company’s new indebtedness were used to extinguish all of the Company’s long-term debt obligations existing as of June 30, 2012. See Note 20 – Subsequent Events, for additional details associated with the Company’s new indebtedness.

As of June 30, 2012, the Company’s current portion of long-term debt was $4,440 and represents the carrying value of the AFS promissory note. The contractual principal payments on the Company’s Term Loan of $3,210 which would have been due during fiscal 2013, had the Company not refinanced its debt obligations, is classified as long-term debt on the consolidated balance sheet as the amount will not be settled with current assets as a result of the refinancing activities.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital which does not have independent assets or operations.

Debt issuance costs

Debt issuance costs have been capitalized on the accompanying consolidated balance sheets and are being amortized using the effective interest rate method over the term of the borrowing agreements, unless extinguished earlier, at which time the related unamortized costs are immediately expensed. The unamortized debt issuance costs of $5,881 associated with the term loans and the Revolver maturing in 2013 were expensed in March 2010 upon the settlement of those credit agreements. The balance of debt issuance costs as of June 30, 2012 and 2011 was $19,706 and $11,446, net of accumulated amortization of $6,187 and $2,746, respectively. Interest expense associated with the amortization of debt issuance costs was $3,441, $2,220, and $1,624 during the years ended June 30, 2012, 2011 and 2010, respectively.

Interest rate derivatives

On June 30, 2008, the Company entered into an interest rate swap agreement with a notional value of $60,000 with a maturity date of September 13, 2010. There was no up-front cost for this agreement. The contract stated that the Company shall pay 3.69% fixed for the term of the agreement. The counterparty either paid to the Company or received from the Company the difference between actual LIBOR and the fixed rate.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

On March 23, 2009, the Company entered into another interest rate swap agreement with a notional value of $40,000 with a maturity date of September 13, 2010. There was no up-front cost for this agreement. The contract stated that the Company shall pay 1.42% fixed for the term of the agreement. The counterparty either paid to the Company or received from the Company the difference between actual LIBOR and the fixed rate.

Any changes in fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the year ended June 30, 2010, $744 was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The Company did not have any interest rate swaps in place during the year ended June 30, 2012. The Company made payments on the swaps of $566 and $2,462 during the years ended June 30, 2011 and 2010, respectively.

(10) INCOME TAXES

The Company, a limited liability company, is taxed at its parent level, Holdings. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s provision for income taxes is summarized as follows:

	Year Ended June 30,
	2012	2011	2010
Federal income taxes – current	$(625)	$—	$—
Federal income taxes – deferred	22,206	10,140	3,556

Provision for federal income taxes	21,581	10,140	3,556

State income taxes – current	(945)	1,449	755
State income taxes – deferred	8,921	953	512

Provision for state income taxes	7,976	2,402	1,267

Provision for income taxes	$29,557	$12,542	$4,823

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses/deduction, such as stock-based compensation expenses that is recorded as expense for financial reporting purposes but not deductible for tax purposes.

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes for each of the years in the three-year period ended June 30, 2012 are as follows:

	Year Ended June 30,
	2012	2011	2010
Expected provision at statutory rate	$8,298	$2,566	$(3,126)
Increase due to:
Non-deductible stock-based compensation	8,685	7,824	6,177
State income taxes, net of federal benefit	5,184	1,564	786
Transactions costs not deductible for tax purposes	1,416	294	385
Provision for uncertain tax positions, net	5,808	—	—
Change in effective tax rate	459	—	—
Other, net	(293)	294	601

Provision for income taxes	$29,557	$12,542	$4,823

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended June 30,
	2012	2011
Deferred income tax assets
Net operating loss carry forwards	$169,486	$37,897
Alternate minimum tax credit carryforwards	102	78
Deferred revenue	30,620	13,655
Accrued expenses	5,210	3,030
Other liabilities	3,136	1,775
Allowance for doubtful accounts	624	826
Other	20	2

Total deferred income tax assets	209,198	57,263
Valuation allowance	(6,471)	—

Net deferred tax assets	202,727	57,263

Deferred income tax liabilities
Property and equipment	65,376	33,804
Intangible assets	38,028	34,515
Investment in unconsolidated subsidiary	3,927	4,164

Total deferred income tax liabilities	107,331	72,483

Net deferred income tax asset/(liability)	$95,396	$(15,220)

As of June 30, 2012 and June 30, 2011, the Company had $463,910 and $100,533 of NOL carry forwards, respectively. During the year ending June 30, 2011, the Company generated $103,012 of NOLs that are available to offset future taxable income. The Company acquired $67,821 of NOLs in the FiberNet acquisition, $41,261 of NOLs in the AFS acquisition and $242,153 of NOLs in the 360networks acquisition. Each of these acquisitions, however, was a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOLs are subject to an annual limitation, and thus the Company is limited in its ability to use such NOLs to reduce its income tax liabilities. The current annual NOL usage limitation related to the Company’s acquired NOLs is $18,619. In acquisition accounting, the aforementioned acquired NOLs and associated deferred tax assets were initially recorded net of amounts that would expire unused as a result of the estimated Section 382 annual limitations.

The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2015 and ending in 2031.

Uncertain Tax Positions

The Company has established a reserve for known tax exposures. As of June 30, 2012, the total amount of the reserves for uncertain tax positions was $5,808. The Company’s tax reserves reflect management’s estimate of the maximum amount of tax benefit that is more likely than not of being realized. While the Company believes its reserves are adequate to cover its known uncertain tax positions, there can be no assurance that in all instances, tax positions challanged by a taxing authority will be resolved for an amount that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense includes (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax position, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax position during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and are netted against the Company’s deferred tax asset balance in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	As of June 30,
	2012	2011
Balance as of July 1,	$—	$—
Increases—positions taken in current period	—	—
Increases—positions taken in prior periods (a)	5,808	—
Increases—acquisitions	—	—
Decreases—positions taken in prior periods	—	—
Decreases—settlements with taxing authorities	—	—
Decreases—lapse of applicable statute of limitations	—	—

Balance as of June 30,	$5,808	$—

(a)	Changes to positions taken in prior periods relate to changes in estimates used to determine prior period unrecognized tax benefits. The IRS is currently performing an audit of the stub period tax return of the acquired FiberNet entity. As part of the audit, the IRS has questioned the validity of a deduction taken by FiberNet. Although the Company believes the deduction is more likely than not sustainable based upon its merits, it may require litigation in order to realize the benefit arising from the deduction. Based on current period events, management has changed its measurement of the amount of benefit it believes it will realize from the tax position.

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2008 to 2012; however, to the extent that the Company has an NOL balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves when management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex and as such, it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. As of June 30, 2012 and 2011, there was no accrued interest or penalties related to uncertain tax positions since the Company’s NOL carryforwards are sufficient to absorb any tax deficiencies that may ultimately be due if the Company’s uncertain tax positions are settled with the taxing authorities.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(11) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following:

	Year Ended June 30,
	2012	2011
Accrued compensation and benefits	$5,204	$3,451
Accrued property and equipment purchases	11,128	4,592
Network expense accruals	5,891	1,375
Accrued income taxes	—	834
Other accrued taxes	3,492	3,000
Deferred lease obligations	955	1,822
Accrued professional fees	3,158	457
Other accruals	15,684	6,922

Total	$45,512	$22,453

(12) EQUITY

Zayo Group, LLC was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings, which in turn is wholly owned by CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company, and the contributions are reflected in the Company’s member’s equity. The Company is controlled by the CII Board of Directors, which is in turn controlled by the members of CII in accordance with the rights specified in the CII operating agreement.

During the years ended June 30, 2012, 2011 and 2010, CII contributed $134,796, $36,450 and $39,800, respectively, in cash to the Company through Holdings. CII funded these amounts from equity contributions from its investors.

As discussed in Note 3 — Acquisitions, the net assets supporting 360networks legacy VoIP business and the net assets supporting Arialink’s managed service product offerings were spun-off to Holdings on December 1, 2011 and May 1, 2012, respectively. Management estimates that the fair value of the net assets of 360networks’ legacy VoIP business which were spun-off to Holdings was $11,700, including $46 in cash and the fair value of the net assets supporting Arialink’s managed service product offerings was $1,752 on the respective spin-off dates. The fair value of the net assets, excluding cash, distributed to Holdings is reported as a non-cash reduction to the Company’s member’s investment account on the consolidated statement of member’s equity.

As discussed in Note 13 — Stock Compensation, during the year ended June 30, 2012, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company was $9,080. The distribution was funded by CII, which resulted in a non-cash capital contribution to the Company and is reflected as such in the consolidated statement of member’s equity during the year ended June 30, 2012.

During the year ended June 30, 2012, CII and the Company agreed to settle a related party payable due to CII in the amount of $15,541 via a non-cash equity contribution. This contribution is reflected in the consolidated statement of member’s equity in the caption “Non-cash contributions/distributions to Parent, net.”

ZEN was spun-off from the Company on April 1, 2011 to Holdings, the Company’s parent (see Note 4 – Spin-Off of Reporting units). As a result of the spin-off the Company’s member’s interest account was reduced by the carrying value of ZEN on the spin-off date of $6,368 during the year ended June 30, 2011.

On March 12, 2010, OVS was spun-off from the Company to Holdings (see Note 4 – Spin-Off of Reporting units). As a result of the spin-off the Company’s member’s interest account was reduced by the carrying value of OVS of $42,539 during the year ended June 30, 2010.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Holdings is the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Subsequent to spinning the ZEN operations to Holdings, Holdings contributed the assets and liabilities of the historical ZEN segment to Onvoy. Holdings allows for the sharing of Holdings’ NOL carry forwards between the Company and Onvoy. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entity’s member’s equity. During the years ended June 30, 2012, 2011 and 2010, the Company’s member’s equity balance (decreased)/increased by ($3,402), ($2,598) and $1,200, respectively, as a result of transferring net deferred tax assets or liabilities to Onvoy.

(13) STOCK COMPENSATION

Liability Classified Awards

The Company has been given authorization by CII to issue 525,000,000 of CII’s common units as profits interest awards to employees and directors of the Company.

As of June 30, 2011, CII had five classes of common units with different liquidation preferences—Class A, B, C, D and E units. During the year ended June 30, 2012, CII issued one additional class of common units: Class F. Common units are issued to employees and to independent directors and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. At June 30, 2012, 169,083,792 common units were issued and outstanding to employees and directors of the Company and 355,916,209 common units were available to be issued. At June 30, 2011, 109,812,741 common units were issued and outstanding to employees and directors of the Company and 15,187,259 common units were available to be issued. In August 2012, the Company issued an additional 193,820,722 Class G common units to employees and its independent director. Class G common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $235,000 in proceeds.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability at fair value at each reporting date until the date of settlement.

As of June 30, 2012 and 2011, the estimated fair value of the common units was as follows:

	As of June 30,
Common Unit Class	2012	2011
	(estimated per share value)
Class A	$0.92		$0.81
Class B	$0.81		$0.58
Class C	$0.68		$0.33
Class D	$0.65		$0.31
Class E	$0.55		$0.23
Class F	$0.49	$	n/a

The liability associated with the common units was $54,367 and $45,067 as of June 30, 2012 and 2011, respectively. The stock-based compensation expense associated with the common units was $25,382, $23,490 and $16,973 during the years ended June 30, 2012, 2011 and 2010, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The holders of common units are not entitled to transfer their units or receive dividends or distributions, except at the discretion of the Company’s Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders and is defined in the CII operating agreement. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of 20%, occurs if the return multiple realized by a preferred unit holder reaches 3.5 times each respective preferred holder’s combined capital contributions. As discussed above, the Class A common unit holders receive proceeds from a liquidation event once the preferred shareholders capital contributions and accrued dividends are returned. The Class B common unit holders begin sharing in the proceeds of a liquidation event once the Class A common unit holders have been distributed a total of $15,000 of the liquidation proceeds. The Class C common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $40,000 in proceeds. The Class D common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $45,000 in proceeds. The Class E common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $75,000 in proceeds. Lastly, the Class F common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $95,000 in proceeds.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating cash distribution to common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution will retain all of their common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 15% discount. During the year ended June 30, 2012, $9,080 was distributed to the Company’s common unit holders as a result of the December 2011 non-liquidating distributions. The distribution was paid by CII and is reflected in the Company’s Consolidated Statement of Member’s Equity as a capital contribution (non-cash). Common unit holders electing to receive the early distribution forfeited $1,615 in previously recognized stock-based compensation which had the effect of reducing stock-based compensation expense during the year ended June 30, 2012.

In June 2012, CII and the preferred unit holders of CII authorized an additional non-liquidating cash distribution in the amount of $7,000 to the Company’s Chief Executive Officer. The officer will retain all of his common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the $7,000 non-liquidating distribution.

The following table represents the activity as it relates to common unit issuances and forfeitures during the years ended June 30, 2012, 2011 and 2010.

	Class A	Class B	Class C	Class D	Class E	Class F	Totals
Balance at July 1, 2009	47,863,058	—	—	—	—	—	47,863,058
Common units issued	—	18,964,500	3,292,718	—	—	—	22,257,218
Common units forfeited	(424,271)	(710,000)	—	—	—	—	(1,134,271)

Balance at June 30, 2010	47,438,787	18,254,500	3,292,718	—	—	—	68,986,005
Common units issued	—	500,000	—	32,536,673	10,445,905	—	43,482,578
Common units forfeited	(341,659)	(1,506,980)	(505,000)	(147,203)	(155,000)	—	(2,655,842)

Balance at June 30, 2011	47,097,128	17,247,520	2,787,718	32,389,470	10,290,905	—	109,812,741
Common units issued	—	—	—	—	—	63,450,000	63,450,000
Common units forfeited	—	(318,749)	(610,936)	(1,740,931)	(808,333)	(700,000)	(4,178,949)

Balance at June 30, 2012	47,097,128	16,928,771	2,176,782	30,648,539	9,482,572	62,750,000	169,083,792

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The following table represents the activity as it relates to common units vested on a straight line basis since the company’s inception:

						As of June 30, 2012
	Year ended June 30,						Un-vested and
Common Units Vested	2008	2009	2010	2011	2012	Total Vested	Outstanding
Class A	14,602,642	12,968,534	12,573,357	6,523,678	278,499	46,946,710	150,417
Class B	—	—	5,523,680	4,868,342	4,174,457	14,566,479	2,362,292
Class C	—	—	239,583	750,267	517,236	1,507,086	669,696
Class D	—	—	—	5,200,091	9,848,175	15,048,266	15,600,274
Class E	—	—	—	263,405	3,465,003	3,728,408	5,754,164
Class F	—	—	—	—	8,701,389	8,701,389	54,048,611

Total Vested	14,602,642	12,968,534	18,336,620	17,605,783	26,984,759	90,498,338	78,585,454

As of June 30, 2012 and 2011, respectively, the Company had 78,585,454 and 51,762,658 common units that were unvested and outstanding. As of June 30, 2012, the fair value of unvested common units issued to employees and independent directors was $42,296. The unvested shares at June 30, 2012 will become fully vested over the next three years.

The Company utilizes a probability-weighted estimated return method to value the common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The estimated fair value of the common units is based on a probability-weighted present value of expected future proceeds to CII’s shareholders, considering certain potential liquidity scenarios available to CII’s investors as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that were considered by management were remaining a private company with the same ownership, a sale or merger, an initial public offering (“IPO”), and a partial recapitalization. The income approach utilized under the remaining private scenario was based on managements’ projected future cash flows and was discounted at a market participant weighted-average cost of capital. The market-based approach, utilized under the IPO, sale and recapitalization scenarios, estimates the fair value of CII’s equity based on observable multiples of revenue and EBITDA paid by investors and acquirers of interests of comparable companies in the public and private markets. These observable revenue and EBITDA multiples are applied to projected twelve-month revenue and EBITDA amounts at the dates of the potential exit events and discounted back using CII’s estimated cost of equity. The projections utilized in the common unit valuation included the Company’s forecasted results of the acquired AboveNet entity. The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units.

Equity Classified Awards

CII has issued preferred units to certain Zayo Group, LLC executives as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. As such, the Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards.

During fiscal year 2008, CII issued 6,400,000 Class A preferred units in CII to the two founders of the Company, one of whom is the Company’s current CEO. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units issued for the years ended June 30, 2011 and 2010 was $240 and $1,150, respectively. These Class A Preferred Units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.

CII issued 465,000 Class A preferred units to three of the Company’s executives in fiscal 2009. The Class A preferred units issued to two of the executives vested during the year ended June 30, 2009 and the remaining units issued to the third executive became fully vested in February 2010. Management estimated the fair value of the equity awards on the grant date to be $465. Stock-based compensation expense recognized for these grants during the year ended June 30, 2010 was $45.

In June 2010, CII issued 136,985 Class B preferred units to two of the Company’s Board members. The Class B preferred units issued vest over a period of three years. Management estimated the fair value of the equity awards on the grant date to be $312. In March 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 Class B preferred units issued to the Board member. The grant date fair market value of the 73,059 Class B preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for this grant during the years ended June 30, 2012, 2011 and 2010 was $69, $42 and $3, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

In December 2010, CII issued 390,000 Class B preferred units to the Company’s CEO. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years which began October 31, 2010. In January 2011, CII issued an additional 580,000 Class B preferred units to the CEO. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company’s CEO are in lieu of any significant cash compensation for the founder during the three year vesting period that started on October 31, 2010. Stock-based compensation expense recognized for these Class B preferred units during the years ended June 30, 2012 and 2011 was $802 and $535, respectively.

As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations.

(14) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation. The carrying values of cash and cash equivalents, restricted cash, trade receivable, and accounts payable approximated their fair values at June 30, 2012 and 2011 due to the short maturity of these instruments.

The carrying value of the Company’s Notes reflects the original amounts borrowed, net of unamortized discounts or premiums and was $350,122 and $350,147 as of June 30, 2012 and 2011, respectively. As discussed in Note 9 – Long Term Debt, the Company tendered for 99% of its Notes on July 2, 2012 for $392,600, which included an early redemption payment. Based on market interest rates for debt of similar terms and average maturities the fair value of the Notes as of June 30, 2011 was estimated to be $385,875.

The carrying value of the Company’s Term Loan reflects the original amounts borrowed, net of the unamortized discount and was $305,159 as of June 30, 2012. Based on current market interest rates for debt of similar terms and average maturities, the carrying value of the Term Loan as of June 30, 2012 approximates fair value as the interest rate for the Term Loan is variable based upon LIBOR plus a spread of 5.5% at June 30, 2012, and management does not believe that the Company’s credit quality has changed significantly since the date at which the Term Loan was entered into.

The carrying value of the Company’s Revolver reflects the balance outstanding as of June 30, 2012 and was $30,000 as of June 30, 2012. Based on current market interest rates for debt of similar terms, the carrying value of the Revolver as of June 30, 2012 approximates fair value as the interest rate for the Revolver is variable based upon either a base rate or a Eurodollar rate plus an applicable margin and management does not believe that the Company’s credit quality has changed significantly since the date at which the Revolver was entered in to.

The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being amortized to interest expense through October, 2012. The fair value of this promissory note is not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the June 30, 2012 book value of the AFS promissory note approximates fair value.

The Company’s fair value estimates associated with its debt obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The Company records its stock-based compensation liability at its estimated fair value, as discussed above.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2012	June 30, 2011
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	54,367	45,067

Total liabilities recorded at fair value in the consolidated financial statements		$54,367	$45,067

(15) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year ending June 30,
2013	$1,989
2014	1,935
2015	1,905
2016	1,740
2017	1,503
Thereafter	6,451

Total minimum lease payments	15,523
Less amounts representing interest	(3,905)
Less current portion	(1,148)

Capital lease obligations, non-current	$10,470

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $45,885, $38,375 and $29,634 for the years ended June 30, 2012, 2011 and 2010, respectively.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. When the straight-line expense recorded exceeds the cash outflows during the respective period, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the respective leases.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year ending June 30,
2013	$27,896
2014	25,799
2015	23,849
2016	20,112
2017	17,974
Thereafter	78,216

$193,846

Purchase commitments

At June 30, 2012, the Company was contractually committed for $54,143 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding letters of credit

As of June 30, 2012, the Company had $6,166 in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.

Other commitments

In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain preconstruction costs associated with this project in April 2010 and began receiving grant funds in May 2010. As of June 30, 2012, the Company has been reimbursed for $96 of expenses and $15,301 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project as of June 30, 2012. The Company anticipates this project will be completed within the next two years.

In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of June 30, 2012, the Company has been reimbursed for $121 of expenses and $7,541 of capital expenditures related to the Anoka Stimulus Project. The Company anticipates this project will be completed within the next two years.

In September 2011, the Company signed a sub-recipient agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. The award of approximately $30,032 to Com Net will expand broadband services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of Zayo Group, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to Zayo Group’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30% match on the assets to which the Company will take ownership. The Company anticipates the project will be completed by July 2013. As of June 30, 2012, the Company has incurred $38 in capital expenditures associated with this project.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and un-asserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and un-asserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(16) RELATED-PARTY TRANSACTIONS

As of June 30, 2011, the Company had a due to related-party balance with CII of $4,590. The liability with CII relates to an interest payment made by CII on the Company’s Notes. During the year ended June 30, 2012, CII made an additional interest payment of $10,951 on behalf of the Company. During the quarter ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15,541 through an increase in CII’s equity in the Company. The Company has not included these non-cash payments of interest in its consolidated cash flow statements.

As of June 30, 2012 and 2011, the Company had a payable balance due to Onvoy in the amount of $103 and a receivable due from Onvoy of $187, respectively, related to services the Company provided to OVS and/or ZEN. See Note 4 – Spin-Off of Reporting units, for a discussion of the types of services ZEN, OVS and the Company continue to provide each other subsequent to their spin-off dates.

Subsequent to the April 1, 2011 spin-off of ZEN and the March 12, 2010 spin-off of OVS, the revenue and expenses associated with transactions with ZEN and OVS have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related-parties subsequent to their spin-off dates:

	Year ended June 30,
	2012	2011	2010
Revenue	$6,517	$4,983	$1,436
Operating costs	498	404	—
Selling, general and administrative expenses	631	260	564

Net	$5,388	$4,319	$872

On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director of Zayo Group, LLC, purchased $500 of the Company’s Notes in connection with the Company’s $100,000 Notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest. On July 2, 2012, the Company repurchased Mr. Caruso’s Notes for $541.

On July 2, 2012, Matthew Erickson, the President of ZFS, purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(17) SEGMENT REPORTING

A reporting segment is a component of an entity that has all of the following characteristics:

•	It engages in business activities from which it may earn revenues and incur expenses.

•	Its operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

•	Its discrete financial information is available.

The Company’s chief operating decision maker is its Chief Executive Officer.

The Company’s segments (also referred to herein as business units) have historically been identified by both the products they offer and the customers they serve. Effective January 1, 2011, management approved a restructuring of the ZEN unit, which resulted in all of the Company’s reporting units more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. The restructuring of the ZEN unit resulted in the ZEN unit transferring its bandwidth infrastructure products to the ZB unit and its colocation products to the zColo unit. The restructured ZEN unit, which contained only the Company’s legacy managed services and CLEC product offerings, was spun-off to Holdings on April 1, 2011.

Subsequent to the restructuring, the ZB unit offers primarily lit bandwidth infrastructure services and the zColo unit provides colocation and inter-connection transport services. The Company has restated the comparative historical segment financial information below to account for the restructuring of the reporting units.

In connection with the AGL Networks acquisition (See Note 3 – Acquisitions), Zayo established the ZFS unit. ZFS is dedicated to marketing and supporting dark fiber related services. Prior to the formation of the ZFS unit, the Company’s dark fiber assets and the related revenues and expenses associated with dark fiber customers were allocated between ZB and ZEN based upon the nature and size of the customers receiving the dark fiber services. Upon the formation of the ZFS reporting unit, effective July 1, 2011, dark fiber assets of the Company and the related revenues and expense associated with dark fiber customers were allocated to the ZFS reporting unit.

Prior to the formation of the zColo and the ZFS units, the Company generated income from colocation and dark fiber products. The historical operating results from these product offerings were primarily reflected in the results of the ZB reporting unit. The Company has not restated the historical ZB unit information to carve-out the operating results related to colocation product offerings prior to the September 30, 2009 formation of the zColo unit or dark fiber services prior to the July 1, 2010 formation of the ZFS unit as management has determined it is impractical to do so.

Revenues for all of the Company’s products are included in one of these three reporting units. The results of operations for each reporting unit include an allocation of certain corporate overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each reporting unit are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and debt issuance costs.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The following tables summarize significant financial information of each of the segments:

	As of and for the year ended June 30, 2012
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$272,148	$43,251	$70,854	$ — $	386,253
Intersegment revenue	(12)	(4,198)	—	—	(4,210)

Revenue from external customers	272,136	39,053	70,854	—	382,043

Gross profit (revenue less operating costs excluding depreciation and amortization)	208,699	24,228	68,838	(2,303)	299,462
Depreciation and amortization	56,037	6,079	22,845	—	84,961
Operating income/(expense), net	65,349	9,633	22,034	(20,463)[1]	76,553
Impairment of cost method investment	(2,248)	—	—	—	—
Interest expense	(857)	(213)	(28)	(49,622)	(50,720)
Other (expense)/income, net	110	—	4	9	123
Earnings from continuing operations before provision for income taxes	62,354	9,418	22,010	(70,074)	23,708
Total assets	638,000	71,248	385,959	276,574	1,371,781
Capital expenditures, net of stimulus grant reimbursements	85,328	7,452	31,357	—	124,137

	As of and for the year ended June 30, 2011
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$214,110	$33,899	$44,549	$—	$292,558
Intersegment revenue	(2,056)	(3,267)	—	—	(5,323)

Revenue from external customers	212,054	30,632	44,549	—	287,235

Gross profit (revenue less operating costs excluding depreciation and amortization)	158,461	17,700	43,152	(3,606)	215,707
Depreciation and amortization	41,521	5,393	13,549	—	60,463
Operating income/(loss)	38,264	6,120	10,796	(14,092)[1]	41,088
Interest expense	(960)	(225)	(15)	(32,214)	(33,414)
Other (expense)/income, net	(54)	—	7	(79)	(126)
Earnings from continuing operations before provision for income taxes	37,249	5,895	10,788	(46,384)	7,548
Total assets	491,685	52,973	211,315	34,448	790,421
Capital expenditures, net of stimulus grant reimbursements	99,062	1,543	11,919	—	112,524

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

	As of and for the year ended June 30, 2010
				Corporate/
	ZB	zColo	ZFS	eliminations	Total
Revenue	$183,085	$23,993	$—	$—	$207,078
Intersegment revenue	(5,833)	(1,915)	—	—	(7,748)

Revenue from external customers	177,252	22,078	—	—	199,330

Gross profit (revenue less operating costs excluding depreciation and amortization)	131,331	13,025	—	(7,714)	136,642
Depreciation and amortization	34,225	4,513	—	—	38,738
Operating income/(loss)	27,336	4,409	—	(17,920)[1]	13,825
Interest expense	(1,130)	(164)	—	(17,398)	(18,692)
Loss on extinguishment of debt	—	—	—	(5,881)	(5,881)
Other income, net	382	—	—	1,144	1,526
Earnings from continuing operations before provision for income taxes	26,588	4,245	—	(40,055)	(9,222)
Total assets	397,498	57,586	—	103,408	558,492
Capital expenditures, net of stimulus grant reimbursements	58,117	634	—	—	58,751

[1]	– Represents non-cash stock based compensation expense of corporate employees which is not allocated to the reporting segments.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In March 2010, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc. (at an issue price of 98.779%), $250,000 of Senior Secured Notes. The Notes bear interest at 10.25% annually and are due on March 15, 2017.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2012

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$149,574	$1,119	$—	$150,693
Trade receivables, net	28,992	2,711	—	31,703
Due from related-parties	247	27	(43)	231
Prepaid expenses	5,973	1,126	—	7,099
Deferred income taxes	6,018	—	—	6,018
Restricted cash	22,417	—	—	22,417
Other assets, current	1,750	7	—	1,757

Total current assets	214,971	4,990	(43)	219,918

Property and equipment, net	717,890	36,848	—	754,738
Intangible assets, net	107,539	21,166	—	128,705
Goodwill	129,993	7,446	—	137,439
Debt issuance costs, net	19,706	—	—	19,706
Investment in US Carrier	12,827	—	—	12,827
Deferred income taxes, net	89,378			89,378
Other assets, non-current	8,272	798	—	9,070
Investment in subsidiary	61,262	—	(61,262)	—

Total assets	$1,361,838	$71,248	$(61,305)	$1,371,781

Liabilities and member’s equity:
Current liabilities
Accounts payable	$14,831	$1,349	—	$16,180
Accrued liabilities	42,800	2,712	—	45,512
Accrued interest	10,863	—	—	10,863
Capital lease obligations, current	1,138	10	—	1,148
Due to related-parties	43	—	(43)	—
Deferred revenue, current	22,356	584	—	22,940
Current portion of long-term debt	4,440	—		4,440

Total current liabilities	96,471	4,655	(43)	101,083

Capital lease obligations, non-current	10,470	—	—	10,470
Long-term debt	685,281	—	—	685,281
Deferred revenue, non-current	145,590	1,073	—	146,663
Stock-based compensation liability	52,432	1,935	—	54,367
Deferred tax liability	—	—	—	—
Other long term liabilities	5,745	2,323	—	8,068

Total liabilities	995,989	9,986	(43)	1,005,932

Member’s equity:
Member’s interest	408,425	41,704	(61,262)	388,867
(Accumulated deficit)/retained earnings	(42,576)	19,558	—	(23,018)

Total member’s equity	365,849	61,262	(61,262)	365,849

Total liabilities and member’s equity	$1,361,838	$71,248	$(61,305)	$1,371,781

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Balance Sheets

June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
	(Issuer)	(Guarantor)
Assets
Current assets:
Cash and cash equivalents	$24,213	$1,181	$—	$25,394
Trade receivables, net	11,856	2,127	—	13,983
Due from related-parties	2,182	—	(1,995)	187
Prepaid expenses	5,517	871	—	6,388
Deferred income taxes	3,343	—	—	3,343
Other assets, current	640	5	—	645

Total current assets	47,751	4,184	(1,995)	49,940

Property and equipment, net	486,847	31,666	—	518,513
Intangible assets, net	89,117	15,555	—	104,672
Goodwill	84,144	836	—	84,980
Debt issuance costs, net	11,446	—	—	11,446
Investment in US Carrier	15,075	—	—	15,075
Other assets, non-current	5,060	735	—	5,795
Investment in subsidiary	46,407	—	(46,407)	—

Total assets	$785,847	$52,976	$(48,402)	$790,421

Liabilities and member’s equity:
Current liabilities
Accounts payable	$12,287	$701	—	$12,988
Accrued liabilities	19,122	3,331	—	22,453
Accrued interest	10,627	—	—	10,627
Capital lease obligations, current	950	—	—	950
Due to related-parties	6,364	221	(1,995)	4,590
Deferred revenue, current	15,341	323	—	15,664

Total current liabilities	64,691	4,576	(1,995)	67,272
Capital lease obligations, non-current	10,224	—	—	10,224
Long-term debt	354,414	—	—	354,414
Deferred revenue, non-current	62,704	1,189	—	63,893
Stock-based compensation liability	44,263	804	—	45,067
Deferred tax liability	18,563	—	—	18,563
Other long term liabilities	2,724	—	—	2,724

Total liabilities	557,583	6,569	(1,995)	562,157

Member’s equity:
Member’s interest	255,573	36,267	(46,407)	245,433
(Accumulated deficit)/retained earnings	(27,309)	10,140	—	(17,169)

Total member’s equity	228,264	46,407	(46,407)	228,264

Total liabilities and member’s equity	$785,847	$52,976	$(48,402)	$790,421

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Operations

June 30, 2012

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
Revenue	$342,990	$43,251	$(4,198)	$382,043

Operating costs and expenses
Operating costs, excluding depreciation and amortization	63,564	19,024	(7)	82,581
Selling, general and administrative expenses	104,497	7,198	—	111,695
Stock-based compensation	24,934	1,319	—	26,253
Depreciation and amortization	78,882	6,079	—	84,961

Total operating costs and expenses	271,877	33,620	(7)	305,490

Operating income	71,113	9,631	(4,191)	76,553

Other income expense
Interest expense	(50,507)	(213)	—	(50,720)
Impairment of cost method investment	(2,248)	—	—	(2,248)
Other income	123	—	—	123
Equity in net earnings of subsidiaries	1,040	—	(1,040)	—

Total other expense, net	(51,592)	(213)	(1,040)	(52,845)

Earnings/(loss) from continuing operations before income taxes	19,521	9,418	(5,231)	23,708
Provision for income taxes	25,370	4,187	—	29,557

(Loss)/earnings from continuing operations	(5,849)	5,231	(5,231)	(5,849)
Earnings from discontinued operations, net of income taxes	—	—	—	—

Net (loss)/earnings	$(5,849)	$5,231	$(5,231)	$(5,849)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Operations

June 30, 2011

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
Revenue	$258,659	$33,899	$(5,323)	$287,235

Operating costs and expenses
Operating costs, excluding depreciation and amortization	57,047	16,199	(1,718)	71,528
Selling, general and administrative expenses	86,686	5,594	(2,434)	89,846
Stock-based compensation	23,717	593	—	24,310
Depreciation and amortization	55,071	5,392	—	60,463

Total operating costs and expenses	222,521	27,778	(4,152)	246,147

Operating income	36,138	6,121	(1,171)	41,088

Other income expense
Interest expense	(33,189)	(225)	—	(33,414)
Other expense	(126)	—	—	(126)
Equity in net earnings of subsidiaries	2,194	—	(2,194)	—

Total other expense, net	(31,121)	(225)	(2,194)	(33,540)

Earnings/(loss) from continuing operations before income taxes	5,017	5,896	(3,365)	7,548
Provision for income taxes	10,011	2,531	—	12,542

(Loss)/earnings from continuing operations	(4,994)	3,365	(3,365)	(4,994)
Earnings from discontinued operations, net of income taxes	899	—	—	899

Net (loss)/earnings	$(4,095)	$3,365	$(3,365)	$(4,095)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Operations

June 30, 2010

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Eliminations	Total
Revenue	$183,085	$23,993	$(7,748)	$199,330

Operating costs and expenses
Operating costs, excluding depreciation and amortization	51,754	10,968	(34)	62,688
Selling, general and administrative expenses	64,266	4,065	(2,420)	65,911
Stock-based compensation	18,129	39	—	18,168
Depreciation and amortization	34,225	4,513	—	38,738

Total operating costs and expenses	168,374	19,585	(2,454)	185,505

Operating income	14,711	4,408	(5,294)	13,825

Other expense
Interest expense	(18,529)	(163)	—	(18,692)
Other income	1,526	—	—	1,526
Loss on extinguishment of debt	(5,881)	—	—	(5,881)
Equity in net earnings of subsidiaries	(2,720)	—	2,720	—

Total other expense, net	(25,604)	(163)	2,720	(23,047)

Earnings/(loss) from continuing operations before income taxes	(10,893)	4,245	(2,574)	(9,222)
Provision for income taxes	3,152	1,671	—	4,823

(Loss)/earnings from continuing operations	(14,045)	2,574	(2,574)	(14,045)
Earnings from discontinued operations, net of income taxes	5,425	—	—	5,425

Net (loss)/earnings	$(8,620)	$2,574	$(2,574)	$(8,620)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

Condensed Consolidating Statements of Cash Flows

June 30, 2012

		Zayo
	Zayo Group,	Colocation,
	LLC	Inc.	Total
Net cash provided by continuing operating activities	$149,862	$17,768	$167,630

Cash flows from investing activities:
Purchases of property and equipment	(116,685)	(7,452)	(124,137)
Acquisitions, net of cash acquired	(351,273)	—	(351,273)

Net cash used in investing activities	(467,958)	(7,452)	(475,410)

Cash flows from financing activities:
Equity contributions	134,796	—	134,796
Dividend received/(paid)	10,257	(10,257)	—
Proceeds from long-term debt	335,550	—	335,550
Principal repayments on long-term debt	(1,575)	—	(1,575)
Changes in restricted cash	(22,820)	—	(22,820)
Principal repayments on capital lease obligations	(1,050)	(121)	(1,171)
Deferred financing costs	(11,701)	—	(11,701)

Net cash provided/(used) by financing activities	443,457	(10,378)	433,079

Cash flows from discontinued operations:
Operating activities	—	—	—
Investing activities	—	—	—

Net cash provided by discontinued operations	—	—	—

Net increase/(decrease) in cash and cash equivalents	125,361	(62)	125,299
Cash and cash equivalents, beginning of year	24,213	1,181	25,394

Cash and cash equivalents, end of year	$149,574	$1,119	$150,693

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year-ended June 30, 2012:

	2012 Quarter Ended
	September 30	December 31 (1)	March 31 (2)	June 30 (3)		Total
Revenue	$78,443	$88,974	$105,042	$109,584		$382,043
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	18,150	19,275	22,388	22,768		82,581
Selling, general and administrative expenses	22,596	26,059	30,420	32,620		111,695
Stock-based compensation	3,704	10,372	5,624	6,553		26,253
Depreciation and amortization	17,062	19,820	23,798	24,281		84,961

Total operating costs and expenses	61,512	75,526	82,230	86,222		305,490

Operating income/(loss)	16,931	13,448	22,812	23,362		76,553

Other income (expense):
Interest expense	(9,168)	(11,504)	(14,450)	(15,598)		(50,720)
Impairment of cost method investment	—	—	—	(2,248	)(4)	(2,248)
Other (expense)/ income, net	(11)	(19)	152	1		123

Total other expense, net	(9,179)	(11,523)	(14,298)	(17,845)		(52,845)

Earnings/(loss) from continuing operations before income taxes	7,752	1,925	8,514	5,517		23,708
Provision for income taxes	4,604	2,994	11,166	10,793		29,557

Earnings/(loss) from continuing operations	$3,148	$(1,069)	$(2,652)	$(5,276)		$ (5,849)
Earnings from discontinued operations, net of income taxes	—	—	—	—		—

Net earnings/(loss)	$3,148	$(1,069)	$(2,652)	$(5,276)		$ (5,849)

(1)

The Company realized an increase in revenue and operating expenses beginning December 1, 2011 as a result of the acquisition of 360networks. The Company also recognized an increase in interest expense associated with the debt issued to fund the acquisition – See Note 9 – Long Term Debt.

(2)	The Company realized an increase in revenue and operating expenses beginning December 31, 2011 as a result of the acquisition of MarquisNet.
(3)	The Company realized an increase in revenue and operating expenses beginning May 1, 2012 as a result of the acquisition of Arialink.
(4)	During the quarter ended June 30, 2012, the Company recognized an impairment on its investment in USCarrier of $2,248 – See Note 5 – Investments.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

(19) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONT’D)

The following table presents the unaudited quarterly results for the year-ended June 30, 2011:

	2011 Quarter Ended
	September 30 (1)	December 31 (2)	March 31	June 30		Total
Revenue	$62,926	$72,287	$74,182	$77,840		$287,235
Operating costs and expenses:
Operating costs, excluding depreciation and amortization	17,038	17,904	18,389	18,197		71,528
Selling, general and administrative expenses	20,284	23,938	23,201	22,423		89,846
Stock-based compensation	5,131	1,859	21,826 (3)	(4,506	) (4)	24,310
Depreciation and amortization	11,809	15,881	16,209	16,564		60,463

Total operating costs and expenses	54,262	59,582	79,625	52,678		246,147

Operating income/(loss)	8,664	12,705	(5,443)	25,162		41,088

Other income (expense):
Interest expense	(6,257)	(9,032)	(9,004)	(9,121)		(33,414)
Other (expense)/ income, net	(161)	(16)	69	(18)		(126)

Total other expense, net	(6,418)	(9,048)	(8,935)	(9,139)		(33,540)

Earnings/(loss) from continuing operations before income taxes	2,246	3,657	(14,378)	16,023		7,548
Provision for income taxes	2,800	2,094	2,583	5,065		12,542

(Loss)/earnings from continuing operations	$(554)	$1,563	$(16,961)	$10,958		$(4,994)
Earnings from discontinued operations, net of income taxes	281	317	301	—		899

Net (loss) earnings	$(273)	$1,880	$(16,660)	$10,958		$(4,095)

(1)	The Company realized an increase in revenue and operating expenses beginning July 1, 2010 as a result of the acquisition of AGL.
(2)	The Company realized an increase in revenue and operating expenses beginning October 1, 2010 as a result of the merger with AFS.
(3)

Stock-based compensation expense increased significantly during the quarter ended March 31, 2011 as a result of an increase in the estimated value of the common units granted to the Company’s employees and additional units vesting during the quarters. See Note 13 – Stock Compensation.

(4)

The Company recorded a reduction to stock-based compensation expense during the quarter ended June 30, 2011 as a result of the issuance of Class E common units during the quarter which diluted the value of earlier common unit issuances. See Note 13 – Stock Compensation.

(20) SUBSEQUENT EVENTS

As discussed in Note 3 – Acquisitions – Pending and Recently Closed Acquisitions, on July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet for a purchase price of approximately $2,214,257, net of cash acquired.

In connection with the AboveNet Acquisition, on June 28, 2012, Zayo Escrow Corporation (“Escrow Corporation”), a 100% owned subsidiary of the Company, issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (“New Secured Notes”) and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “New Unsecured Notes” and collectively, the “New Notes”). On July 2, 2012, the Company and Zayo Capital assumed the obligations of Escrow Corporation under the New Notes, at which time Escrow Corporation was merged with and into the Company. On July 2, 2012, the Company also entered into a new $250,000 senior secured revolving credit facility and a new $1,620,000 senior secured term loan facility which accrues interest at floating rates (the “New Term Loan Facility”). The interest rate in effect on the New Term Loan Facility on July 2, 2012 was 7.125%. The New Secured Notes and New Term Loan Facility are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The New Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. The New Term Loan Facility was co-issued with Zayo Capital. Zayo Capital is a 100% owned finance subsidiary of the Company and does not have independent assets or operations.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(in thousands)

The Company’s new credit agreement and indenture contain customary representations and warranties, affirmative and negative covenants, and customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, insolvency or inability to pay debts, bankruptcy, or a change of control. As of September 14, 2012, the Company was in compliance with all covenants.

On August 13, 2012, the Company entered into an interest rate swap agreement with a notional value of $750,000 with a maturity date of June 30, 2017 and effective date of June 30, 2013. There was no up-front cost for this agreement. The contract states that the Company shall pay 1.67% fixed for the term of the agreement beginning on the effective date. The counterparty will pay to the Company the greater of actual LIBOR or the 1.25% term loan floor rate.

In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,372, net of $1,878 in costs associated with raising the additional equity. In June 2012, $133,150 of the net proceeds from the equity raised were contributed to the Company, and the remaining $337,222 was contributed on July 2, 2012.

A portion of the proceeds from the equity contributions, together with the net proceeds from the New Notes offering and the New Term Loan Facility, and cash on hand, were used to repay the Company’s Term Loan and Revolver, to finance the cash tender offer for the Company’s $350,000 outstanding aggregate principal amount of the then existing Notes, to pay the cash consideration for the AboveNet Acquisition, to refinance certain indebtedness of AboveNet in connection therewith, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,628 associated with debt extinguishment costs, including a non-cash expense of $17,032 associated with the write-off of the Company’s unamortized debt issuance costs, a cash expense of $39,452 associated with the payment of early redemption fees on the Company’s previous indebtedness, and a non-cash expense of $8,144 associated with writing off the net unamortized discount on the extinguished debt balances. In connection with the New Notes offering and the New Term Loan Facility, the Company recorded an original issue discount of $30,000 and incurred debt issuance costs of $85,007. These costs and the original issue discount will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.

See Note 3 – Acquisitions, for a discussion of acquisitions that have closed subsequent to year end or are pending as of September 14, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of September, 2012.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director	September 14, 2012

/s/ Philip Canfield Philip Canfield	Director	September 14, 2012

/s/ Gillis Cashman Gillis Cashman	Director	September 14, 2012

/s/ Michael Choe Michael Choe	Director	September 14, 2012

/s/ Rick Connor Rick Connor	Director	September 14, 2012

/s/ John Downer John Downer	Director	September 14, 2012

/s/ Lawrence Fey Lawrence Fey	Director	September 14, 2012

/s/ John Siegel John Siegel	Director	September 14, 2012