Form 10-Q
period 2012-09-30
Zayo Group LLC
filed 2012-11-14
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	June 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$213,730	$150,693
Trade receivables, net of allowance of $1,511 and $911 as of September 30, 2012 and June 30, 2012, respectively	74,152	31,703
Due from related-parties	10,945	231
Prepaid expenses	19,095	7,099
Deferred income taxes, net	29,547	6,018
Restricted cash	—	22,417
Other assets	1,445	1,757

Total current assets	348,914	219,918

Property and equipment, net	1,560,440	754,738
Intangible assets, net	577,721	128,705
Goodwill	1,232,064	137,439
Debt issuance costs, net	82,179	19,706
Investment in USCarrier	12,827	12,827
Deferred income taxes, net	183,237	89,378
Other assets	23,144	9,070

Total assets	$4,020,526	$1,371,781

Liabilities and member’s equity
Current liabilities
Accounts payable	$11,792	$16,180
Accrued liabilities	139,859	45,512
Accrued interest	56,182	10,863
Capital lease obligations, current	716	1,148
Deferred revenue, current	41,020	22,940
Current portion of long-term debt	20,685	4,440

Total current liabilities	270,254	101,083

Long-term debt, non-current	2,820,859	685,281
Capital lease obligation, non-current	3,602	10,470
Deferred revenue, non-current	214,326	146,663
Stock-based compensation liability	64,635	54,367
Other long-term liabilities	17,406	8,068

Total liabilities	3,391,082	1,005,932

Commitments and contingencies (Note 14)

Member’s equity
Member’s interest	699,625	388,867
Accumulated other comprehensive income	4,452	—
Accumulated deficit	(74,633)	(23,018)

Total member’s equity	629,444	365,849

Total liabilities and member’s equity	$4,020,526	$1,371,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three months ended
	September 30,
	2012	2011
Revenue	$229,693	$78,443

Operating costs and expenses
Operating costs, excluding depreciation and amortization	32,717	18,150
Selling, general and administrative expenses	85,793	22,596
Stock-based compensation	10,481	3,704
Depreciation and amortization	54,500	17,062

Total operating costs and expenses	183,491	61,512

Operating income	46,202	16,931

Other expenses
Interest expense	(62,555)	(9,168)
Loss on extinguishment of debt	(64,975)	—
Other income/(expense), net	585	(11)

Total other expense, net	(126,945)	(9,179)

(Loss)/earnings from continuing operations before provision for income taxes	(80,743)	7,752

(Benefit)/provision for income taxes	(27,320)	4,604

(Loss)/earnings from continuing operations	(53,423)	3,148

Earnings from discontinued operations, net of income taxes	1,808	—

Net (loss)/earnings	$(51,615)	$3,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2012	2011
Net (loss)/earnings	$(51,615)	$3,148
Foreign currency translation adjustments	4,452	—

Comprehensive (loss)/income	$(47,163)	$3,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Member’s Interest	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2012	$388,867	$—	$(23,018)	$365,849

Capital contributed	337,203	—	—	337,203

Spin-off of Zayo Professional Services (Note 3)	(26,659)	—	—	(26,659)

Preferred stock-based compensation	214	—	—	214

Foreign currency translation adjustment	—	4,452	—	4,452

Net loss	—	—	(51,615)	(51,615)

Balance at September 30, 2012	$699,625	$4,452	$(74,633)	$629,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended September 30,
	2012	2011
Cash flows from operating activities
Net (loss)/earnings	$(51,615)	$3,148
Earnings from discontinued operations	1,808	—

(Loss)/earnings from continuing operations	(53,423)	3,148
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Depreciation and amortization	54,500	17,062
Loss on extinguishment of debt	64,975	—
Non-cash interest expense	8,642	616
Stock-based compensation	10,481	3,704
Amortization of deferred revenues	(7,814)	(2,580)
Provision for bad debts	535	148
Deferred income taxes	(29,796)	4,462
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(16,042)	(7,141)
Prepaid expenses	4,946	(498)
Other assets	(1,291)	201
Accounts payable and accrued liabilities	41,521	(5,268)
Payables to related parties, net	(993)	169
Deferred revenue	2,899	10,182
Other liabilities	(70)	20

Net cash provided by operating activities of continuing operations	79,070	24,225

Cash flows from investing activities
Purchases of property and equipment	(70,163)	(31,442)
Broadband stimulus grants received	3,507	2,798
Acquisition of Abovenet, Inc., net of cash acquired	(2,212,492)	—
Acquisition of FiberGate, net of cash acquired	(117,548)	—
Mercury Marquis Holdings, LLC purchase consideration returned	1,875	—

Net cash used in investing activities of continuing operations	(2,394,821)	(28,644)

Cash flows from financing activities
Equity contributions	337,203	100
Principal repayments on capital lease obligations	(378)	(229)
Principal payments on long-term debt	(697,475)	—
Payment of early redemption fees on debt extinguished	(39,797)	—
Proceeds from issuance of long-term debt	2,840,000	—
Change in restricted cash, net	22,415	—
Cash contributed to ZPS (Note 4)	(2,424)	—
Payment of deferred debt issuance costs	(82,508)	—

Net cash provided by/(used in) financing activities of continuing operations	2,377,036	(129)

Cash flows from continuing operations	61,285	(4,548)

Cash flows from discontinued operations
Operating activities	1,544	—

Effect of changes in foreign exchange rates on cash	208	—

Net increase/(decrease) in cash and cash equivalents	63,037	(4,548)

Cash and cash equivalents, beginning of period	150,693	25,394

Cash and cash equivalents, end of period	$213,730	$20,846

Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of capitalized interest	8,062	18,344
Cash paid for income taxes	568	323
Increase in accruals for purchases of property and equipment	11,449	1,096

Refer to Note 3 — Acquisitions, for details regarding the Company’s recent acquisitions and Note 4 — Spin-off of Business Segment for details regarding the Company’s discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in thousands)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure, principally in the United States and Europe, offering:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and interconnection services.

Zayo Group, LLC is wholly owned by Zayo Group Holdings, Inc. (“Holdings”), which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2012. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in thousands of dollars.

b. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining customer lives used to recognize certain revenues, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to investments, intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

ZAYO GROUP, LLC AND SUBSIDIARIES

c. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of September 30, 2012 and June 30, 2012, the Company had a current restricted cash balance of $0 and $22,417, respectively. The current restricted cash balance as of June 30, 2012 related to cash held in escrow associated with the Company’s July 2, 2012 debt refinancing – See Note 9 – Long-Term Debt. Restricted cash balances that are not expected to become unrestricted during the next twelve months are recorded as other non-current assets. As of September 30, 2012 and June 30, 2012, the Company had a non-current restricted cash balance of $5,795 and $958, respectively.

d. Investments

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the three months ended September 30, 2012 or 2011.

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

ZAYO GROUP, LLC AND SUBSIDIARIES

g. Goodwill and Purchased Intangibles

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years, using the straight-line method as this method approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April and when a triggering event occurs between impairment test dates that indicates that more likely than not, the carrying value of a reporting unit’s goodwill is less than its fair value.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results used in the last quantitative goodwill impairment test, which was conducted in April 2011. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the three months ended September 30, 2012 or 2011.

h. Derivative Financial Instruments

The Company from time-to-time utilizes interest rate swaps to mitigate its cash exposure to interest rate risk. Derivative instruments are recorded on the balance sheet as either assets or liabilities and are measured at fair value. The Company has historically entered into interest rate swaps to effectively convert a portion of its floating-rate debt to fixed-rate debt and has not designated the interest rate swaps as hedges; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objective of the derivative instruments was to reduce risks of increased interest costs associated with potential changes in interest rates. The Company does not use financial instruments for trading or speculative purposes. During the quarter, the Company entered into interest rate swap contracts to fix the interest rate associated with its term loan facility entered into on July 2, 2012. See Note 9 – Long-Term Debt, for further discussion of the Company’s debt obligations and Note 13 – Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.

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

Most revenue is billed in advance on a fixed-rate basis. Certain revenue is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to down payments or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms. Upfront payment made by the Company’s customers typically does not provide benefit to the customer beyond the contract term and the upfront charge in such agreements is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship.

ZAYO GROUP, LLC AND SUBSIDIARIES

The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, over the term that the customer is given exclusive access to the assets. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU and/or maintenance fees paid over the contract term. However, in some cases the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term.

j. Operating Costs and Accrued Liabilities

The Company leases certain bandwidth infrastructure services, primarily circuits, lit bandwidth services and colocation space, from third-party providers to augment its owned infrastructure for which it is generally billed a fixed monthly fee. The caption in our consolidated statements of operations “operating costs, excluding depreciation and amortization” consists solely of the costs associated with the use of third party network and colocation facilities.

The Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company routinely disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and disputes over usage based billings. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

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

k. Stock-Based Compensation

The common units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of Zayo Group are considered stock-based compensation with terms that require the awards to be classified as liabilities. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term. The common units may fully vest subsequent to a liquidation event. The stock-based compensation expense associated with the common unit liability is recognized on a straight-line basis over the requisite service period and is adjusted each reporting period to fair value. Subsequent to the vesting period end date, changes to the fair value of the liability classified awards are recognized as incurred until the awards are settled.

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

Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires significant judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is expected to be recognized. The valuation allowance is established if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the expectation that the Company will be unable to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. The Company continues to monitor its financial performance and other evidence each quarter to determine the appropriateness of the Company’s valuation allowance. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.

The analysis of the Company’s ability to utilize its NOL balance is based on the Company’s forecasted taxable income. The forecasted assumptions approximate the Company’s best estimates, including market growth rates, future pricing, market acceptance of the Company’s products and services, future expected capital investments, and discount rates. If the Company is unable to meet its taxable income forecasts in future periods, or if other events and circumstances indicate that the Company may not be able to realize the benefit from its deferred tax assets, the Company may conclude that all or a portion of its deferred tax assets are not realizable. In such case the Company may recognize income tax expense, which amount could be substantial, in the period such change in judgment occurs.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

n. Foreign Currency Translation and Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of each of our foreign subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity and are reflected in the accompanying consolidated statements of comprehensive income/(loss). The cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statement of cash flows.

Transaction denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet that are denominated in other than the functional currency are recorded as foreign exchange transaction gains and losses and are included in “Selling, general and administrative expenses” in the consolidated statements of operations. Foreign exchange gains and losses associated with intercompany loans to foreign subsidiaries are included in “Other expenses, net” in the consolidated statement of operations.

ZAYO GROUP, LLC AND SUBSIDIARIES

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

Fair Value Hierarchy

ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. GAAP establishes three levels of inputs that may be used to measure fair value.

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

The Company’s trade receivables, which are unsecured, are geographically dispersed. During the three months ended September 30, 2012 and 2011, the Company did not have any customers that represented over 10% of the Company’s consolidated revenue. As of September 30, 2012, the Company did not have any customers with a trade receivable balance in excess of 10% of the Company’s consolidated net trade receivable balance. As of June 30, 2012, the Company had one customer with a trade receivable balance of approximately 14% of total receivables.

ZAYO GROUP, LLC AND SUBSIDIARIES

(3) ACQUISITIONS

As of September 30, 2012 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 17 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions during the three months ended September 30, 2012

AboveNet Inc. (“AboveNet”)

On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,212,492, net of cash acquired, which was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of shares outstanding on July 2, 2012.

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and Financial Times and Stock Exchange (“FTSE”) 500 companies in the United States and Europe. AboveNet’s commercial strategy is consistent with the Company’s, which is to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers having high bandwidth demands. It provided lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operated a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with our own, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet also has grown a base of business with enterprise clients, particularly within the financial services industry.

As of the acquisition date, AboveNet’s fiber networks spanned approximately 20,590 route miles and approximately 2,500,000 fiber miles and connected to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which house some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allows AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks serve 17 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also include many private data centers and hub locations that are important for AboveNet’s customers. AboveNet uses under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.

AboveNet’s legacy service offering included a business segment that provided professional services to certain users of bandwidth capacity. As the professional services business segment (“Zayo Professional Services” or “ZPS”) does not align with the Company’s primary focus of providing bandwidth infrastructure services, the segment was spun off to Holdings on September 30, 2012. The Company estimated the fair value on the acquisition date of the assets and liabilities which were distributed to Holdings to be $26,342 (including $2,424 in cash). As the Company is in the process of finalizing the purchase accounting for the AboveNet acquisition, the value ascribed to the professional services business is subject to change.

ZAYO GROUP, LLC AND SUBSIDIARIES

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets and liabilities assumed in the AboveNet acquisition. The Company is in the preliminary stages of preparing its valuation analysis and calculations, and as such, the final estimates of the fair value of the acquired assets and liabilities assumed may change significantly from the amounts depicted below. The assets and liabilities associated with the spun-off ZPS business are netted within the caption “Net assets of Zayo Professional Services.”

The Company has recognized the assets and liabilities of AboveNet based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the fourth quarter of the fiscal year ended June 30, 2013 (“Fiscal 2013”).

AboveNet
Acquisition date	July 2, 2012
Cash	$139,137
Other current assets	53,319
Property and equipment	754,011
Deferred tax assets, net	90,215
Intangibles	411,883
Goodwill	1,037,020
Other assets	28,505

Total assets acquired	2,514,090

Current liabilities	94,110
Deferred revenue	87,200
Other liabilities	5,069

Total liabilities assumed	186,379

Net assets acquired	2,327,711
Net assets of Zayo Professional Services (excluding cash)	23,918
Less cash acquired	(139,137)

Purchase consideration and net cash paid	$2,212,492

The goodwill arising from the AboveNet acquisition results from the synergies, anticipated incremental sales to AboveNet’s customer base and economies-of-scale expected from the acquisition. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Goodwill of $623,549, $412,684 and $787 was allocated to the Zayo Bandwidth (“ZB”), Zayo Fiber Solutions (“ZFS”) and Zayo Colocation (“zColo”) reporting units, respectively. The goodwill associated with the AboveNet acquisition is not deductible for tax purposes.

In connection with the AboveNet acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the AboveNet customer base. The Company’s preliminary estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique which resulted in a fair value of $411,883. Management estimates the useful life of the acquired customer relationships to be 20 years.

ZAYO GROUP, LLC AND SUBSIDIARIES

FiberGate Holdings, Inc. (“FiberGate”)

On June 4, 2012, the Company entered into an agreement to acquire 100% of the equity interest in FiberGate, a privately held corporation, incorporated in the Commonwealth of Virginia. On August 31, 2012, the closing of the transaction occurred, pursuant to which the Company acquired 100% of the outstanding equity interest in FiberGate for a purchase price of $117,548, subject to certain post-closing adjustments. The acquisition was funded with cash on hand. $17,550 of the purchase price is currently held in escrow pending the expiration of the working capital adjustment period.

Headquartered in Alexandria, Virginia, FiberGate is a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate acquisition added 779 dense route miles to our metro fiber network in and around the U.S. capital region. FiberGate also added 317 on-net buildings, including Federal government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services to the Federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and telecommunications customers.

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets and liabilities assumed in the FiberGate acquisition. The Company is in the preliminary stages of preparing its valuation analysis and calculations, and as such, the final estimates of the fair value of the acquired assets and liabilities assumed may change significantly from the amounts depicted below. Management expects to complete its final fair value determinations no later than the first quarter of Fiscal 2014.

Fibergate
Acquisition date	31-Aug-12
Cash	$2,278
Other current assets	1,979
Property and equipment	21,838
Intangibles	48,152
Goodwill	56,915
Other assets	798

Total assets acquired	131,960

Current liabilities	5,869
Deferred revenue	3,213
Deferred tax liability, net	3,052

Total liabilities assumed	12,134

Net assets acquired	119,826
Less cash acquired	(2,278)

Purchase consideration and net cash paid	$117,548

The goodwill arising from the FiberGate acquisition results from the synergies and economies-of-scale expected from the acquisition. The Company has allocated the full amount of the goodwill acquired in the FiberGate acquisition to the ZFS reporting unit, as ZFS is the reporting unit expected to benefit from the acquired goodwill. The goodwill associated with the FiberGate acquisition is not deductible for tax purposes.

In connection with the Fibergate acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the Fibergate customer base. The Company’s preliminary estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique which resulted in a fair value of $48,152. Management estimates the useful life of the acquired customer relationships to be 22 years.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Included in the Arialink acquisition were certain assets and liabilities which supported Arialink’s managed service product offerings. Concurrently with the close of the Arialink acquisition, the Company spun-off the portion of Arialink’s business that supported those managed service product offerings to Holdings. The Company estimated the fair value of the net assets spun-off to Holdings to be approximately $1,752.

The Company has recognized the acquired assets and liabilities of Arialink based on its preliminary estimates of acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its evaluation of the fair value of certain contingent liabilities and as such, the information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the fourth quarter of Fiscal 2013.

The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. The assets and liabilities associated with the portion of the Arialink business spun-off to Holdings on the acquisition date are netted within the caption “Net assets distributed to Parent.”

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

The goodwill of $3,605 arising from the Arialink acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification. The Company has allocated the full amount of the goodwill acquired in the Arialink acquisition to the ZB reporting unit, as ZB is the reporting unit expected to benefit from the acquired goodwill. The goodwill associated with the Arialink acquisition is not deductible for tax purposes.

In connection with the Arialink acquisition, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the Arialink customer base. The Company valued the Arialink customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $6,807. Management estimates the useful life of the acquired customer relationships to be 20 years.

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,400 and acquired $709 in cash balances. In March 2012, the Company received $400 in cash from an escrow account as a final working capital adjustment. As a result, the net consideration paid for the transaction was $317,891. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan (“Term Loan”) which was entered into on December 1, 2011 and cash on hand.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Included in the $345,000 contractual purchase price was VoIP360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks’ Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, Zayo spun-off its voice operations to Holdings in order to maintain focus on its Bandwidth Infrastructure business (See Note 4 – Spin-off of Reporting Unit). To further this objective, concurrently with the close of the 360networks acquisition, the Company spun-off 360networks’ VoIP operations to Holdings. On the spin-off date, the Company estimated the fair value of the VoIP assets and liabilities which were distributed to Holdings to be $11,700.

The Company has recognized the assets and liabilities of 360networks based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its analysis and calculations related to the fair value of certain contingent liabilities and the deferred tax asset associated with the acquired NOL in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, the information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the second quarter of Fiscal 2013.

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

The goodwill of $42,244 arising from the 360networks acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification and leverage benefits that are expected from the combined networks. The goodwill associated with the 360networks acquisition is not deductible for tax purposes. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Goodwill of $16,261 and $25,983 was allocated to the ZB and ZFS reporting units, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

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

Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, the Company entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of MarquisNet for a purchase price of $15,456, subject to post-closing adjustments. The Asset Purchase Agreement included a provision in the event that a specific MarquisNet customer disconnected its service agreement with MarquisNet during an agreed upon time frame. As a result of a disconnection notice from this customer, the Company received a $1,875 refund from escrow during the three months ended September 30, 2012. The acquisition was funded with a draw on the Company’s revolving line-of-credit.

ZAYO GROUP, LLC AND SUBSIDIARIES

The acquired MarquisNet business operates a single 28,000 square foot data center that provides colocation services in Las Vegas, Nevada. With this acquisition, the Company’s zColo reporting unit operates twelve interconnect-focused colocation facilities.

The Company has recognized the assets and liabilities of MarquisNet based on its preliminary estimates of their acquisition date fair values. The Company revised the fair value of the purchase price in the current period resulting in a reduction to the acquired goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its evaluation of the fair value of certain contingent liabilities and as such, the information presented is preliminary and subject to revision pending the final fair value analysis. Management expects to complete its final fair value determinations no later than the second quarter of Fiscal 2013. The following table presents the Company’s allocation of the purchase price to the assets acquired and liabilities assumed, based on the Company’s preliminary estimates of the fair values on the acquisition date.

Acquisition date	MarquisNet December 31, 2011
Current assets	$64
Property and equipment	1,295
Intangibles—customer relationships	7,874
Goodwill	6,610

Total assets acquired	15,843

Current liabilities	254
Other liabilities	133

Total liabilities assumed	387

Post-closing adjustments to purchase price fair value	(1,875)

Purchase consideration and net cash paid	$13,581

The goodwill of $6,610 arising from the MarquisNet acquisition consists of the synergies, economies-of-scale and other strategic benefits such as market diversification. All of the assets acquired and liabilities assumed support the Company’s colocation product offerings and, as such, have been allocated to the zColo reporting unit. The goodwill associated with the MarquisNet acquisition is deductible for tax purposes, and the Company expects to be able to utilize these deductions in the future.

In connection with the MarquisNet acquisition, the Company acquired significant customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the MarquisNet customer base. The Company valued the MarquisNet customer relationships utilizing the multi-period excess earnings valuation technique which resulted in a fair value of $7,874. Management estimates the useful life of the acquired customer relationships to be 11 years.

Acquisition Costs

Acquisition costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred acquisition-related costs of $11,383 and $330 which have been charged to selling, general and administrative expenses during the three months ended September 30, 2012 and 2011, respectively.

Pending and Recently Closed Acquisitions

USCarrier Telecom, LLC (“USCarrier”)

On August 16, 2012, the Company entered into a Unit Purchase Agreement (the “Unit Agreement”) to acquire all remaining ownership units of USCarrier. On October 1, 2012, the transaction contemplated by the Unit Agreement was consummated at which time the Company acquired the remaining outstanding equity interest in USCarrier that it did not already own for a purchase price of $15,949, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

ZAYO GROUP, LLC AND SUBSIDIARIES

Acquisition date	US Carrier October 1, 2012
Other current assets	$1,019
Property and equipment	21,199
Intangibles	7,628
Goodwill	4,000
Other assets	27

Total assets acquired	33,873

Current liabilities	3,443
Deferred revenue	1,654

Total liabilities assumed	5,097

Net assets acquired	28,776
Cost method investment in USCarrier prior to acquisition	12,827

Purchase consideration and net cash paid	$15,949

First Telecom Services, LLC (“First Telecom”)

On October 12, 2012, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with First Communications, Inc, the parent of First Telecom, an Ohio limited liability company. Upon the close of the transaction contemplated by the Agreement, the Company will acquire 100% of the equity interest in First Telecom. The purchase price, subject to certain adjustments at closing and post-closing, is $110.0 million and will be paid with cash on hand. The Agreement is subject to customary closing conditions (including regulatory approval) and includes customary representations, warranties, covenants and agreements.

First Telecom is a provider of bandwidth infrastructure services throughout the Northeastern and Midwestern United States. First Telecom manages a network of over 8,000 route miles of fiber and approximately 500 on-net buildings. It is focused on providing dark fiber and wavelength services across an 11 state footprint, with the highest concentration of network and revenue in Pennsylvania and Ohio.

Pro-forma Financial Information

The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2012 acquisitions of 360networks, Arialink and MarquisNet, the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate and USCarrier, as if each acquisition occurred on July 1, 2011. The pro-forma results of the acquired AboveNet business exclude the operating results of the professional service business acquired in the AboveNet acquisition which was spun-off to Holdings on September 30, 2012 (See Note 4 – Spin-off of Business Segment). The pro forma loss for the three months ended September 30, 2012 and 2011 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2011.

	Three months ended September 30,
	2012	2011
Revenue	$236,434	$217,104
Loss from continuing operations	$(48,681)	$(7,885)

ZAYO GROUP, LLC AND SUBSIDIARIES

(4) SPIN-OFF OF BUSINESS SEGMENT

In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure services.

On September 30, 2012, the Company completed a spin-off of ZPS, a professional service business segment acquired in the acquisition of AboveNet. The Company distributed all of the assets and liabilities of ZPS on the spin-off date to Holdings.

Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZPS operations effective September 30, 2012. Therefore, for the three months ended September 30, 2012, the results of the operations of ZPS have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations.

The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS will be included in the Company’s results of operations.

In conjunction with the acquisitions of 360networks and Arialink during the year ended June 30, 2012, the Company spun-off certain of the operations acquired as described in Note 3 – Acquisitions to Holdings. Holdings subsequently contributed the spun-off net assets to Onvoy, a subsidiary of Holdings. Since the net assets and related operations were spun-off concurrent with the closing of the acquisitions, there were no historical results reported by the Company requiring discontinued operations presentation.

Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended September 30,
	2012	2011
Revenues	$6,474	$—

Earnings before income taxes	3,011	—
Income tax expense	1,203	—

Earnings from discontinued operations, net of income taxes	$1,808	$—

The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expense which ZPS recognized during the period from transactions with other Zayo Group subsidiaries.

(5) INVESTMENT

In connection with the AFS acquisition, the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of September 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. As discussed in Note 3 – Acquisitions – Pending and Recently Closed Acquisitions, on August 15, 2012, the Company entered into an agreement with the other equity holders of USCarrier to acquire the remaining equity interest in USCarrier. On October 1, 2012, the transaction was consummated and the Company acquired the remaining outstanding equity interest in USCarrier.

Although the Company had a significant ownership position in USCarrier prior to the October 1, 2012 acquisition, as a result of certain historical disputes with the board of managers of USCarrier, the Company was unable to exercise control or significant influence over USCarrier’s operating and financial policies and was denied access to the financial records of USCarrier, and as such, the Company accounted for this investment utilizing the cost method of accounting. Based on the agreed upon purchase price of the remaining outstanding equity interests included in the August 15, 2012 purchase agreement, the fair value of the Company’s ownership interest in USCarrier was determined to be $12,827, and as such, the Company wrote-down the carrying value of its investment in USCarrier of $15,075 to its fair value and recognized an impairment of $2,248 during the quarter ended June 30, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

(6) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated	As of
	useful lives (in years)	September 30, 2012	June 30, 2012
Land	N/A	$490	$490
Building and site improvements	8 to15	35,976	26,368
Furniture, fixtures and office equipment	3 to7	2,231	1,377
Computer hardware	2 to 5	5,039	3,512
Software	2 to 3	5,015	3,334
Machinery and equipment	3 to 7	19,420	12,222
Fiber optic equipment	4 to 8	945,446	452,914
Circuit switch equipment	10	9,802	9,594
Packet switch equipment	3 to 5	31,108	24,219
Fiber optic network	8 to 20	463,175	298,559
Construction in progress	N/A	255,353	91,239

Total		1,773,055	923,828
Less accumulated depreciation		(212,615)	(169,090)

Property and equipment, net		$1,560,440	$754,738

Total depreciation expense, including depreciation of assets held under capital leases, for the three months ended September 30, 2012 and 2011 was $43,482 and $13,739, respectively.

Included within the Company’s property and equipment balance are assets under capital leases with a cost of $13,078 and $12,761, with related accumulated depreciation of $5,410 and $4,988 as of September 30, 2012 and June 30, 2012, respectively. The Company recognized depreciation expense associated with assets under capital leases of $422 and $286 for the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, the Company received a total of $3,507 and $2,798, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. The Company anticipates the receipt of an additional $8,412 in grant money related to grant agreements entered into under the Program as of September 30, 2012 which will offset capital expenditures in future periods. See Note 14 – Commitments and Contingencies—Other Commitments.

During the three months ended September 30, 2012 and 2011, the Company capitalized interest in the amounts of $2,960 and $831, respectively. The Company also capitalized $5,339 and $1,853 of labor to property and equipment accounts during the three months ended September 30, 2012 and 2011, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

(7) GOODWILL

The Company’s reporting units are comprised of its reportable segments, ZB, ZFS, and zColo. The Company’s goodwill balance was $137,439 and 1,232,064 as of June 30, 2012 and September 30, 2012, respectively, and was allocated to the Company’s business units as follows:

	Zayo Bandwidth	Zayo Fiber Solution	zColo	Total
As of June 30, 2012	$91,928	$38,065	$7,446	$137,439
Additions	623,549	469,599	787	1,093,935
Adjustments	(615)	—	(1,875)	(2,490)
Foreign currency translation	1,622	1,558	—	3,180

As of September 30, 2012	$716,484	$509,222	$6,358	$1,232,064

Additions to goodwill during the three months ended September 30, 2012 relate to the acquisitions of AboveNet and FiberGate (See Note 3 – Acquisitions).

As discussed in Note 3 – Acquisitions, the purchase price of MarquisNet was reduced as a result of a disconnection notice received from a MarquisNet customer subsequent to the acquisition and the Company received a refund from the acquisition escrow of $1,875 during the period. The reduction to the purchase price resulted in a decrease to the goodwill balance of the zColo reporting unit.

(8) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of September 30, 2012 and June 30, 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2012
Customer relationships	$627,951	$(53,810)	$574,141
Tradenames	548	(456)	92
Certifications	3,488	—	3,488

Total	$631,987	$(54,266)	$577,721

June 30, 2012
Customer relationships	$167,917	$(42,928)	$124,989
Tradenames	548	(320)	228
Certifications	3,488	—	3,488

Total	$171,953	$(43,248)	$128,705

ZAYO GROUP, LLC AND SUBSIDIARIES

The weighted average amortization period for the Company’s customer relationships and tradename assets is 14.9 years and one year, respectively. The Company has determined that the certifications have indefinite lives. The amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $11,018 and $3,323, respectively. Estimated future amortization of intangible assets is as follows:

Year ending June 30,
2013 (remaining nine months)	$33,833
2014	42,773
2015	40,393
2016	40,298
2017	40,298
Thereafter	376,638

Total	$574,233

(9) LONG-TERM DEBT

On July 2, 2012, the Company and Zayo Capital, a 100% owned finance subsidiary of the Company that does not have independent assets or operations, issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (collectively the “New Notes”). On July 2, 2012, the Company also entered into a new $250,000 senior secured revolving credit facility and a new $1,620,000 senior secured term loan facility which accrues interest at floating rates (the “New Term Loan Facility”); however, the rate on the Term Loan Facility is subject to a floor of 7.125%. The interest rate in effect on the New Term Loan Facility and revolver on September 30, 2012 was 7.125% and 5.73%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017. The New Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The $30,000 issue discount is being amortized to interest expense over the term of the loan. The terms of the New Term Loan Facility require the Company to make quarterly principal payments of $4,050 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Term Loan Facility agreement.

The Company’s new credit agreement and indentures contain customary representations and warranties, affirmative and negative covenants, and customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, insolvency or inability to pay debts, bankruptcy, or a change of control. The Company is also subject to certain financial covenants including a maximum senior secured leverage ratio, a maximum total leverage ratio, and a minimum fixed charge coverage ratio. The thresholds for the financial covenants become more restrictive over time. As of November 14, 2012, the Company was in compliance with all covenants under the agreements.

As of June 30, 2012, the Company’s debt obligations included a senior note with a balance of $350,122 (net of unamortized premiums and discounts of $122), a term loan with a balance of $305,159 (net of unamortized discount of $8,266) and $30,000 outstanding under the Company’s prior revolver.

A portion of the net proceeds from the New Notes and the New Term Loan Facility, together with cash on hand and equity contributions (See Note 11 – Equity), were used to extinguish the Company’s previously existing term loan and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s $350,000 outstanding aggregate principal amount of previously issued notes, to pay the cash consideration for the AboveNet Acquisition, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,627 associated with debt extinguishment costs, including a cash expense of $39,797 associated with the payment of early redemption fees on the Company’s previous indebtedness and non-cash expenses of $17,032 associated with the write-off of the Company’s unamortized debt issuance costs and $8,144 associated with writing off the net unamortized discount on the debt balances extinguished.

The balances of the New Notes and New Term Loan Facility were $1,250,000 and $1,587,059 (net of the unamortized discount of $28,891), respectively, as of September 30, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

In October 2010, in connection with the AFS merger, the Company provided the former owners of AFS a promissory note in the amount of $4,500. The promissory note is non-interest bearing and is due in full on October 1, 2012. The Company recorded this note at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which is being recognized over the term of the promissory note. During the three months ended September 30, 2012 and 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $44 and $43, respectively. The balance on the promissory note was $4,500 and $4,440 as of September 30, 2012 and June 30, 2012, respectively. The promissory note was paid in full in October 2012.

As of September 30, 2012, no amounts were outstanding on the Company’s new revolver. Standby letters of credit were outstanding in the amount of $6,176 as of September 30, 2012 resulting in $243,824 being available on the revolver as of September 30, 2012. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 4.375% to 5.375% over LIBOR per annum based upon the Company’s leverage ratio. As of September 30, 2012, the interest rate on the Revolver was 5.73%.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of September 30, 2012:

Year ending June 30,
2013 (remaining nine months)	$16,650
2014	16,200
2015	16,200
2016	16,200
2017 and beyond	2,805,200

Total	$2,870,450

As of September 30, 2012 and June 30, 2012, the Company’s current portion of long-term debt was $20,685 and $4,440, respectively, and representing amounts due under the term loan and AFS note as of September 30, 2012 and the carrying value of the AFS promissory note as of June 30, 2012.

Guarantees

The 8.125% senior secured first-priority notes, New Term Loan Facility and New Revolver are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The 10.125% senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. The 8.125% senior secured first-priority notes and the 10.125% senior unsecured notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the New Notes offering, Revolver and the New Term Loan Facility, the Company incurred debt issuance costs of $85,182. These costs will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are immediately expensed.

The unamortized debt issuance costs of $17,032 associated with the Company’s previous indebtedness were expensed in July 2012 upon the settlement of those debt obligations. The balance of debt issuance costs as of September 30, 2012 and June 30, 2012 was $82,179 and $19,706, net of accumulated amortization of $3,003 and $6,187, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $3,003 and $580 during the three months ended September 30, 2012 and 2011, respectively.

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750,000, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to the Company the greater of actual LIBOR or 1.25%, the minimum reference rate on the term loan. The Company entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future changes in LIBOR rates.

ZAYO GROUP, LLC AND SUBSIDIARIES

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three months ended September 30, 2012, $4,484 was recorded as an increase in interest expense for the change in the fair value of the interest rate swap. The fair value of the interest rate swap obligation of $4,484 is included in “Other long term liabilities” in the Company’s condensed consolidated balance sheet as of September 30, 2012.

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

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three month periods ended September 30, 2012 and 2011 are as follows:

	For the three months ended September 30,
	2012	2011
Expected provision at statutory rate	$(28,257)	$2,636
Increase due to:
Non-deductible stock-based compensation	3,668	1,259
State income taxes, net of federal benefit	(3,505)	587
Transactions costs not deductible for tax purposes	910	112
Foreign tax rate differential	(459)	—
Other, net	323	10

(Benefit)/provision for income taxes	$(27,320)	$4,604

Each interim period, management estimates the annual effective tax rate and applies that rate to its reported year-to-date earnings. The tax expense or benefit related to items for which management is unable to make reliable estimates or are significant, unusual, or extraordinary items that will be separately reported, or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year given the significant assumptions inherent in the determination of this item, and management is not able to reliably estimate the annual amount expected to impact the effective tax rate. As such, the tax effect of non-deductible stock-based compensation is recognized in each interim period in which the stock compensation is recorded.

ZAYO GROUP, LLC AND SUBSIDIARIES

The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2008 to 2012; however, to the extent that the Company has an NOL balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves when management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex and as such, it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. As of September 30, 2012 and June 30, 2012, there were no accrued interest or penalties related to uncertain tax positions.

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

(11) EQUITY

Zayo Group was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings, which in turn is wholly owned by CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company, and the contributions are reflected in the Company’s member’s equity. The Company is controlled by the CII Board of Directors, which is in turn controlled by the members of CII in accordance with the rights specified in the CII operating agreement.

In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,353, net of $1,897 in costs associated with raising the additional equity. In June 2012, $133,150 of the net of fees proceeds from the equity raised were contributed to the Company, and the remaining $337,203 was contributed on July 2, 2012. As of July 2, 2012, the equity commitments from CII’s investors have been fulfilled.

As discussed in Note 4 – Spin-off of Business Segment, the Company completed a spin-off of ZPS to Holdings on September 30, 2012. As a result of the spin-off, member’s interest was reduced by $26,569, the carrying value of the net assets of ZPS on the spin of date, as reflected in the consolidated statements of member’s equity for the period ended September 30, 2012.

(12) STOCK-BASED COMPENSATION

Liability Classified Awards

The Company has been given authorization by CII to award 525,000,000 of CII’s common units as profits interests to employees and directors of the Company.

As of September 30, 2012, CII had seven classes of common units with different liquidation preferences—Class A through Class G units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. At September 30, 2012, 360,420,920 common units of CII were issued and outstanding to employees and directors of the Company and 164,579,080 common units of CII were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES

As of September 30, 2012 and June 30, 2012, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	September 30, 2012	June 30, 2012
	(estimated per share value)
Class A	$0.95	$0.92
Class B	0.83	0.81
Class C	0.70	0.68
Class D	0.67	0.65
Class E	0.57	0.55
Class F	0.51	0.49
Class G	0.27	N/A

The liability associated with the common units was $64,635 and $54,367 as of September 30, 2012 and June 30, 2012, respectively. The stock-based compensation expense associated with the common units was $10,267 and $3,494 during the three months ended September 30, 2012 and 2011, respectively.

The holders of common units of CII are not entitled to transfer their units or receive dividends or distributions, except at the discretion of CII’s Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders as defined in the CII operating agreement. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of 20%, occurs if the return multiple realized by a preferred unit holder reaches 3.5 times each respective preferred holder’s combined capital contributions. The Class A common unit holders receive proceeds from a liquidation event once the preferred shareholders capital contributions and accrued dividends are returned. The Class B common unit holders begin sharing in the proceeds of a liquidation event once the Class A common unit holders have been distributed a total of $15,000 of the liquidation proceeds. The Class C common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $40,000 in proceeds. The Class D common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $45,000 in proceeds. The Class E common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $75,000 in proceeds. The Class F common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $95,000 in proceeds. Lastly, the Class G common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $235,000 in proceeds.

Equity Classified Awards

CII has issued preferred units to certain Zayo Group, LLC executives as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense and a related increase to the Company’s member’s interest account of $214 and $210, respectively.

(13) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivable, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivable, and accounts payable approximated their fair values at September 30, 2012 and June 30, 2012 due to the short maturity of these instruments.

The carrying value of the Company’s note obligations reflects the original amounts borrowed, net of unamortized discounts or premiums and was $1,250,000 and $350,122 as of September 30, 2012 and June 30, 2012, respectively. Based on market interest rates for debt of similar terms and average maturities the fair value of the Notes as of September 30, 2012 was estimated to be $1,410,750. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

ZAYO GROUP, LLC AND SUBSIDIARIES

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,587,059 and $305,159 as of September 30, 2012 and June 30, 2012, respectively. The Company’s term loan accrues interest at variable rates based upon LIBOR (with a floor of 1.25%) plus a spread of 5.875%. A hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point would increase the Company’s annual interest expense by approximately $16,200.

The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note to be $359, which is being amortized to interest expense through October, 2012. The fair value of this promissory note is not re-measured each reporting period. The September 30, 2012 book value of the AFS promissory note approximates fair value given the proximity to the date of maturity.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $4,484 were recorded as an increase to interest expense during the three months ended September 30, 2012.

The Company records its stock-based compensation liability at its estimated fair value, as discussed above.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2012	June 30, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$64,635	$54,367
Interest rate swap	Level 2	4,484	—

Total liabilities recorded at fair value		$69,119	$54,367

(14) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At September 30, 2012, the Company was contractually committed for $98,261 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success-based; that is, the Company has executed customer contracts that support the future capital expenditures.

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. When the straight-line expense recorded exceeds the cash outflows during the term of the lease, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease.

ZAYO GROUP, LLC AND SUBSIDIARIES

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year ending June 30,
2013 (remaining nine months)	$34,393
2014	44,524
2015	40,504
2016	36,051
2017	32,247
Thereafter	157,056

$344,775

Outstanding letters of credit

As of September 30, 2012, the Company had $6,176 in outstanding letters of credit, primarily to collateralize surety bonds securing the Company’s performance under various contracts.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and un-asserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and un-asserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(15) RELATED-PARTY TRANSACTIONS

As of September 30, 2012 and June 30, 2012, the Company had a net receivable/(payable) balance with Onvoy, Inc. (“Onvoy”) in the amount of $498 and ($103), respectively, related to services the Company provided to or received from Onvoy.

As discussed in Note 4 – Spin-off of Business Segment, the Company spun-off the ZPS business which was acquired in the AboveNet acquisition to Holdings on September 30, 2012. On the spin-off date ZPS had a net working capital surplus of $10,447. The working capital surplus is to be reimbursed to the Company and as such, on the spin-off date the Company recorded a related party receivable from ZPS in the amount of $10,447.

Revenue and expenses associated with transactions with Onvoy have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy subsequent to their spin-off dates:

	For the Three Months Ended
	September 30,
	2012	2011
Revenue	$1,699	$1,593
Operating costs	(166)	(125)
Selling, general and administrative expenses	(160)	(143)

Net	$1,373	$1,325

On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director of Zayo Group, LLC, purchased $500 of the Company’s notes in connection with the Company’s $100,000 notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest. On July 2, 2012, the Company repurchased Mr. Caruso’s Notes for $541 pursuant to its offer to repurchase all of the outstanding notes of that series.

On July 2, 2012, Matthew Erickson, the President of ZFS, purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors.

ZAYO GROUP, LLC AND SUBSIDIARIES

(16) SEGMENT REPORTING

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

The Company currently operates three business units: ZB, zColo and ZFS. The ZB unit offers primarily lit bandwidth infrastructure services, the zColo unit provides colocation and inter-connection transport services and the ZFS unit is dedicated to marketing and supporting dark fiber related services. Revenues for all of the Company’s products are included in one of these three reporting units. The results of operations for each reporting unit include an allocation of certain corporate overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each reporting unit are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and debt issuance costs.

The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended September 30, 2012
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$152,051	$15,293	$65,892	$—	$233,236
Intersegment revenue	(755)	(2,155)	(633)	—	(3,543)

Revenue from external customers	151,296	13,138	65,259	—	229,693

Gross profit (revenue less operating costs excluding depreciation and amortization)	127,702	7,576	64,370	(2,672)	196,976
Depreciation and amortization	33,432	2,693	18,375	—	54,500
Operating income/(loss)	29,605	807	19,948	(4,158)	46,202
Interest expense	(103)	—	(35)	(62,417)	(62,555)
Loss on extinguishment of debt	—	—	—	(64,975)	(64,975)
Other income, net	18	3	6	558	585
Earnings/(loss) before provision for income taxes	29,520	810	19,919	(130,992)	(80,743)
Total assets	1,781,782	90,174	1,643,265	503,305	4,020,526
Capital expenditures, net of stimulus grant reimbursements	43,847	3,350	19,459	—	66,656

ZAYO GROUP, LLC AND SUBSIDIARIES

	As of and for the three months ended September 30, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$56,544	$9,668	$13,231	$—	$79,443
Intersegment revenue	—	(1,000)	—	—	(1,000)

Revenue from external customers	56,544	8,668	13,231	—	78,443

Gross profit (revenue less operating costs excluding depreciation and amortization)	43,136	4,935	12,758	(536)	60,293
Depreciation and amortization	11,744	1,373	3,945	—	17,062
Operating income/(loss)	13,060	1,817	4,120	(2,066)	16,931
Interest expense	(212)	(54)	(7)	(8,895)	(9,168)
Other (expense)/income, net	(19)	—	1	7	(11)
Earnings/(loss) before provision for income taxes	12,829	1,763	4,114	(10,954)	7,752
Total assets	505,110	53,569	218,863	28,326	805,868
Capital expenditures, net of stimulus grant reimbursements	24,117	900	3,627	—	28,644

Geographic Information

Below is the Company’s revenue based on the location of its entity providing service. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Three Months Ended September 30,
	2012	2011
Revenue
United States	$217,532	$78,443
United Kingdom and others	14,408	—
Eliminations	(2,247)	—

Consolidated Worldwide	$229,693	$78,443

	As of
	September 30, 2012	June 30, 2012
Long-lived assets
United States	$1,500,707	$754,738
United Kingdom and others	59,733	—

Consolidated Worldwide	$1,560,440	$754,738

ZAYO GROUP, LLC AND SUBSIDIARIES

(17) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 9 – Long-term Debt, on July 2, 2012, the Company co-issued, its $750,000 senior secured notes and $500,000 senior unsecured notes with Zayo Capital, its 100% owned finance subsidiary. Both new note issuances are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis (in the case of the secured notes) or a senior unsecured basis (in the case of the unsecured notes) by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital, the co-issuer, does not have independent assets or operations.

The accompanying condensed consolidating financial information has been prepared and is presented with the purpose of displaying the components of the Company’s balance sheets, statements of operations and statements of cash flows in a manner which allows an existing or future holder of the Company’s Notes to review and analyze the current financial position and recent operating results of the legal subsidiaries which guarantee the Company’s debt obligations.

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company.

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

September 30, 2012

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$202,266	$2,432	$9,032	$—	$213,730
Trade receivables, net	60,342	5,919	7,891	—	74,152
Due from related-parties	30,964	220	—	(20,239)	10,945
Prepaid expenses	15,944	1,244	1,907	—	19,095
Deferred income taxes	16,590	—	12,957	—	29,547
Other assets, current	1,379	13	53	—	1,445

Total current assets	327,485	9,828	31,840	(20,239)	348,914

Property and equipment, net	1,452,211	48,496	59,733	—	1,560,440
Intangible assets, net	555,482	22,239	—	—	577,721
Goodwill	1,120,229	6,358	105,477	—	1,232,064
Debt issuance costs, net	82,179	—	—	—	82,179
Investment in USCarrier	12,827	—	—	—	12,827
Deferred income taxes, net	184,242	—	(1,005)	—	183,237
Other assets, non-current	18,783	3,253	1,108	—	23,144
Investment in subsidiary	72,886	—	—	(72,886)	—

Total assets	$3,826,324	$90,174	$197,153	$(93,125)	$4,020,526

Liabilities and member’s equity:
Current liabilities
Accounts payable	$10,402	$88	$1,302	$—	$11,792
Accrued liabilities	119,959	7,476	12,424	—	139,859
Accrued interest	56,182	—	—	—	56,182
Capital lease obligations, current	709	7	—	—	716
Due to related-parties	—	—	20,239	(20,239)	—
Deferred revenue, current	36,847	497	3,676	—	41,020
Current portion of long-term debt	20,685	—	—	—	20,685

Total current liabilities	244,784	8,068	37,641	(20,239)	270,254

Long-term debt, non-current	2,820,859	—	—	—	2,820,859
Capital lease obligations, non-current	3,602	—	—	—	3,602
Deferred revenue, non-current	208,795	1,208	4,323	—	214,326
Stock-based compensation liability	63,051	1,382	202	—	64,635
Other long-term liabilities	10,776	6,630	—	—	17,406

Total liabilities	3,351,867	17,288	42,166	(20,239)	3,391,082

Member’s equity:
Member’s interest	569,810	52,701	150,000	(72,886)	699,625
Accumulated other comprehensive income	—	—	4,452	—	4,452
(Accumulated deficit)/retained earnings	(95,353)	20,185	535	—	(74,633)

Total member’s equity	474,457	72,886	154,987	(72,886)	629,444

Total liabilities and member’s equity	$3,826,324	$90,174	$197,153	$(93,125)	$4,020,526

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 30, 2012

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$149,574	$1,119	—	$—	$150,693
Trade receivables, net	28,992	2,711	—	—	31,703
Due from related-parties	247	27	—	(43)	231
Prepaid expenses	5,973	1,126	—	—	7,099
Deferred income taxes	6,018	—	—	—	6,018
Restricted cash	22,417	—	—	—	22,417
Other assets, current	1,750	7	—	—	1,757

Total current assets	214,971	4,990	—	(43)	219,918

Property and equipment, net	717,890	36,848	—	—	754,738
Intangible assets, net	107,539	21,166	—	—	128,705
Goodwill	129,993	7,446	—	—	137,439
Debt issuance costs, net	19,706	—	—	—	19,706
Investment in USCarrier	12,827	—	—	—	12,827
Deferred income taxes, net	89,378	—	—	—	89,378
Other assets, non-current	8,272	798	—	—	9,070
Investment in subsidiary	61,262	—	—	(61,262)	—

Total assets	$1,361,838	$71,248	—	$(61,305)	$1,371,781

Liabilities and member’s equity:
Current liabilities
Accounts payable	$14,831	$1,349	—	$—	$16,180
Accrued liabilities	42,800	2,712	—	—	45,512
Accrued interest	10,863	—	—	—	10,863
Capital lease obligations, current	1,138	10	—	—	1,148
Due to related-parties	43	—	—	(43)	—
Deferred revenue, current	22,356	584	—	—	22,940
Current portion of long-term debt	4,440	—	—	—	4,440

Total current liabilities	96,471	4,655	—	(43)	101,083

Long-term debt, non-current	685,281	—	—	—	685,281
Capital lease obligations, non-current	10,470	—	—	—	10,470
Deferred revenue, non-current	145,590	1,073	—	—	146,663
Stock-based compensation liability	52,432	1,935	—	—	54,367
Deferred tax liability	—	—	—	—	—
Other long-term liabilities	5,745	2,323	—	—	8,068

Total liabilities	995,989	9,986	—	(43)	1,005,932

Member’s equity:
Member’s interest	408,425	41,704	—	(61,262)	388,867
(Accumulated deficit)/retained earnings	(42,576)	19,558	—	—	(23,018)

Total member’s equity	365,849	61,262	—	(61,262)	365,849

Total liabilities and member’s equity	$1,361,838	$71,248	—	$(61,305)	$1,371,781

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

September 30, 2012

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$202,239	$15,293	$14,408	$(2,247)	$229,693

Operating costs and expenses
Operating costs, excluding depreciation and amortization	23,126	7,716	1,906	(31)	32,717
Selling, general and administrative expenses	73,256	4,630	7,907	—	85,793
Stock-based compensation	10,832	(553)	202	—	10,481
Depreciation and amortization	48,514	2,693	3,293	—	54,500

Total operating costs and expenses	155,728	14,486	13,308	(31)	183,491

Operating income	46,511	807	1,100	(2,216)	46,202

Other expense
Interest expense	(62,442)	3	(116)	—	(62,555)
Loss on extinguishment of debt	(65,525)	—	550	—	(64,975)
Other income, net	585	—	—	—	585
Equity in net earnings of subsidiaries	(873)	—	—	873	—

Total other expense, net	(128,255)	3	434	873	(126,945)

(Loss)/earnings before provision for income taxes	(81,744)	810	1,534	(1,343)	(80,743)
Benefit for income taxes	(28,321)	—	1,001	—	(27,320)

(Loss)/earnings from continuing operations	$(53,423)	$810	$533	$(1,343)	$(53,423)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

September 30, 2011

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$69,775	$9,668	$—	$(1,000)	$78,443

Operating costs and expenses
Operating costs, excluding depreciation and amortization	13,416	4,734	—	—	18,150
Selling, general and administrative expenses	21,009	1,587	—	—	22,596
Stock-based compensation	3,546	158	—	—	3,704
Depreciation and amortization	15,689	1,373	—	—	17,062

Total operating costs and expenses	53,660	7,852	—	—	61,512

Operating income	16,115	1,816	—	(1,000)	16,931

Other expense
Interest expense	(9,114)	(54)	—	—	(9,168)
Other expense, net	(11)	—	—	—	(11)
Equity in net earnings of subsidiaries	762	—	—	(762)	—

Total other expense, net	(8,363)	(54)	—	(762)	(9,179)

Earnings before provision for income taxes	7,752	1,762	—	(1,762)	7,752
Provision for income taxes	4,604	—	—	—	4,604

Net earnings/(loss)	$3,148	$1,762	$—	$(1,762)	$3,148

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2012

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Total
Net cash provided by operating activities	$71,435	$5,202	$2,433	$79,070

Cash flows from investing activities:
Purchases of property and equipment	(61,901)	(3,253)	(1,502)	(66,656)
Proceeds from sale of equipment	—	—	—	—
Acquisitions, net of cash acquired	(2,336,057)	—	7,892	(2,328,165)

Net cash (used in)/provided by investing activities	(2,397,958)	(3,253)	6,390	(2,394,821)

Cash flows from financing activities:
Equity contributions	337,203	—	—	337,203
Dividend received/(paid)	636	(636)	—	—
Proceeds from long-term debt	2,840,000	—	—	2,840,000
Principal repayments on long-term debt	(697,475)	—	—	(697,475)
Early redemption fees on debt extinguishment	(39,797)	—	—	(39,797)
Changes in restricted cash	22,415	—	—	22,415
Principal repayments on capital lease obligations	(378)	—	—	(378)
Cash contributed to ZPS	(2,424)	—	—	(2,424)
Deferred financing costs	(82,508)	—	—	(82,508)

Net cash provided/(used) by financing activities	2,377,672	(636)	—	2,377,036

Cash flows from discontinued operations
Net cash provided by operating activities	1,544	—	—	1,544

Effect of changes in foreign exchange rates on cash	—	—	208	208

Net increase in cash and cash equivalents	52,692	1,313	9,032	63,037

Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693

Cash and cash equivalents, end of period	$202,266	$2,432	$9,032	$213,730

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2011

			Other Non-
	Zayo Group,	Guarantor	Guarantor
	LLC	Subsidiaries	Subsidiaries	Total
Net cash provided by operating activities	$21,735	$2,490	$—	$24,225

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(27,744)	(900)	—	(28,644)

Net cash used in investing activities	(27,744)	(900)	—	(28,644)

Cash flows from financing activities:
Equity contributions	100	—	—	100
Dividend received/(paid)	1,400	(1,400)	—	—
Principal repayments on capital lease obligations	(229)	—	—	(229)

Net cash provided by/(used in) financing activities	1,271	(1,400)	—	(129)

Net (decrease)/increase in cash and cash equivalents	(4,738)	190	—	(4,548)
Cash and cash equivalents, beginning of period	24,213	1,181	—	25,394

Cash and cash equivalents, end of period	$19,475	$1,371	$—	$20,846

(18) SUBSEQUENT EVENTS

Amendment to Credit Agreement

On October 5, 2012, the Company and Zayo Capital Inc. entered into an amendment to the Company’s original credit agreement (the “Amendment”). Under the terms of the Amendment, the Company’s $1,620,000 term loan will bear interest at LIBOR plus 4.0% or base rate plus 3.0%, which represents a decrease of 187.5 basis points from the original credit agreement. The Company’s revolving credit facility, which is undrawn as of November 14, 2012, will bear interest at LIBOR plus 3.5% (based on the Company’s current leverage ratio), which represents a decrease of 187.5 basis points from the original credit agreement. In connection with the Amendment, the Company incurred a re-pricing premium of $16,200 which was paid with cash on hand.

In addition, the Company amended certain terms and provisions of the original credit agreement, including increasing its incremental capacity, removing any leverage limitations on future acquisitions and reducing the revolving credit facility to $225,000 from $250,000.

See Note 3 – Acquisitions, for a discussion of acquisitions that have closed subsequent to year end or are pending as of November 14, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that are not historical by nature constitute “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 14, 2012 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on September 14, 2012.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

Overview

Introduction

We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense metropolitan, regional, and national fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms, medical and health care institutions and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which average more than three years in length (and average approximately six years for fiber-to-the-tower services). Our dark fiber contracts are generally longer term in nature, averaging approximately twelve years. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.

As of September 30, 2012, our fiber networks spanned approximately 63,711 route miles and 4,773,000 fiber miles, served 231 geographic markets in the United States and Europe, and connected to 10,258 buildings, including 2,664 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Memphis, Tennessee; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the year ended June 30, 2013 as “Fiscal 2013.”

Our Business Units

We are organized into three business units: Zayo Bandwidth (“ZB”), Zayo Colocation (“zColo”) and Zayo Fiber Solutions (“ZFS”). Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.

Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our regional and metropolitan fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of private line, wavelength, and Ethernet services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carrier (“IXCs”), Rural Local Exchange Carrier (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers), media and content companies, cable and satellite video providers, commercial banks, brokerage houses, insurance companies, investment banks, social networking companies, web-centric companies, law firms, medical and health care institutions and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Memphis, Tennessee; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 300 domestic and international networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of September 30, 2012 and June 30, 2012, the zColo unit managed 136,236 and 96,275 square feet of billable colocation space, respectively.

Zayo Fiber Solutions. Through our ZFS unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. ZFS’s customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, social networking companies, web-centric companies, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly basis for these services.

Recent Developments

Pending and Recently Closed Acquisitions

USCarrier Telecom, LLC (“USCarrier”)

In connection with our October 1, 2010 merger with American Fiber Systems Holdings Corporation, we acquired an ownership interest in USCarrier consisting of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units in USCarrier.

On August 16, 2012, we entered into a Unit Purchase Agreement (the “Unit Agreement”) to acquire all remaining ownership units of USCarrier. On October 1, 2012, the transaction contemplated by the Unit Agreement was consummated at which time we acquired 100% of the outstanding equity interest in USCarrier for a purchase price of $15.9 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

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

First Telecom Services, LLC (“First Telecom”)

On October 12, 2012, we entered into a Membership Interest Purchase Agreement with First Communications, Inc, the parent of First Telecom, an Ohio limited liability company. Upon the close of the transaction contemplated by the agreement, we will acquire 100 % of the equity interest in First Telecom. The purchase price, subject to certain adjustments at closing and post-closing, is $110.0 million and will be paid with cash on hand. The agreement is subject to customary closing conditions (including regulatory approval) and includes customary representations, warranties, covenants and agreements.

First Telecom is a provider of bandwidth infrastructure services throughout the Northeastern and Midwestern United States. First Telecom manages a network of over 8,000 route miles of fiber and approximately 500 on-net buildings. It is focused on providing dark fiber and wavelength services across an 11 state footprint, with the highest concentration of network and revenue in Pennsylvania and Ohio.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services through 21 acquisitions and asset purchases.

AboveNet Inc. (“AboveNet”)

On March 18, 2012, we entered into an Agreement and Plan of Merger with AboveNet, a publicly traded-company listed on the New York Stock Exchange. On July 2, 2012, the closing of the transaction contemplated by the agreement occurred, pursuant to which we acquired 100% of the outstanding capital stock of AboveNet for a purchase price of approximately $2,212.4 million in cash, net of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet’s commercial strategy has been consistent with the Company’s; that is, to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. AboveNet provides lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operates a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with our own, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet has also grown a very strong base of business with enterprise clients, particularly within the financial services segment.

The acquisition of AboveNet has added 20,590 new route miles and approximately 2,500,000 fiber miles to our network and adds connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which house some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allows AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks serve 14 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also include many private data centers and hub locations that are important for AboveNet’s customers. AboveNet uses under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.

Included in the purchase price was a business segment which provided professional services to certain users of bandwidth capacity. As the professional services business segment (“Zayo Professional Services” or “ZPS”) did not align with our primary focus of providing bandwidth infrastructure services, the segment was spun-off to Holdings on September 30, 2012.

The results of the acquired AboveNet business, excluding ZPS, are included in the operating results of the ZB, ZFS and zColo business units beginning July 2, 2012.

FiberGate Holdings, Inc. (“FiberGate”)

On June 4, 2012, we entered into an agreement to acquire 100% of the equity interest in FiberGate, a privately held corporation, incorporated in the Commonwealth of Virginia. On August 31, 2012, the closing of the transaction occurred, pursuant to which we acquired 100% of the outstanding equity interest in FiberGate for a purchase price of $117.5 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

Headquartered in Alexandria, Virginia, FiberGate is a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate acquisition adds 779 route miles and 183,000 fiber miles to our metro fiber network in and around the capital region. FiberGate also has 317 on-net buildings, including key government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services to the federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and carrier customers.

The results of the acquired FiberGate business are included in the operating results of the ZFS business unit beginning August 31, 2012.

Acquisition of 360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase price of approximately $317.9 million, net of approximately $1.0 million in cash acquired and net of an assumed working capital deficiency of approximately $26.0 million. Included in the $317.9 million purchase price was VoIP 360, Inc. (“VoIP360”), a legal subsidiary of 360networks. The VoIP360 entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective January 1, 2011, we spun-off our voice operations to Holdings in order to maintain focus on our Bandwidth Infrastructure business. Concurrently with the closing of the 360networks acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities that were contributed to Holdings to be $11.7 million.

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

Acquisition of Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, we entered into an Asset Purchase Agreement with MarquisNet. The transactions contemplated by the agreement closed on the same date, at which time our zColo business unit acquired substantially all of the net assets of MarquisNet for a purchase price of $15.5 million. The acquisition was funded with a draw on our revolving line-of-credit. As a result of a disconnection notice from this customer, the purchase price was reduced and we received a $1,875 refund from escrow during the three months ended September 30, 2012. The $1,875 refund resulted in a reduction to the acquired goodwill. The acquisition was funded with a draw on the Company’s revolving line-of-credit.

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

In addition, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.4 million, net of $1.9 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012 and the remaining $337.2 million was contributed on July 2, 2012.

A portion of the proceeds from the equity contribution, together with (i) the net proceeds from the Notes and the New Term Loan Facility, and (ii) cash on hand, were used to pay the outstanding portion of our existing credit facilities, to finance the cash tender offer for and subsequent redemption of our $350.0 million outstanding aggregate principal amount of our existing notes, to pay the cash consideration for the AboveNet Acquisition and pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a non-cash expense of $17.0 million associated with the writing-off of our unamortized debt financing costs, a cash expense of $39.5 million associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8.1 million associated with writing off the net unamortized discount on the extinguished debt balances. In connection with the Notes Offering and the New Term Loan Facility, we recorded an original issue discount of $30.0 million and incurred debt issuance costs of $85.2 million. These costs and the original issue discount will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750,000, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contract states that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to us the greater of actual LIBOR or 1.25%, the minimum reference rate on the term loan. We entered in to the forward-starting swap arrangements to take advantage of the current favorable interest rate environment.

On October 5, 2012, we entered into a second amendment to our original credit agreement. Per the terms of the amendment, our $1.62 billion term loan will bear interest at LIBOR plus 4.0%, which represents a downward adjustment of 187.5 basis points from the original credit agreement. Our revolving credit facility, which is undrawn as of November 14, 2012, will bear interest at LIBOR plus 3.5% (based on our current leverage ratio), which represents a downward adjustment of 187.5 basis points from the original credit agreement. In connection with the Amendment, we incurred a re-pricing premium of $16.2 million which was paid with cash on hand.

Substantial Capital Expenditures

During the three months ended September 30, 2012 and 2011, we invested $66.7 million (net of stimulus grant reimbursements) and $28.6 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

As a result of the growth of our business from the acquisitions, discussed above, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Results of Operations

	Three months ended September 30,
	2012		2011
	(amounts in thousands)
Revenue
Zayo Bandwidth	$152,051	66%	$56,544	72%
Zayo Fiber Solutions	65,892	29	13,231	17
zColo	15,293	7	9,668	12
Intercompany eliminations	(3,543)	(2)	(1,000)	(1)

Total Revenue	229,693	100	78,443	100

Operating costs and expenses
Operating costs, excluding depreciation and amortization	32,717	14	18,150	23
Selling, general and administrative expenses	85,793	37	22,596	29
Stock-based compensation	10,481	5	3,704	5
Depreciation and amortization	54,500	24	17,062	22

Total operating costs and expenses	183,491	80	61,512	78

Operating income	46,202	20	16,931	22

Interest expense, net	(62,555)	(27)	(9,168)	(12)
Loss on extinguishment of debt	(64,975)	(28)	—	—
Other income/(expense), net	585	—	(11)	0

(Loss)/earnings from continuing operations before income taxes	(80,743)	(35)	7,752	10

Benefit/(provision) for income taxes	(27,320)	(12)	4,604	6

(Loss)/earnings from continuing operations	$(53,423)	(23)%	$3,148	4%

EBITDA (add backs)
Depreciation and amortization	$54,500		$17,062
Interest expense	62,555		9,168
Loss on extinguishment of debt	64,975
Provision for income taxes	(27,320)		4,604
Foreign currency gain on intercompany loans	(550)
Stock-based compensation	10,481		3,704
Transaction costs	11,383		330

Adjusted EBITDA	$122,601	53%	$38,016	48%

Selected cash flow data
Net cash flows provided by operating activities	$79,070		$24,225
Purchases of property and equipment, net of stimulus grants	(66,656)		(28,644)
Acquisitions	(2,328,165)		—

Net cash flows used in investing activities	$(2,394,821)		$(28,644)

Net cash flows provided by financing activities	$2,377,036		$(129)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

Our total revenue increased by $151.3 million, or 193%, from $78.4 million to $229.7 million for the three months ended September 30, 2011 and 2012, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions. The monthly recurring revenue on the acquisition date of the acquired 360networks, MarquisNet, Arialink, AboveNet and FiberGate businesses was approximately $7.0 million, $0.6 million, $0.4 million, $40.1 million and $1.4 million, respectively. The remaining increase in revenue recognized during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was a result of organic growth. As a result of internal sales efforts since September 30, 2011, we have entered into $754.0 million in gross new sales contracts, which will represent an additional $11.3 million in monthly revenue once installation on those contracts is accepted. Since September 30, 2011, we have received acceptance on gross installations that have resulted in additional monthly revenue of $9.9 million as of September 30, 2012 as compared to September 30, 2011. This increase in revenue related to our organic growth is partially offset by total customer churn of $7.1 million in monthly revenue since September 30, 2011.

The following table reflects the stratification of our revenues during these periods:

	Three months ended September 30,
	2012		2011
	(in thousands)
Monthly recurring revenue	$220,040	96%	$74,410	95%
Amortization of deferred revenue	7,814	3	2,580	3
Other revenue	1,839	1	1,453	2

Total revenue	$229,693	100%	$78,443	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $95.5 million, or 169%, from $56.5 million to $152.1 million for the three months ended September 30, 2011 and 2012, respectively. The increase is a result of both acquisitions and organic growth. Of the approximately $49.5 million in acquired monthly recurring revenue from our acquisitions that were consummated subsequent to October 1, 2011, approximately $30.1 million was assigned to the ZB operating segment. Since September 30, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $7.1 million as of September 30, 2012, as compared to September 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $4.8 million in monthly revenue since September 30, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $52.7 million, or 399%, from $13.2 million to $65.9 million during the three months ended September 30, 2011 and 2012, respectively. The increase is a result of both acquisitions and organic growth. Of the approximately $49.5 million in acquired monthly recurring revenue from our acquisitions that were consummated subsequent to October 1, 2011, approximately $16.4 million was assigned to the ZFS operating segment. Since September 30, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $1.9 million as of September 30, 2012, as compared to September 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $0.8 million in monthly revenue since September 30, 2011.

zColo. Our revenues from our zColo segment increased by $5.6 million, or 58% from $9.7 million to $15.3 million during the three months ended September 30, 2011 and 2012, respectively. The increase is a result of acquisition and organic growth. Of the approximately $49.5 million in acquired monthly recurring revenue from our acquisitions that were consummated subsequent to October 1, 2011, approximately $3.0 million was assigned to the zColo operating segment. Since September 30, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.8 million as of September 30, 2012, as compared to September 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.8 million in monthly revenue since September 30, 2011. Also contributing to the revenue growth is additional intercompany revenue from colocation sites acquired from AboveNet. During the three months ended September 30, 2012, zColo recognized an additional $1.1 million in intercompany revenue from newly acquired colocation facilities. Additionally, during the quarter ended September 30, 2012, the ZB segment transferred approximately $0.3 million in colocation related services to the zColo segment which had historically been recorded by ZB.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $14.6 million, or 80% from $18.2 million to $32.7 million for the three months ended September 30, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to September 30, 2011 and additional costs associated with the our Fiscal 2012 and Fiscal 2013 acquisitions. The 80% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 193%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period’s installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012	2011
	(in thousands)
Compensation and benefits expenses	$33,375	$10,442
Network operations expenses	27,492	7,077
Other SG&A expenses	13,543	4,747
Transaction costs	11,383	330

Total SG&A expenses	$85,793	$22,596

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $22.9 million, or 220%, from $10.4 million to $33.4 million for the three months ended September 30, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At September 30, 2012, we had 1,035 full time employees compared to 399 full time employees at September 30, 2011. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Network Operations Expenses. Network operations expenses increased by $20.4 million, or 288%, from $7.1 million to $27.5 million for the three months ended September 30, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $8.8 million, or 185%, from $4.7 million to $13.5 million for the three months ended September 30, 2011 and 2012, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2012 and Fiscal 2011 acquisitions.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs increased during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 by $11.1 million as a result of costs associated with our acquisitions of AboveNet, FiberGate, USCarrier and FirstTelecom.

Stock-Based Compensation

Stock-based compensation expenses increased by $6.8 million, or 183%, from $3.7 million to $10.5 million during the three months ended September 30, 2011 and 2012, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended September 30, 2012 and 2011.

	Estimated fair value as of
Common Units	June 30, 2012	September 30, 2012	June 30, 2011	September 30, 2011
Class A	$0.92	$0.95	$0.81	$0.83
Class B	$0.81	$0.83	$0.58	$0.59
Class C	$0.68	$0.70	$0.33	$0.36
Class D	$0.65	$0.67	$0.31	$0.34
Class E	$0.55	$0.57	$0.23	$0.25
Class F	$0.49	$0.51	n/a	n/a
Class G	n/a	$0.27	n/a	n/a

The increase in the value of the common units is primarily a result of our organic growth since October 1, 2011 and synergies realized or expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased by $37.4 million, or 219%, from $17.1 million to $54.5 million for the three months ended September 30, 2012 and 2013, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since September 30, 2011, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $162.2 million in capital expenditures since September 30, 2011.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2012 and 2011, respectively.

	Three months ended September 30,
	2012	2011
	(in thousands)
Interest expense	$(62,555)	$(9,168)
Loss on extinguishment of debt	(64,975)	—
Other income, net	585	(11)

Total other expenses, net	$(126,945)	$(9,179)

Interest Expense

Interest expense increased by $53.4 million, or 582%, from $9.2 million to $62.6 million for the three months ended September 30, 2011 and 2012, respectively. The increase is a result of our increased indebtedness during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swap during the three months ended September 30, 2012. We recorded an increase to interest expense of $4.5 million during the three months ended September 30, 2012 as a result of the change in the fair value of our interest rate swap.

Loss on extinguishment of debt

In connection with the debt refinancing activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.1 million associated with the write-off of the net unamortized discount on the extinguished debt balances.

Other income, net

Other income, net during the three months ended September 30, 2012 primarily relates to an unrealized foreign currency gain on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K foreign subsidiary. The intercompany loan balance is eliminated in consolidation, however the strengthening of the British pound over the U.S. dollar during the three months ended September 30, 2012 resulted in a unrealized foreign exchange gain of $0.6 million at our foreign subsidiary.

Provision for Income Taxes

The Company recorded a benefit from income taxes of $27.3 million during the three months ended September 30, 2012 as compared to an income tax expense of $4.6 million during the three months ended September 30, 2011. Our provision/(benefit) for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.

	For the three months ended September 30,
	2012	2011
Expected provision at statutory rate	$(28,257)	$2,636
Increase due to:
Non-deductible stock-based compensation	3,668	1,259
State income taxes, net of federal benefit	(3,505)	587
Transactions costs not deductible for tax purposes	910	112
Foreign tax rate differential	(459)	—
Other, net	323	10

(Benefit)/provision for income taxes	$(27,320)	$4,604

Adjusted EBITDA

We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance, and these financial measures are among the primary measures used by management for planning and forecasting of future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and makes it easier to compare our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA as we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our credit agreement. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by us during the quarter in which the debt compliance certification is due. Under the terms of our New Credit Facilities supporting our $1,620.0 million New Term Loan, we must not exceed a consolidated leverage ratio (funded debt to annualized modified EBITDA), as determined under the New Credit Agreement, of 6.25 times the last quarter’s annualized modified EBITDA. This total leverage ratio steps down in future periods with the next step down occurring on October 1, 2013 when the leverage ratio adjusts to 6.0 times the quarter’s annualized modified EBITDA.

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended September 30, 2012
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	$29.5	$0.8	$19.9	$(101.9)	$(51.6)
Earnings from discontinued operations, net of taxes	—	—	—	(1.8)	(1.8)
Interest expense	0.1	—	—	62.4	62.5
Benefit for income taxes	—	—	—	(27.3)	(27.3)
Depreciation and amortization expense	33.4	2.7	18.4	—	54.5
Transaction costs	7.4	1.6	2.4	—	11.4
Stock-based compensation	4.6	(0.6)	3.8	2.6	10.5
Loss on extinguishment of debt	—	—	—	65.0	65.0
Foreign currency gain on intercompany loans	—	—	—	(0.6)	(0.6)

Adjusted EBITDA	$75.0	$4.5	$44.6	$(1.5)	$122.6

	Three months ended September 30, 2011
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Earnings/(loss) from continuing operations	$12.8	$1.8	$4.1	$(15.6)	$3.1
Interest expense	0.2	0.1	—	8.9	9.2
Income tax expense	—	—	—	4.6	4.6
Depreciation and amortization expense	11.8	1.4	3.9	—	17.1
Transaction costs	0.2	—	0.1	—	0.3
Stock-based compensation	1.2	0.1	0.3	2.1	3.7

Adjusted EBITDA	$26.2	$3.4	$8.4	$0.0	$38.0

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows,” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service

We have financial covenants under the agreements governing our Notes and New Term Loan Facility that, under certain circumstances, restrict our ability to incur additional indebtedness. Among other limitations, the financial covenants contained in the agreements governing our New Term Loan Facility prohibit us from maintaining total secured indebtedness of more than 5.0 times our previous quarter’s annualized modified EBITDA and total funded debt of 6.25 times our previous quarter’s modified EBITDA. The senior secured leverage ratio and the total debt leverage ratio step down in future years with the next step down occurring on October 1, 2013 when the minimum leverage ratio drops to 4.75 times and 6.0 times our previous quarter’s annualized modified EBITDA, respectively. The modified EBITDA, as defined in the credit agreement, is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma effect of and expected synergies from the companies acquired by us during the quarter for which the debt compliance certification is due. In addition, the indenture governing our Notes limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indenture governing the Notes) to a pro forma secured debt ratio of 4.5 times our previous quarter’s annualized modified EBITDA and limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA.

On July 2, 2012, in connection with our refinancing activities (See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Equity Financing,” above), we early redeemed our Existing Notes for $389.4 million.

As of September 30, 2012, we had $213.7 million in cash and cash equivalents and working capital of $78.7 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. As of September 30, 2012, we had $243.8 million available under our revolving credit facility. In October 2012, we amended certain terms and provisions of our credit agreement, including reducing the revolving credit facility to $225.0 million from $250.0 million. On a pro-forma basis, giving effect to the October 2012 amendment to the credit agreement, we had $218.8 million available under our revolving credit facility.

Our capital expenditures, net of stimulus grants, increased by $38.0 million, or 133%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 from $28.6 million to $66.7 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our bigger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network (in part driven by fiber-to-the-tower activities) for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our new $225.0 million revolving credit facility), equity contributions, and available cash on hand.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$79,070	$24,225
Net cash used in investing activities	(2,394,821)	(28,644)
Net cash provided by financing activities	2,377,036	(129)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $54.9 million, or 227%, from $24.2 million to $79.1 million during the three months ended September 30, 2011 and 2012, respectively. Net cash flows from operating activities during the three months ended September 30, 2012 represents the loss from continuing operations of $53.4 million, plus the add backs of non-cash items deducted in the determination of net loss principally depreciation and amortization of $54.5 million, the deferred tax provision of $29.8 million and stock-based compensation expense of $10.5 million, plus losses on extinguishment of debt of $65.0 million, less amortization of deferred revenue of $7.8 million, plus or minus the net change in working capital components.

Net cash flows from operating activities during the three months ended September 30, 2011 represents our earnings from continuing operations of $3.1 million, plus the add back to our net earnings of non-cash items deducted in the determination of net earnings, principally depreciation and amortization of $17.1 million, the deferred tax provision of $4.5 million and non-cash stock-based compensation expense of $3.7 million, plus or minus the net change in working capital components.

The increase in net cash flows from operating activities during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily a result of additional earnings and synergies realized from our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth.

Cash Flows Used for Investing Activities

We used cash in investing activities of $2,394.8 million and $28.6 million during the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $117.5 million for the acquisition of FiberGate and $66.7 million in additions to property and equipment, net of stimulus grant reimbursements.

During the three months ended September 30, 2011, our principal use of cash for investing activities was $28.6 million in additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by/(used in) financing activities was $2,377.0 million and $(0.1) million during the three months ended September 30, 2012 and 2011, respectively. Our cash flows from financing activities during the three months ended September 30, 2012 primarily comprise $2,840.0 million from the proceeds from long-term borrowings, $337.2 million in equity contributions from Holdings and $22.4 million in transfers of cash out of restricted cash accounts. This cash inflow was partially offset by $82.5 million in debt issuance costs, $697.5 million in principal repayments on long-term debt obligations, $39.8 million in early redemption fees on debt extinguishments, and $0.4 million in principal payments on capital leases and during the three months ended September 30, 2012.

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

As of September 30, 2012, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a $1,620 million New Term Loan, the $4.5 million seller note due to the former owners of AFS, and $4.3 million of capital lease obligations. As of November 14, 2012, we had $218.8 million available for borrowing under our revolving credit facility (our “New Credit Facility”).

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,410.8 million as of September 30, 2012. Our Secured Notes and Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.

Both our New Revolving Credit Facility and our New Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2012, the applicable interest rate on our New Revolving Credit Facility was 5.73% and the rate on our New Term Loan Facility was 7.125%. A hypothetical increase in the applicable interest rate on our New Term Loan Facility of one percentage point would increase our annual interest expense by approximately $16.2 million.

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contract states that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to us the greater of actual LIBOR or 1.25%, the minimum reference rate on the term loan. We entered in to the forward-starting swap arrangements to take advantage of the current favorable interest rate environment. Changes in the fair value of the interest rate swaps of $4.5 million were recorded as an increase to interest expense during the three months ended September 30, 2012.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

With our recent acquisition of AboveNet, we have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2012, our foreign activities accounted for 6.4% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize risk.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012 as a result of the material weakness discussed above and due to the limited amount of time which has lapsed since the identification of the material weakness. As the control deficiency related to non-routine transactions, the Company has not had an opportunity to assess the effectiveness of the remediation control as of November 14, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, other than the change to the risk factors disclosed below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Risk factors related to interest rate swaps

We enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. If such events occur, our results of operations may be adversely affected.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. dated as of March 18, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on March 19, 2012).

2.2	Agreement and Plan of Merger by and among FiberGate Holdings, Inc., Zayo Group, LLC, Zayo FM Sub, Inc., William J. Boyle and Louis M. Brown, Jr., dated June 4, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2012).

2.3	Membership Interest Purchase Agreement by and between First Communications, Inc. and Zayo Group, LLC dated October 12, 2012. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with SEC on October 17, 2012)

3.1	Certificate of Formation of Zayo Group, LLC, as amended. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

4.1	Secured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.2	Unsecured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.3	Secured Notes First Supplemental Indenture, dated as of July 2, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

4.4	Unsecured Notes First Supplemental Indenture, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corp, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.1	Credit Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the lenders party thereto, SunTrust Bank, as issuing bank, SunTrust Bank, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent for the term loan facility, SunTrust Bank, as administrative agent for the revolving loan facility, Morgan Stanley Senior Funding, Inc. and Barclays Bank plc, as co-syndication agents and joint lead arrangers for the term loan facility, SunTrust Robinson Humphrey, Inc., as lead arranger for the revolving loan facility, Morgan Stanley Senior Funding, Inc., Barclays Bank plc and RBC Capital Markets, as joint bookrunners for the term loan facility and RBC Capital Markets, as documentation agent for the term loan facility (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.2	Amendment No. 1 to the Credit Agreement, dated as of July 17, 2012 entered into by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the signatory lenders(incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K filed with the SEC on September 14, 2012).

10.3	Amendment No. 2 to Credit Agreement, dated as of October 5, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Morgan Stanley Senior Funding, Inc., as a joint lead arranger and joint bookrunner for the Amendment, Barclays Bank PLC, as a joint lead arranger, joint bookrunner and syndication agent for the Amendment and the undersigned lender. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 5, 2012).

10.4	Collateral Agency and Intercreditor Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the New Term Loan Facility under the credit agreement, SunTrust Bank, as administrative agent for the New Revolving Loan Facility under the credit agreement, SunTrust Bank, as joint collateral agent and The Bank of New York Mellon Trust Company, N.A., as initial notes authorized representative. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.5	Security Agreement, dated as of July 2, 2012, Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, and SunTrust Bank, as the collateral agent for the secured parties (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.6	Registration Rights Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2012).

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

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

*	Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date: November 14, 2012	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer