Form 10-Q
period 2012-12-31
Zayo Group LLC
filed 2013-02-08
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR
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

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$97,614	$150,693
Trade receivables, net of allowance of $2,272 and $911 as of December 31, 2012 and June 30, 2012, respectively	84,579	31,703
Due from related-parties	10,560	231
Prepaid expenses	13,295	7,099
Deferred income taxes, net	25,031	6,018
Restricted cash	—	22,417
Other assets	5,181	4,429
Total current assets	236,260	222,590
Property and equipment, net	1,657,791	754,738
Intangible assets, net	609,435	128,705
Goodwill	1,373,733	193,331
Debt issuance costs, net	91,638	19,706
Investment in USCarrier	—	12,827
Deferred income taxes, net	95,123	30,687
Other assets	26,023	9,070
Total assets	$4,090,003	$1,371,654
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$4,440
Accounts payable	31,005	16,180
Accrued liabilities	140,679	45,385
Accrued interest	55,569	10,863
Capital lease obligations, current	4,380	1,148
Deferred revenue, current	44,585	22,940
Total current liabilities	292,418	100,956
Long-term debt, non-current	2,819,525	685,281
Capital lease obligation, non-current	3,610	10,470
Deferred revenue, non-current	247,681	146,663
Stock-based compensation liability	97,866	54,367
Other long-term liabilities	15,029	8,068
Total liabilities	3,476,129	1,005,805
Commitments and contingencies (Note 10)
Member’s equity
Member’s interest	704,120	388,867
Accumulated other comprehensive income	4,384	—
Accumulated deficit	(94,630)	(23,018)
Total member’s equity	613,874	365,849
Total liabilities and member’s equity	$4,090,003	$1,371,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue	$243,504	$88,974	$473,198	$167,417
Operating costs and expenses
Operating costs, excluding depreciation and amortization	34,888	19,275	67,605	37,425
Selling, general and administrative expenses, excluding stock-based compensation	73,048	26,059	158,842	48,655
Stock-based compensation	33,445	10,372	43,926	14,077
Depreciation and amortization	57,978	19,820	112,478	36,882
Total operating costs and expenses	199,359	75,526	382,851	137,039
Operating income	44,145	13,448	90,347	30,378
Other expenses
Interest expense	(52,635)	(11,504)	(115,189)	(20,672)
Loss on extinguishment of debt	(5,707)	—	(70,682)	—
Other income/(expense), net	224	(19)	809	(29)
Total other expenses, net	(58,118)	(11,523)	(185,062)	(20,701)
(Loss)/earnings from continuing operations before provision for income taxes	(13,973)	1,925	(94,715)	9,677
Provision/(benefit) for income taxes	6,025	2,994	(21,295)	7,598
(Loss)/earnings from continuing operations	(19,998)	(1,069)	(73,420)	2,079
Earnings from discontinued operations, net of income taxes	—	—	1,808	—
Net (loss)/earnings	$(19,998)	$(1,069)	$(71,612)	$2,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Net (loss)/earnings	$(19,998)	$(1,069)	$(71,612)	$2,079
Foreign currency translation adjustments	(68)	—	4,384	—
Comprehensive (loss)/income	$(20,066)	$(1,069)	$(67,228)	$2,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2012
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2012	$388,867	$—	$(23,018)	$365,849
Capital contributed	341,483	—	—	341,483
Spin-off of Zayo Professional Services (Note 3)	(26,659)	—	—	(26,659)
Preferred stock-based compensation	429	—	—	429
Foreign currency translation adjustment	—	4,384	—	4,384
Net loss	—	—	(71,612)	(71,612)
Balance at December 31, 2012	$704,120	$4,384	$(94,630)	$613,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2012	2011
Cash flows from operating activities
Net (loss)/earnings	$(71,612)	$2,079
Earnings from discontinued operations	1,808	—
(Loss)/earnings from continuing operations	(73,420)	2,079
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Depreciation and amortization	112,478	36,882
Loss on extinguishment of debt	70,682	—
Non-cash interest expense	13,973	1,564
Stock-based compensation	43,926	14,077
Amortization of deferred revenues	(15,947)	(5,688)
Additions to deferred revenue	23,336	24,373
Provision for bad debts	1,385	314
Deferred income taxes	(22,072)	6,631
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(22,111)	(2,773)
Prepaid expenses	12,000	441
Other assets	(7,702)	(166)
Accounts payable and accrued liabilities	50,260	(19,431)
Payables to related parties, net	(3,660)	(925)
Other liabilities	2,280	(69)
Net cash provided by operating activities of continuing operations	185,408	57,309

Cash flows from investing activities
Purchases of property and equipment	(132,459)	(62,817)
Broadband stimulus grants received	6,894	2,798
Acquisition of Abovenet, Inc., net of cash acquired	(2,212,492)	—
Acquisition of FiberGate, net of cash acquired	(118,335)	—
Acquisition of USCarrier Telecom, LLC, net of cash acquired	(15,949)	—
Acquisition of First Telecom Services, LLC, net of cash acquired	(110,420)	—
Acquisition of Litecast/Balticore, LLC, net of cash acquired	(22,177)	—
Acquisition of 360networks Holdings (USA)., net of cash acquired	—	(318,042)
Acquisition of Mercury Marquis Holdings LLC, net of cash acquired	—	(15,456)
Arialink, purchase consideration returned	797	—
Mercury Marquis Holdings, LLC purchase consideration returned	1,875	—
Proceeds from principal payments received on related party loans	3,000	—
Net cash used in investing activities of continuing operations	(2,599,266)	(393,517)

		(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands) (continued)

	Six months ended
	December 31,
	December 31, 2012	December 31, 2011
Cash flows from financing activities
Equity contributions	341,483	100
Return of capital	—	(46)
Principal repayments on capital lease obligations	(581)	(497)
Principal payments on long-term debt	(886,846)	—
Payment of early redemption fees on debt extinguished	(55,997)	—
Proceeds from issuance of long-term debt	3,024,417	335,550
Payment of deferred debt issuance costs	(83,404)	(9,022)
Advance from Communication Infrastructure Investments, LLC	—	10,951
Change in restricted cash, net	22,412	(361)
Cash contributed to ZPS (Note 3)	(7,218)	—
Net cash provided by financing activities of continuing operations	2,354,266	336,675

Cash flows from continuing operations	(59,592)	467

Cash flows from discontinued operations
Operating activities	3,914	—
Investing activities	2,424	—
Cash flows from discontinued operations	$6,338	$—

Effect of changes in foreign exchange rates on cash	175	—
Net (decrease)/increase in cash and cash equivalents	(53,079)	467
Cash and cash equivalents, beginning of period	150,693	25,394
Cash and cash equivalents, end of period	$97,614	$25,861
Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of capitalized interest	71,293	20,378
Cash paid for income taxes	1,468	1,184
Non-cash purchases of equipment through capital leasing	3,648	277
Increase in accruals for purchases of property and equipment	26,523	2,427
Refer to Note 3 — Acquisitions, for details regarding the Company’s recent acquisitions and Note 4 — Spin-off of Business Segment for details regarding the Company’s discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)

(1)	BUSINESS AND BASIS OF PRESENTATION

Business
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007 and is engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Louisville, Colorado, the Company operates an integrated metropolitan and national fiber optic infrastructure, principally in the United States and Europe, offering:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and interconnection services.
Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings”), which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).
Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC on September 14, 2012 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six month periods ended December 31, 2012 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the condensed consolidated financial statements relate to the Company's continuing operations and are presented in thousands of dollars.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the year ended June 30, 2013 as “Fiscal 2013.”

There have been no changes to our significant accounting policies described in the Company's Annual Report that have had a material impact on the Company's condensed consolidated financial statements and related notes.
Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining customer lives used to recognize certain revenues, determining useful lives for depreciation and amortization, assessing the need for impairment charges (including those related to investments, intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

ZAYO GROUP, LLC AND SUBSIDIARIES

(2)	ACQUISITIONS
As of December 31, 2012 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 20 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisition of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions during the six months ended December 31, 2012
AboveNet Inc. (“AboveNet”)
On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,212,492, net of cash acquired. The purchase price was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of shares outstanding on July 2, 2012.
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
As of the acquisition date, AboveNet’s fiber networks spanned approximately 20,590 route miles and approximately 2,500,000 fiber miles and connected to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which house some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allows AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks serve 17 markets in the U.S., with large network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also include many private data centers and hub locations that are important for AboveNet’s customers. AboveNet uses under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.
AboveNet's legacy service offering included a business that provided professional services to certain users of bandwidth capacity. As the professional services business (“Zayo Professional Services” or “ZPS”) does not align with the Company's primary focus of providing bandwidth infrastructure services, ZPS was spun off to Holdings on September 30, 2012. The Company estimated the fair value on the acquisition date of the assets and liabilities of ZPS to be $26,342 (including $2,424 in cash).

FiberGate Holdings, Inc. (“FiberGate”)
On August 31, 2012, the Company acquired 100% of the equity interest in FiberGate, a privately held corporation, for total consideration of $118,335, subject to certain post-closing adjustments. The acquisition was funded with cash on hand. $17,550 of the purchase price is currently held in escrow pending the expiration of the working capital and indemnification adjustment period.
Headquartered in Alexandria, Virginia, FiberGate is a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate acquisition added 779 dense route miles to the Company's metro fiber network in and around the U.S. capital region. FiberGate also added 317 on-net buildings, including Federal government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services

ZAYO GROUP, LLC AND SUBSIDIARIES

to the Federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and telecommunications customers.
USCarrier Telecom, LLC (“USCarrier”)
In connection with our October 1, 2010 acquisition of American Fiber Systems Holdings Corporation ("AFS"), the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $15,949, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
First Telecom Services, LLC (“First Telecom”)
On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $110,420, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
First Telecom is a provider of bandwidth infrastructure services throughout the Northeastern and Midwestern United States. First Telecom manages a network of over 8,000 route miles of fiber and approximately 500 on-net buildings. It is focused on providing dark fiber and wavelength services across an 11 state footprint, with its highest concentration of network infrastructure and revenue in Pennsylvania and Ohio.

Litecast/Balticore, LLC (“Litecast”)
On December 31, 2012, the Company acquired 100% of the equity interest in Litecast, a provider of metro bandwidth infrastructure services in Baltimore, Maryland, for total consideration of $22,177, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
Litecast owns and operates a Baltimore metropolitan fiber network, connecting over 110 on-net buildings, including the city’s major data centers and carrier hotel facilities. Litecast is focused on providing dark fiber and Ethernet-based services to a concentrated set of Baltimore enterprise and governmental customers, particularly within the healthcare and education industries.

Purchase Accounting Estimates

The Company has recognized the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. During the quarter ended December 31, 2012, the Company finalized its valuation analysis and resulting purchase accounting for the 360networks, Marquisnet and Arialink acquisitions consummated in fiscal 2012, and the FiberGate and USCarrier acquisitions consummated during the six months ended December 31, 2012. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets as it relates to its acquisitions of Abovenet, First Telecom and Litecast. As such, all information presented as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. Subsequent to an acquisition, the Company may identify certain assets or liabilities that were not recorded by the acquired company. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to a period of a year following the acquisition. The table below reflects the Company’s current estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 3, 2012
Cash	$139,137	$2,278	$—	$—	$—
Other current assets	53,754	1,903	1,291	6,238	121
Property and equipment	746,073	59,029	19,361	38,023	2,731
Deferred tax assets, net	90,215	—	—	—	—
Intangibles	411,883	35,963	6,820	35,516	12,952
Goodwill	1,047,908	57,864	7,209	57,579	6,583
Other assets	28,506	65	34	157	—
Total assets acquired	2,517,476	157,102	34,715	137,513	22,387
Current liabilities	97,496	5,864	3,734	4,270	159
Deferred revenue	87,200	2,321	2,206	22,822	51
Other liabilities	5,069	—	—	—	—
Deferred tax liability, net	—	28,304	—	—	—
Total liabilities assumed	189,765	36,489	5,940	27,092	210
Net assets acquired	2,327,711	120,613	28,776	110,420	22,177
Net assets of Zayo Professional Services (excluding cash)	23,918	—	—	—	—
Fair value of investment in USCarrier prior to acquisition	—	—	(12,827)	—	—
Less cash acquired	(139,137)	(2,278)	—	—	—
Net cash paid	$2,212,492	$118,335	$15,949	$110,420	$22,177

The goodwill arising from the Company's acquisitions results from the synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units that are expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill , displays the allocation of the Company's acquired goodwill to each of our reporting units: Zayo Bandwidth (“ZB”), Zayo Fiber Solutions (“ZFS”) and Zayo Colocation (“zColo”). The goodwill associated with the acquisitions of USCarrier, First Telecom and Litecast is deductible for tax purposes. The goodwill associated with the acquisitions of AboveNet and Fibergate is not deductible for tax purposes.

In each of the Company's Fiscal 2013 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The Company estimates the useful life of the acquired customer relationships to be approximately 20 years as it relates to the AboveNet, FiberGate, Litecast and USCarrier acquired customer relationships and 18 years for the acquired First Telecom customer relationships.

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

360networks Holdings (USA) Inc. (“360networks”)

During the quarter ended December 31, 2012, the Company finalized its acquisition accounting for 360networks. In conjunction therewith, it completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company's ability to utilize net operating loss carryforwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company's acquisition of 360networks and due to changes in the ownership of 360networks prior to the Company's acquisition, the Company is limited to utilizing $84,500 of the NOLs generated by 360networks prior to the acquisition date. As a result of completing the Section 382 analysis, the Company has reduced its original estimate of the fair value of the deferred tax asset acquired from 360networks by $58,691. The Company has retrospectively recorded a corresponding increase to the goodwill acquired from the 360networks acquisition in the amount of $58,691, which has been reflected in the

ZAYO GROUP, LLC AND SUBSIDIARIES

accompanying condensed consolidated balance sheets as of June 30, 2012. This adjustment to our provisional acquisition accounting had no effect on our historical results from operations.

Transaction Costs
Transaction costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred transaction costs of $1,634 and $13,017 during the three and six months ended December 31, 2012, respectively, and $1,479 and $1,809 during the three and six months ended December 31, 2011, respectively. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2012 acquisitions of 360networks, Arialink and MarquisNet, the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier and First Telecom, as if each acquisition occurred on July 1, 2011. The pro-forma results of the acquired AboveNet business exclude the operating results of the professional service business acquired in the AboveNet acquisition which was spun-off to Holdings on September 30, 2012 (See Note 3 – Spin-off of Business). The pro forma loss for the three and six months ended December 31, 2012 and 2011 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2011.

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenue	$250,740	$234,938	$496,505	$457,571
Loss from continuing operations	$(19,451)	$(1,417)	$(66,047)	$(9,027)

(3)	SPIN-OFF OF BUSINESS
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
Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZPS operations effective September 30, 2012. Therefore, for the three months ended December 31, 2012, the results of the operations of ZPS have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations.

The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 12 — Related-Party Transactions, for a discussion of transactions with ZPS during the six months ended December 31, 2012.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Six months ended December 31,
	2012	2011
Revenues	$6,474	$—
Earnings before income taxes	3,011	—
Income tax expense	1,203	—
Earnings from discontinued operations, net of income taxes	$1,808	$—

ZAYO GROUP, LLC AND SUBSIDIARIES

The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expense which ZPS recognized during the period from transactions with other Zayo Group subsidiaries.

(4)	GOODWILL
The Company’s reporting units are comprised of its reportable segments, ZB, ZFS, and zColo. The Company’s goodwill balance was $1,373,733 and $193,331 as of December 31, 2012 and June 30, 2012, respectively, and was allocated to the Company’s business units as follows:

	Zayo Bandwidth	Zayo Fiber Solution	zColo	Total
As of June 30, 2012	$125,512	$62,248	$5,571	$193,331
Additions
AboveNet	632,714	414,479	721	1,047,914
FiberGate	—	57,864	—	57,864
USCarrier	5,894	965	350	7,209
First Telecom	1,159	56,729	—	57,888
Litecast	919	5,631	33	6,583
Foreign currency translation	1,471	1,469	4	2,944
As of December 31, 2012	$767,669	$599,385	$6,679	$1,373,733

Additions to goodwill during the six months ended December 31, 2012 relate to the acquisitions of AboveNet, FiberGate, USCarrier, First Telecom and Litecast (See Note 2 – Acquisitions).

The Company retrospectively adjusted its previously reported allocation of the purchase consideration associated with its prior year acquisitions of 360networks, MarquisNet and Arialink as a result of changes to the original fair value estimates of certain items acquired from these acquisitions. These changes are the result of additional information obtained since the filing of our Annual Report on Form 10-K for the year ended June 30, 2012 that related to the facts and circumstances in existence at the respective acquisition dates. Other current assets increased $2,672 due to refunds of $1,875 and $797 from escrow accounts related to the resolution of contingent purchase price adjustments associated with the Company’s acquisitions of MarquisNet, and Arialink, respectively. Deferred income taxes decreased by $58,691 as a result of finalizing the IRC Section 382 analysis associated with the Company’s acquisition of 360networks (See Note 2 – Acquisitions). Goodwill increased by $55,892 as an offset to the aforementioned and other immaterial adjustments.

(5)	INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of December 31, 2012 and June 30, 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012
Customer relationships	$671,049	$(65,102)	$605,947
Certifications	3,488	—	3,488
Total	$674,537	$(65,102)	$609,435
June 30, 2012
Customer relationships	$167,917	$(42,928)	$124,989
Tradenames	548	(320)	228
Certifications	3,488	—	3,488
Total	$171,953	$(43,248)	$128,705

ZAYO GROUP, LLC AND SUBSIDIARIES

(6)	LONG-TERM DEBT
As of June 30, 2012, the Company’s debt obligations included a senior note with a balance of $350,122 (net of unamortized premiums and discounts of $122), a term loan with a balance of $305,159 (net of unamortized discount of $8,266) and $30,000 outstanding under the Company’s prior revolver.
On July 2, 2012, the Company and Zayo Capital Inc. ("Zayo Capital"), a 100% owned finance subsidiary of the Company that does not have independent assets or operations, issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, the Company also entered into a new $250,000 senior secured revolving credit facility (the "Revolver") and a new $1,620,000 senior secured term loan facility which accrues interest at floating rates (the “Term Loan Facility”); the rate on the Term Loan Facility was initially subject to a floor of 7.125%. A portion of the net proceeds from the Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 8 – Equity), were used to extinguish the Company’s previously existing term loan and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s $350,000 outstanding aggregate principal amount of previously issued notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.
In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,975 associated with debt extinguishment costs, including a cash expense of $39,798 associated with the payment of early redemption fees on the Company’s previous indebtedness and non-cash expenses of $17,032 associated with the write-off of the Company’s unamortized debt issuance costs and $8,145 associated with writing off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, the Company and Zayo Capital entered into a second amendment to the Company’s credit agreement (the “Amendment”). Under the terms of the Amendment, effective October 5, 2012, the interest rate on the Company’s $1,620,000 Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represents a decrease of 187.5 basis points from the original credit agreement. The Amendment sets a floor on the Term Loan Facility’s interest rate at 5.25%

The Amendment also reduced the borrowing capacity on the Company’s Revolver to $225,000 from $250,000 and adjusted the interest rate on the Revolver down by 187.5 basis points. The Revolver was undrawn as of December 31, 2012. Any amounts drawn would bear interest at LIBOR plus 3.5% (based on the Company’s current leverage ratio).

In connection with the Amendment, the Company incurred an early redemption call premium of $16,200 which was paid with cash on hand to a syndicate of creditors in the Company’s Term Loan Facility. Prior to the consummation of the Amendment, the Company requested all creditors holding balances in the Company’s Term Loan Facility to consent to the amended terms. The call premium of $15,261 paid to consenting creditors has been accounted for as additional debt issuance costs. The call premium of $939 paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the three and six months ended December 31, 2012. Creditors holding an aggregate amount of $180,821 of the Company’s term loan commitments elected not to consent to the Amendment; however other creditors replaced the non-consented commitments such that the full amount of the $1,620,000 term loan commitments were replaced. The principal payment of $180,821 to the non-consenting creditors is reflected on the consolidated statement of cash flows as a principal payment on long-term debt and the corresponding $180,821 received from new creditors is reflected as proceeds from issuance of long-term debt.

Also, in connection with the Amendment, the Company recognized an expense in October 2012 of $5,707 associated with debt extinguishment costs, including the early call premium of $939 paid to non-consenting creditors and non-cash expense of $3,456 associated with the write-off of the Company’s unamortized debt issuance costs on the debt balances accounted for as an extinguishment.

The interest rates in effect on the Term Loan Facility and Revolver as of December 31, 2012 were 5.25% and 3.71%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017. The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The $30,000 issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to

ZAYO GROUP, LLC AND SUBSIDIARIES

make quarterly principal payments of $4,050 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Term Loan Facility agreement.
The balances of the New Notes and New Term Loan Facility were $1,250,000 and $1,585,725 (net of the unamortized discount of $27,849), respectively, as of December 31, 2012.

In October 2010, in connection with the AFS merger, the Company provided the former owners of AFS a promissory note in the amount of $4,500. The promissory note is non-interest bearing and is due in full on October 2012.

As of December 31, 2012, no amounts were outstanding on the Company’s Revolver. Standby letters of credit were outstanding in the amount of $6,185 as of December 31, 2012 leaving $218,815 available under the Revolver as of December 31, 2012. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 2.5% to 3.5% over LIBOR per annum based upon the Company’s leverage ratio.
Debt covenants
The agreement governing the Term Loan Facility and Revolver (the “Credit Agreement”) contain three primary financial covenants which are further described below: (1) a maximum senior secured leverage ratio (2) a maximum total leverage ratio, and (3) a minimum fixed-charge coverage ratio.
Senior secured leverage ratio: Pursuant to the Credit Agreement, the Company shall not permit its consolidated senior secured leverage ratio (which is defined in the Credit Agreement as the ratio of the Company's consolidated secured funded debt) to the Company's annualized modified EBITDA (as defined in the Credit Agreement), for such period then ended to be greater than the required amount for the applicable period set forth below:

Fiscal Quarters Ending	Applicable Ratio
December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013	5.0 to 1.0
December 31, 2013 and March 31, 2014	4.75 to 1.0
June 30, 2014	4.5 to 1.0
September 30, 2014	4.25 to 1.0
December 31, 2014 and March 31, 2015	4.0 to 1.0
June 30, 2015	3.75 to 1.0
September 30, 2015 and thereafter	3.5 to 1.0
Total Leverage ratio: Pursuant to the Credit Agreement, the Company shall not permit, at the end of each applicable fiscal quarter, its consolidated total leverage ratio, which is defined in the Credit Agreement as the ratio of the Company's funded debt to the Company's annualized EBITDA (as defined in the Credit Agreement), for such period then ended to be greater than the required amount for the applicable period set forth below:

Applicable
Fiscal Quarters Ending	Ratio
December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013	6.25 to 1.0
December 31, 2013 and March 31, 2014	6.0 to 1.0
June 30, 2014	5.75 to 1.0
September 3-, 2014	5.5 to 1.0
December 31, 2014 and March 31, 2015	5.25 to 1.0
June 30, 2015	5.0 to 1.0
September 30, 2015	4.75 to 1.0
December 30, 2015 and thereafter	4.5 to 1.0
Fixed-charge coverage ratio: Pursuant to the Credit Agreement, the Company shall not permit its Fixed Charge Coverage Ratio (which is defined in the Credit Agreement as the ratio of the Company's annualized modified EBITDA (as defined in the Credit Agreement) during the most recent quarter minus Capital Expenditures (as defined in the Credit Agreement)) for the twelve month period ended as of the end of each applicable fiscal quarter to interest expense for that same period to be less than the required amount for the applicable period set forth below:

ZAYO GROUP, LLC AND SUBSIDIARIES

Fiscal Quarters Ending	Applicable Ratio
December 31, 2012, March 31, 2013 and June 30, 2013	1.5 to 1.0
September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014	1.75 to 1.0
September 30, 2014, December 31, 2014 and March 31, 2015	2.0 to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25 to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.5 to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75 to 1.0
The Credit Agreement also requires the Company and its subsidiaries to comply with the affirmative and negative covenants customarily applicable to similar credit agreements, including covenants restricting the ability of the Company and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.
The Credit Agreement does not contain any restrictions on the Company's subsidiaries' ability to pay dividends to Zayo Group, LLC.
The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

The indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2012 and June 30, 2012.
Redemption rights
At any time prior to July 1, 2015 (for the Senior Secured Notes) and July 1, 2016 (for the Senior Unsecured Notes), the Company may redeem all or part of the Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a "make-whole" premium.
On or after July 1, 2015 (for the Senior Secured Notes) or July 1, 2016 (for the Senior Unsecured Notes) the Company may redeem all or part of the Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on July 1 of the years indicated below:

Year	Redemption Price (Senior Secured Notes)
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%

Year	Redemption Price (Senior Unsecured Notes)
2016	105.063%
2017	102.531%
2018 and thereafter	100.000%
In the event of an equity offering, at any time prior to July 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Company's indenture at a redemption price of 108.125% (for the Senior Secured Notes and 110.25% (for the Senior Unsecured Notes) of the principal amount thereof, plus accrued and unpaid interest and

ZAYO GROUP, LLC AND SUBSIDIARIES

additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
The Company, at any time prior to July 2, 2013, may voluntarily make prepayments against the principal balance of the Term Loan Facility. If the source of such prepayments is from proceeds of Funded Debt (as defined in the Credit Agreement), having a lower interest rate than the applicable Term Loan Facility rate, such prepayments will be accompanied by a premium payment of 1.0% of the aggregate prepayment amount. The Company may make prepayments on the Term Loan Facility at any time without incurring a 1.0% premium charge if the prepayment is from a source other than Funded Debt having a lower interest rate than the applicable Term Loan Facility rate and at any time after July 2, 2013, regardless of the source.
Debt issuance costs
In connection with the Notes offering, Revolver and the amended Term Loan Facility, the Company incurred debt issuance costs of $101,339. These costs will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are immediately expensed.
Unamortized debt issuance costs of $2,517 and $19,549 associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the three and six months ended December 31, 2012, respectively, upon the settlement and material amendment to the Company’s previous debt obligations. The balance of debt issuance costs as of December 31, 2012 and June 30, 2012 was $91,638 and $19,706, net of accumulated amortization of $6,603 and $6,187, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivative. Interest expense associated with the amortization of debt issuance costs was $3,600 and $6,603 during the three and six months ended December 31, 2012, respectively and $741 and $1,321 during the three and six months ended December 31, 2011, respectively.
Interest rate derivatives
On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750,000, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counter-party will pay to the Company the greater of actual LIBOR or 1.25%, the minimum reference rate on the Term Loan Facility. The Company entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and six months ended December 31, 2012, $673 and $5,157, respectively, was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swap obligation of $5,157 is included in “Other long term liabilities” in the Company’s condensed consolidated balance sheet as of December 31, 2012.

(7)	INCOME TAXES

The Company, a limited liability company, is taxed at the Holdings level. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deduction, such as stock-based compensation expense that is recorded as an expense for financial reporting purposes but is not deductible for tax purposes.
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2012 and 2011 are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Expected (benefit)/provision at statutory rate	$(4,893)	$655	$(33,150)	$3,291
Increase due to:
Non-deductible stock-based compensation	10,912	1,822	14,580	3,081
State income taxes, net of federal benefit	463	381	(3,042)	967
Transactions costs not deductible for tax purposes	35	91	945	203
Foreign tax rate differential	(228)	—	(687)	—
Other, net	(264)	45	59	56
(Benefit)/provision for income taxes	$6,025	$2,994	$(21,295)	$7,598

Each interim period, management estimates the annual effective tax rate and applies that rate to its reported year-to-date earnings. The tax expense or benefit related to items for which management is unable to make reliable estimates or that are significant, unusual, or extraordinary items that will be separately reported, or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including but not limited to the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year given the significant assumptions inherent in the determination of this item, and management is not able to reliably estimate the annual amount expected to impact the effective tax rate. As such, the tax effect of non-deductible stock-based compensation is recognized in each interim period in which the stock compensation is recorded.

(8)	EQUITY

In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,274, net of $1,976 in costs associated with raising the additional equity. In June 2012, $133,150 of the proceeds (net of fees) from the equity raised were contributed to the Company, and the remaining $337,124 was contributed during the six months ended December 31, 2012. As of July 2, 2012, the equity commitments from CII’s investors had been fulfilled. During the three months ended December 31, 2012, CII contributed an additional $4,359 in cash to the Company. The source of the additional cash contribution was dividend payments received from CII's other subsidiaries.
As discussed in Note 3 – Spin-off of Business, the Company completed a spin-off of ZPS to Holdings on September 30, 2012. As a result of the spin-off, member’s interest was reduced by $26,659, the carrying value of the net assets of ZPS on the spin of date, as reflected in the consolidated statements of member’s equity for the period ended December 31, 2012.

(9)	STOCK-BASED COMPENSATION

Liability Classified Awards

The Company has been given authorization by CII to award 525,000,000 of CII's common units as profits interests to employees and directors of the Company.

As of December 31, 2012, CII had seven classes of common units with different liquidation preferences-Class A through Class G units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. During the three months ended September 30, 2012, the Company issued 193,820,722 Class G common units to employees and its independent director. At December 31, 2012, 350,862,402 common

ZAYO GROUP, LLC AND SUBSIDIARIES

units of CII were issued and outstanding to employees and directors of the Company and 168,546,239 common units of CII were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

As of December 31, 2012 and June 30, 2012, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	December 31, 2012	June 30, 2012
	(estimated per share value)
Class A	$1.21	$0.92
Class B	1.06	0.81
Class C	0.89	0.68
Class D	0.86	0.65
Class E	0.73	0.55
Class F	0.64	0.49
Class G	0.33	N/A

The liability associated with the common units was $97,866 and $54,367 as of December 31, 2012 and June 30, 2012, respectively. As of December 31, 2012, common units with a value of $40,202 were unvested. The fair value of the unvested common units will be recognized to stock-based compensation expense over the next three years.

The stock-based compensation expense associated with the common units was $33,234 and $43,497 during the three and six months ended December 31, 2012, respectively, and $10,138 and $13,633 during the three and six months ended December 31, 2011, respectively.

The holders of common units of CII are not entitled to transfer their units or receive dividends or distributions, except at the discretion of CII's Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders as defined in the CII operating agreement. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of 20%, occurs if the return multiple realized by a preferred unit holder reaches 3.5 times each respective preferred holder's combined capital contributions. The Class A common unit holders receive proceeds from a liquidation event once the preferred shareholders' capital contributions and accrued dividends are returned. The Class B common unit holders begin sharing in the proceeds of a liquidation event once the Class A common unit holders have been distributed a total of $15,000 of the liquidation proceeds. The Class C common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $40,000 in proceeds. The Class D common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $45,000 in proceeds. The Class E common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $75,000 in proceeds. The Class F common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $95,000 in proceeds. Lastly, the Class G common unit holders begin sharing in the proceeds of a liquidation event once the earlier common unit classes have been distributed a combined $235,000 in proceeds.

Equity Classified Awards

CII has issued preferred units to certain Zayo Group executives as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $211 and $429 for the three and six months

ZAYO GROUP, LLC AND SUBSIDIARIES

ended December 31, 2012, respectively and $234 and $444 for the three and six months ended December 31, 2011, respectively.

The Company presents stock-based compensation as a separate component of total operating costs and expenses on the consolidated statement of operations due to the size and volatility of the non-cash expense.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at December 31, 2012 and June 30, 2012 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed, net of unamortized discounts or premiums and was $1,250,000 and $350,122 as of December 31, 2012 and June 30, 2012, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of December 31, 2012 and June 30, 2012 was estimated to be $1,409,062 and $392,600, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,585,725 and $305,159 as of December 31, 2012 and June 30, 2012, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.25%) plus a spread of 4.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date at which the amended Term Loan Facility was entered into, its carrying amount approximates fair value. A hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $16,200.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $673 and $5,157 were recorded as an increase to interest expense during the three and six months ended December 31, 2012, respectively.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	December 31, 2012	June 30, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$97,866	$54,367
Interest rate swap	Level 2	5,157	—
Total liabilities recorded at fair value		$103,023	$54,367

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At December 31, 2012, the Company was contractually committed for $107,984 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and un-asserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and un-asserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ZAYO GROUP, LLC AND SUBSIDIARIES

(12)	RELATED-PARTY TRANSACTIONS
As of December 31, 2012 and June 30, 2012, the Company had a net receivable balance with Onvoy, Inc. ("Onvoy") in the amount of $839 and $103, respectively, related to services the Company provided to Onvoy.
As discussed in Note 3 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition to Holdings on September 30, 2012. As of December 31, 2012, the Company had a receivable from ZPS in the amount of $9,721, which was comprised of two components. The first component relates to the net working capital surplus of $10,447 on the spin-off date that was transferred to ZPS that is to be reimbursed to the Company During the three months ended December 31, 2012, the Company received $3,000 from ZPS as a payment against this related party receivable that is reflected in cash flows from financing activities on the consolidated statement of cash flows during the six months ended December 31, 2012. The second component relates to amounts due under contractual commitments whereby the Company provides bandwidth infrastructure services to ZPS under agreements that were entered into with terms that are consistent with those that the Company has with third parties. As of December 31, 2012, the Company had a receivable of $2,274 from ZPS related to these services.
Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS during the three and six months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenue	$3,160	$1,596	$4,859	$3,189
Operating costs	(122)	(125)	(288)	(250)
Selling, general and administrative expenses	(239)	68	(399)	(75)
Net	$2,799	$1,539	$4,172	$2,864
On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director of Zayo Group purchased $500 of the Company’s notes in connection with the Company’s $100,000 notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest. On July 2, 2012, the Company repurchased Mr. Caruso’s Notes for $541 pursuant to its offer to repurchase all of the outstanding notes of that series.
On July 2, 2012, Matthew Erickson, the President of ZFS, purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors.

(13)	SEGMENT REPORTING

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

ZAYO GROUP, LLC AND SUBSIDIARIES

The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended December 31, 2012
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$158,650	$15,434	$71,455	$—	$245,539
Intersegment revenue	(30)	(2,005)	—	—	(2,035)
Revenue from external customers	158,620	13,429	71,455	—	243,504
Adjusted EBITDA	82,440	5,204	49,663	(9)	137,298
Total assets	1,873,366	91,474	1,833,160	292,003	4,090,003
Capital expenditures, net of stimulus grant reimbursements	38,914	4,811	15,184	—	58,909

	As of and for the six months ended December 31, 2012
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$310,702	$30,727	$137,347	$—	$478,776
Intersegment revenue	(786)	(4,160)	(632)	—	(5,578)
Revenue from external customers	309,916	26,567	136,715	—	473,198
Adjusted EBITDA	157,446	9,751	94,255	(1,553)	259,899
Capital expenditures, net of stimulus grant reimbursements	82,761	8,161	34,643	—	125,565

	As of and for the three months ended December 31, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$64,472	$10,154	$15,343	$—	$89,969
Intersegment revenue	(2)	(993)	—	—	(995)
Revenue from external customers	64,470	9,161	15,343	—	88,974
Adjusted EBITDA	30,713	4,279	10,108	—	45,100
Total assets	615,118	69,562	364,401	159,063	1,208,144
Capital expenditures, net of stimulus grant reimbursements	24,615	1,288	5,472	—	31,375

	As of and for the six months ended December 31, 2011
	ZB	zColo	ZFS	Corporate/ eliminations	Total
Revenue	$121,015	$19,823	$28,574	$—	$169,412
Intersegment revenue	(2)	(1,993)	—	—	(1,995)
Revenue from external customers	121,013	17,830	28,574	—	167,417
Adjusted EBITDA	56,933	7,656	18,519	9	83,117
Capital expenditures, net of stimulus grant reimbursements	48,732	2,188	9,099	—	60,019

Adjusted EBITDA

The Company defines Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash or non-recurring items. The Company uses Adjusted EBITDA to evaluate operating performance, and this financial measures is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view

ZAYO GROUP, LLC AND SUBSIDIARIES

results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

The Company also monitors Adjusted EBITDA because it has debt covenants that restrict its borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in the Company’s Credit Agreement. The modified EBITDA is consistent with the Company’s definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by the Company during the quarter in which the debt compliance certification is due. Under the terms of the Company’s Credit Agreement, supporting the $1,620,000 Term Loan, the Company must not exceed a consolidated leverage ratio (funded debt to annualized modified EBITDA), as determined under the Credit Agreement, of 6.25 times the last quarter’s annualized modified EBITDA. This total leverage ratio steps down in future periods with the next step down occurring on October 1, 2013, when the leverage ratio adjusts to 6.0 times the quarter’s annualized modified EBITDA.

Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by the Company and its compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results from operations and operating cash flows as reported under GAAP. For example, Adjusted EBITDA:

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

The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended December 31, 2012
	ZB	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	42,259	3,039	16,596	(81,892)	(19,998)
Earnings from discontinued operations, net of taxes	—	—	—	—	—
Interest expense	183	28	79	52,345	52,635
Provision for income taxes	—	—	—	6,025	6,025
Depreciation and amortization expense	28,304	1,525	28,149	—	57,978
Transaction costs	1,115	101	418	—	1,634
Stock-based compensation	10,579	511	4,421	17,934	33,445
Loss on extinguishment of debt	—	—	—	5,707	5,707
Foreign currency gain on intercompany loans	—	—	—	(128)	(128)
Adjusted EBITDA	82,440	5,204	49,663	(9)	137,298

ZAYO GROUP, LLC AND SUBSIDIARIES

	Six months ended December 31, 2012
	ZB	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	71,780	3,849	36,517	(183,758)	(71,612)
Earnings from discontinued operations, net of taxes	—	—	—	(1,808)	(1,808)
Interest expense	284	28	114	114,763	115,189
Benefit for income taxes	—	—	—	(21,295)	(21,295)
Depreciation and amortization expense	61,735	4,219	46,524	—	112,478
Transaction costs	8,468	1,697	2,853	—	13,018
Stock-based compensation	15,179	(42)	8,247	20,542	43,926
Loss on extinguishment of debt	—	—	—	70,682	70,682
Foreign currency gain on intercompany loans	—	—	—	(679)	(679)
Adjusted EBITDA	157,446	9,751	94,255	(1,553)	259,899

	Three months ended December 31, 2011
	ZB	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	12,790	2,259	4,003	(20,121)	(1,069)
Interest expense	211	53	4	11,236	11,504
Provision for income taxes	—	—	—	2,994	2,994
Depreciation and amortization expense	13,397	1,382	5,041	—	19,820
Transaction costs	1,087	165	227	—	1,479
Stock-based compensation	3,228	420	833	5,891	10,372
Adjusted EBITDA	30,713	4,279	10,108	—	45,100

	Six months ended December 31, 2011
	ZB	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	25,619	4,023	8,118	(35,681)	2,079
Interest expense	423	107	11	20,131	20,672
Provision for income taxes	—	—	—	7,598	7,598
Depreciation and amortization expense	25,141	2,754	8,987	—	36,882
Transaction costs	1,339	194	276	—	1,809
Stock-based compensation	4,411	578	1,127	7,961	14,077
Adjusted EBITDA	56,933	7,656	18,519	9	83,117

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6 – Long-term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc., $750,000 Senior Secured Notes and $500,000 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations.

ZAYO GROUP, LLC AND SUBSIDIARIES

The accompanying condensed consolidating financial information has been prepared and is presented to display the components of the Company’s balance sheets, statements of operations and statements of cash flows in a manner that allows an existing or future holder of the Company’s Notes to review and analyze the current financial position and recent operating results of the legal subsidiaries that guarantee the Company’s debt obligations.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$93,140	$1,761	$2,713	$—	$97,614
Trade receivables, net	75,525	3,649	5,405	—	84,579
Due from related-parties	21,571	—	73	(11,084)	10,560
Prepaid expenses	10,870	861	1,564	—	13,295
Deferred income taxes	13,087	—	11,944	—	25,031
Other assets, current	5,122	10	49	—	5,181
Total current assets	219,315	6,281	21,748	(11,084)	236,260
Property and equipment, net	1,554,228	48,996	54,567	—	1,657,791
Intangible assets, net	587,171	22,264	—	—	609,435
Goodwill	1,261,601	6,554	105,578	—	1,373,733
Debt issuance costs, net	91,638	—	—	—	91,638
Investment in USCarrier	—	—	—	—	—
Deferred income taxes, net	95,123	—	—	—	95,123
Other assets, non-current	21,852	3,314	857	—	26,023
Investment in subsidiary	221,978	—	—	(221,978)	—
Total assets	$4,052,906	$87,409	$182,750	$(233,062)	$4,090,003
Liabilities and member’s equity:
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	28,407	1,286	1,312	—	31,005
Accrued liabilities	127,807	6,822	6,050	—	140,679
Accrued interest	55,569	—	—	—	55,569
Capital lease obligations, current	784	3,596	—	—	4,380
Due to related-parties	—	—	11,084	(11,084)	—
Deferred revenue, current	40,533	520	3,532	—	44,585
Total current liabilities	269,300	12,224	21,978	(11,084)	292,418
Long-term debt, non-current	2,819,525	—	—	—	2,819,525
Capital lease obligations, non-current	3,610	—	—	—	3,610
Deferred revenue, non-current	242,454	1,179	4,048	—	247,681
Stock-based compensation liability	95,354	1,881	631	—	97,866
Other long-term liabilities	8,789	6,240	—	—	15,029
Total liabilities	3,439,032	21,524	26,657	(11,084)	3,476,129
Member’s equity:
Member’s interest	733,554	42,558	149,986	(221,978)	704,120
Accumulated other comprehensive income	—	—	4,384	—	4,384
(Accumulated deficit)/retained earnings	(119,680)	23,327	1,723	—	(94,630)
Total member’s equity	613,874	65,885	156,093	(221,978)	613,874
Total liabilities and member’s equity	$4,052,906	$87,409	$182,750	$(233,062)	$4,090,003

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$149,574	$1,119	—	$—	$150,693
Trade receivables, net	28,992	2,711	—	—	31,703
Due from related-parties	247	27	—	(43)	231
Prepaid expenses	5,973	1,126	—	—	7,099
Deferred income taxes	6,018	—	—	—	6,018
Restricted cash	22,417	—	—	—	22,417
Other assets, current	4,422	7	—	—	4,429
Total current assets	217,643	4,990	—	(43)	222,590
Property and equipment, net	717,890	36,848	—	—	754,738
Intangible assets, net	107,539	21,166	—	—	128,705
Goodwill	185,885	7,446	—	—	193,331
Debt issuance costs, net	19,706	—	—	—	19,706
Investment in USCarrier	12,827	—	—	—	12,827
Deferred income taxes, net	30,687	—	—	—	30,687
Other assets, non-current	8,272	798	—	—	9,070
Investment in subsidiary	61,262	—	—	(61,262)	—
Total assets	$1,361,711	$71,248	—	$(61,305)	$1,371,654
Liabilities and member’s equity:
Current liabilities
Current portion of long-term debt	$4,440	$—	$—	$—	$4,440
Accounts payable	14,831	1,349	—	—	16,180
Accrued liabilities	42,673	2,712	—	—	45,385
Accrued interest	10,863	—	—	—	10,863
Capital lease obligations, current	1,138	10	—	—	1,148
Due to related-parties	43	—	—	(43)	—
Deferred revenue, current	22,356	584	—	—	22,940
Total current liabilities	96,344	4,655	—	(43)	100,956
Long-term debt, non-current	685,281	—	—	—	685,281
Capital lease obligations, non-current	10,470	—	—	—	10,470
Deferred revenue, non-current	145,590	1,073	—	—	146,663
Stock-based compensation liability	52,432	1,935	—	—	54,367
Deferred tax liability	—	—	—	—	—
Other long-term liabilities	5,745	2,323	—	—	8,068
Total liabilities	995,862	9,986	—	(43)	1,005,805
Member’s equity:
Member’s interest	408,425	41,704	—	(61,262)	388,867
(Accumulated deficit)/retained earnings	(42,576)	19,558	—	—	(23,018)
Total member’s equity	365,849	61,262	—	(61,262)	365,849
Total liabilities and member’s equity	$1,361,711	$71,248	—	$(61,305)	$1,371,654

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For the three months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$216,160	$15,217	$14,313	$(2,186)	$243,504
Operating costs and expenses
Operating costs, excluding depreciation and amortization	27,562	7,563	1,949	(2,186)	34,888
Selling, general and administrative expenses	64,376	2,601	6,071	—	73,048
Stock-based compensation	32,514	503	428	—	33,445
Depreciation and amortization	53,199	1,437	3,342	—	57,978
Total operating costs and expenses	177,651	12,104	11,790	(2,186)	199,359
Operating income	38,509	3,113	2,523	—	44,145
Other expense
Interest expense	(52,475)	(27)	(133)	—	(52,635)
Loss on extinguishment of debt	(5,707)	—	—	—	(5,707)
Other income, net	90	(2)	136	—	224
Equity in net earnings of subsidiaries	4,049	—	—	(4,049)	—
Total other expense, net	(54,043)	(29)	3	(4,049)	(58,118)
(Loss)/earnings before provision for income taxes	(15,534)	3,084	2,526	(4,049)	(13,973)
Benefit for income taxes	4,464	—	1,561	—	6,025
(Loss)/earnings from continuing operations	$(19,998)	$3,084	$965	$(4,049)	$(19,998)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For the six months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$416,467	$30,288	$28,721	$(2,278)	$473,198
Operating costs and expenses
Operating costs, excluding depreciation and amortization	50,770	15,258	3,855	(2,278)	67,605
Selling, general and administrative expenses	137,811	7,052	13,979	—	158,842
Stock-based compensation	43,351	(54)	629	—	43,926
Depreciation and amortization	101,788	4,055	6,635	—	112,478
Total operating costs and expenses	333,720	26,311	25,098	(2,278)	382,851
Operating income	82,747	3,977	3,623	—	90,347
Other expense
Interest expense	(114,917)	(24)	(248)	—	(115,189)
Loss on extinguishment of debt	(70,682)	—	—	—	(70,682)
Other income, net	124	(2)	687	—	809
Equity in net earnings of subsidiaries	5,452	—	—	(5,452)	—
Total other expense, net	(180,023)	(26)	439	(5,452)	(185,062)
(Loss)/earnings before provision for income taxes	(97,276)	3,951	4,062	(5,452)	(94,715)
Benefit for income taxes	(23,856)	—	2,561	—	(21,295)
(Loss)/earnings from continuing operations	$(73,420)	$3,951	$1,501	$(5,452)	$(73,420)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For the three months ended December 31, 2011

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$79,815	$10,154	$—	$(995)	$88,974
Operating costs and expenses
Operating costs, excluding depreciation and amortization	15,480	4,214	—	(419)	19,275
Selling, general and administrative expenses	24,809	1,826	—	(576)	26,059
Stock-based compensation	9,952	420	—	—	10,372
Depreciation and amortization	18,438	1,382	—	—	19,820
Total operating costs and expenses	68,679	7,842	—	(995)	75,526
Operating income	11,136	2,312	—	—	13,448
Other expense
Interest expense	(11,450)	(54)	—	—	(11,504)
Other expense, net	(19)	—	—	—	(19)
Equity in net earnings of subsidiaries	2,258	—	—	(2,258)	—
Total other expense, net	(9,211)	(54)	—	(2,258)	(11,523)
Earnings before provision for income taxes	1,925	2,258	—	(2,258)	1,925
Provision for income taxes	2,994	—	—	—	2,994
Net earnings/(loss)	$(1,069)	$2,258	$—	$(2,258)	$(1,069)

Condensed Consolidating Statements of Operations
For the six months ended December 31, 2011

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$149,589	$19,823	$—	$(1,995)	$167,417
Operating costs and expenses
Operating costs, excluding depreciation and amortization	29,361	8,947	—	(883)	37,425
Selling, general and administrative expenses	46,354	3,413	—	(1,112)	48,655
Stock-based compensation	13,498	579	—	—	14,077
Depreciation and amortization	34,128	2,754	—	—	36,882
Total operating costs and expenses	123,341	15,693	—	(1,995)	137,039
Operating income	26,248	4,130	—	—	30,378
Other expense
Interest expense	(20,565)	(107)	—	—	(20,672)
Other expense, net	(29)	—	—	—	(29)
Equity in net earnings of subsidiaries	4,023	—	—	(4,023)	—
Total other expense, net	(16,571)	(107)	—	(4,023)	(20,701)
Earnings before provision for income taxes	9,677	4,023	—	(4,023)	9,677
Provision for income taxes	7,598	—	—	—	7,598
Net earnings/(loss)	$2,079	$4,023	$—	$(4,023)	$2,079

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
Six months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$163,409	$15,344	$6,655	$185,408
Cash flows from investing activities:
Purchases of property and equipment	(114,606)	(7,707)	(3,252)	(125,565)
Acquisitions, net of cash acquired	(2,485,014)	421	7,892	(2,476,701)
Proceeds from principal payments received on related party loans	3,000	—	—	3,000
Net cash (used in)/provided by investing activities	(2,596,620)	(7,286)	4,640	(2,599,266)
Cash flows from financing activities:
Equity contributions	341,483	—	—	341,483
Dividend received/(paid)	7,293	(7,293)	—	—
Proceeds from long-term debt	3,024,417	—	—	3,024,417
Principal repayments on long-term debt	(886,846)	—	—	(886,846)
Payment of intercompany loan	8,757		(8,757)	—
Early redemption fees on debt extinguishment	(55,997)	—	—	(55,997)
Changes in restricted cash	22,412	—	—	22,412
Principal repayments on capital lease obligations	(458)	(123)	—	(581)
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Deferred financing costs	(83,404)	—	—	(83,404)
Net cash provided/(used) by financing activities	2,370,439	(7,416)	(8,757)	2,354,266
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	175	175
Net increase in cash and cash equivalents	(56,434)	642	2,713	(53,079)
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$93,140	$1,761	$2,713	$97,614

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
Six months ended December 31, 2011

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$50,121	$7,188	$—	$57,309
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(57,831)	(2,188)	—	(60,019)
Acquisitions, net of cash acquired	(333,498)	—	—	(333,498)
Net cash used in investing activities	(391,329)	(2,188)	—	(393,517)
Cash flows from financing activities:
Equity contributions	100	—	—	100
Return of capital	(46)	—	—	(46)
Principal repayments on capital lease obligations	(497)	—	—	(497)
Advance from CII	10,951	—	—	10,951
Dividend received/(paid)	5,000	(5,000)	—	—
Proceeds from borrowings	335,550	—	—	335,550
Changes in restricted cash	(361)	—	—	(361)
Payment of deferred debt issuance costs	(9,022)	—	—	(9,022)
Net cash provided by/(used in) financing activities	341,675	(5,000)	—	336,675
Net (decrease)/increase in cash and cash equivalents	467	—	—	467
Cash and cash equivalents, beginning of period	24,213	1,181	—	25,394
Cash and cash equivalents, end of period	$24,680	$1,181	$—	$25,861

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that are not historical by nature constitute “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 14, 2012 and in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

Overview

Introduction

We are a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense metropolitan, regional, national and international fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, media and content companies, commercial banks, brokerage houses, insurance companies, investment banks, media companies, social networking companies, web-centric companies, law firms, medical and health care institutions and other bandwidth-intensive enterprises. We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under long-term contracts, which average more than three years in length (and average approximately six years for fiber-to-the-tower services). Our dark-fiber contracts are generally longer term in nature, up to 20 years and in a few cases longer. Our network-neutral colocation and interconnection services facilitate the exchange of voice, video, data, and Internet traffic among multiple third-party networks.

As of December 31, 2012, our fiber networks spanned approximately 72,893 route miles and 5,568,107 fiber miles, served 271 geographic markets in the United States and Europe, and connected to 11,104 buildings, including 2,845 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major

ZAYO GROUP, LLC AND SUBSIDIARIES

carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the year ended June 30, 2013 as “Fiscal 2013.”

Our Business Units

We are organized into three business units: Zayo Bandwidth (“ZB”), Zayo Colocation (“zColo”) and Zayo Fiber Solutions (“ZFS”). Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services.

Zayo Bandwidth. Through our ZB unit, we provide bandwidth infrastructure services over our regional and metropolitan fiber networks. These services are typically lit bandwidth, meaning that we use optronics to “light” the fiber, and consist of Wavelength, Sonet, Ethernet, IP and Fiber-to-Tower services. Our target customers within this unit are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carrier (“IXCs”), Rural Local Exchange Carrier (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers), media and content companies, cable and satellite video providers, commercial banks, brokerage houses, insurance companies, investment banks, social networking companies, web-centric companies, law firms, medical and health care institutions and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 300 domestic and international networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of December 31, 2012 and June 30, 2012, the zColo unit managed 141,436 and 96,275 square feet of billable colocation space, respectively.

Zayo Fiber Solutions. Through our ZFS unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. ZFS's customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, social networking companies, web-centric companies, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly basis for these services.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services primarily through 20 acquisitions accounted for as business combinations.

ZAYO GROUP, LLC AND SUBSIDIARIES

AboveNet Inc. (“AboveNet”)

On July 2, 2012 we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,212.5 million in cash, net of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet's commercial strategy has been consistent with the Company's; that is, to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. AboveNet provides lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operates a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with our own, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet has also grown a very strong base of business with enterprise clients, particularly within the financial services segment.

The acquisition of AboveNet has added 20,590 new route miles and approximately 2,500,000 fiber miles to our network and adds connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which house some of the largest corporate users of network services in the world. AboveNet's metropolitan networks typically contain 432, and in some cases 864, fiber strands in each cable. This high fiber count allows AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet's metropolitan networks serve 17 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also include many private data centers and hub locations that are important for AboveNet's customers. AboveNet uses under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.

Included in the purchase price was a business which provided professional services to certain users of bandwidth capacity. As the professional services business (“Zayo Professional Services” or “ZPS”) did not align with our primary focus of providing bandwidth infrastructure services, ZPS was spun-off to Holdings on September 30, 2012. On the spin-off date, we estimated the net fair value of the ZPS assets and liabilities that were contributed to Holdings to be $26.7 million.

The results of the acquired AboveNet business, excluding ZPS, are included in the operating results of the ZB, ZFS and zColo business units beginning July 2, 2012.

FiberGate Holdings, Inc. (“FiberGate”)

On August 31, 2012, we acquired 100% of the outstanding equity interest in FiberGate for total consideration of $118.3 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

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

USCarrier Telecom, LLC (“USCarrier”)

In connection with the American Fiber Systems Holding Corporation acquisition, we acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other

ZAYO GROUP, LLC AND SUBSIDIARIES

telecommunications providers. As of June 30, 2012, we owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, we acquired the remaining equity interest in USCarrier not previously owned for total consideration of $15.9 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

Prior to our acquisition of the remaining interest, our interest in USCarrier was recorded using the cost basis of accounting and as such, the operating results of the acquired USCarrier business were not included in the operating results of the Company until October 1, 2012.

First Telecom Services, LLC (“First Telecom”)

On December 14, 2012, we acquired 100% of the equity interest in First Telecom, a privately held limited liability company, for total consideration of $110.4 million, subject to certain adjustments at closing and post-closing. The acquisition was funded with cash on hand.
First Telecom is a provider of bandwidth infrastructure services throughout the Northeastern and Midwestern United States. First Telecom manages a network of over 8,000 route miles and 350,000 fiber miles and approximately 500 on-net buildings. It is focused on providing dark fiber and wavelength services across an 11 state footprint, with its highest concentration of network and revenue in Pennsylvania and Ohio.
The results of the acquired First Telecom business are included in the operating results of the ZB, ZFS and zColo business units beginning December 15, 2012.

Litecast/Balticore, LLC (“Litecast”)
On December 31, 2012, we acquired 100% of the equity interest in Litecast, a provider of metro bandwidth infrastructure services in Baltimore, Maryland, for a price of $22.2 million. The acquisition was funded with cash on hand.
Litecast owns and operates a Baltimore metropolitan fiber network, connecting over 110 on-net buildings, including the city's major datacenters and carrier hotel facilities. Litecast is focused on providing dark fiber and Ethernet-based services to a concentrated set of Baltimore enterprise and governmental customers, particularly within the healthcare and education industries.
The results of the acquired Litecast business will be included in the operating results of the ZB, ZFS and zColo business units beginning January 1, 2013.

Acquisition of 360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase price of approximately $318.1 million, net of approximately $1.0 million in cash acquired and net of an assumed working capital deficiency of approximately $26.0 million. Included in the $318.1million purchase price was VoIP 360, Inc. (“VoIP360”), a legal subsidiary of 360networks. The VoIP360 entity held substantially all of 360networks Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective January 1, 2011, we spun-off our voice operations to Holdings in order to maintain focus on our bandwidth infrastructure business. Concurrently with the closing of the 360networks' acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities that were contributed to Holdings to be $11.7 million.

The acquired 360networks business operates approximately 19,789 route miles of intercity and metropolitan fiber network across 22 states and British Columbia. 360networks' intercity network interconnects over 70 markets across the central and western United States, including 23 of our fiber markets and a number of new markets such as Albuquerque, New Mexico; Bismarck, North Dakota; Des Moines, Iowa; San Francisco, California; San Diego, California; and Tucson, Arizona. In addition to its intercity network, 360networks operates over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California; and Salt Lake City, Utah.

The results of the legacy 360networks business are included in the operating results of the ZB and ZFS business units beginning December 1, 2011.

ZAYO GROUP, LLC AND SUBSIDIARIES

Acquisition of Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, we entered into an Asset Purchase Agreement with MarquisNet. The transactions contemplated by the agreement closed on the same date, at which time our zColo business unit acquired substantially all of the net assets of MarquisNet for total consideration of $13.6 million. The acquisition was funded with a draw on the Company's revolving line-of-credit.

The acquired MarquisNet business operates a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada.

The operating results of the acquired business are included in zColo's operating results beginning January 1, 2012.

Acquisition of Arialink

On May 1, 2012, we acquired 100% of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC, and Lansing Fiber Communications (collectively, “Arialink”) for net cash consideration of $17.2 million. Included in the $17.2 million purchase price were certain assets and liabilities which supported Arialink's managed service product offerings. Concurrently with the closing of the Arialink acquisition, we spun-off a portion of Arialink's business supporting those managed service product offerings to Holdings. Our estimate of the fair value of the net assets spun-off to Holdings was approximately $1.8 million. The remaining assets were contributed to the ZB and ZFS business units.

The results of the acquired business are included in the operating results of the ZB and ZFS business units beginning May 1, 2012.

Debt and Equity Financing

In connection with the AboveNet acquisition, on July 2, 2012, we issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (“Senior Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (“Senior Unsecured Notes”, and collectively with the Senior Secured Notes, the “Notes”). We also entered into a new $250.0 million senior secured revolving credit facility (the “Revolver”) and a new $1.62 billion senior secured term loan facility, issued at a $30.0 million discount, which accrues interest at floating rates (the “Term Loan Facility”). The effective interest rate on the Term Loan Facility as of July 2, 2012 was 7.125%.

In addition, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.3 million, net of $2.0 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012 and the remaining $337.1 million was contributed during the six months ended December 31, 2012.

A portion of the proceeds from the equity contribution, together with (i) the net proceeds from the Notes and the Term Loan Facility, and (ii) cash on hand, were used to pay the outstanding portion of our previously existing credit facilities, to finance the cash tender offer for and subsequent redemption of our $350.0 million outstanding aggregate principal amount of our previously existing notes, to pay the cash consideration for the AboveNet acquisition and associated fees and expenses.

In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a non-cash expense of $17.0 million associated with the writing-off of our unamortized debt issuance costs, a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8.1 million associated with writing off the net unamortized discount on the extinguished debt balances. In connection with the Notes offering and the Term Loan Facility, we recorded an original issue discount of $30.0 million and incurred debt issuance costs of $85.2 million. These costs and the original issue discount will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.

On October 5, 2012, we entered into a second amendment (the “Amendment”) to our original credit agreement (the “Credit Agreement”). Per the terms of the Amendment, our $1.62 billion Term Loan Facility will bear interest at LIBOR plus 4.0%, which represents a downward adjustment of 187.5 basis points from the original credit agreement. Our Revolver, which was undrawn as of December 31, 2012, will bear interest at LIBOR plus 3.5% (based on our current leverage ratio), which represents a downward adjustment of 187.5 basis points from the original credit agreement. In connection with the

ZAYO GROUP, LLC AND SUBSIDIARIES

Amendment, we incurred a re-pricing premium of $16.2 million, which was paid with cash on hand. We recognized an additional debt extinguishment expense in October 2012 of $5.7 million related to the Amendment and incurred an additional $16.1 million in debt issuance costs.

The Amendment also reduced the borrowing capacity on our Revolver to $225.0 million from $250.0 million and adjusted the interest rate on the Revolver down by 187.5 basis points. The Revolver was undrawn as of December 31, 2012. Any amounts drawn would bear interest at LIBOR plus 3.5% (based on the Company’s current leverage ratio).

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contracts state that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparties will pay to us the greater of actual LIBOR or 1.25%, the minimum reference rate on the term loan. We entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates

Substantial Capital Expenditures

During the six months ended December 31, 2012 and 2011, we invested $125.6 million (net of stimulus grant reimbursements) and $60.0 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network, largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

As a result of the growth of our business from the acquisitions discussed above and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Results of Operations

	Three months ended December 31,				Six months ended December 31,
	2012		2011		2012		2011
	(amounts in thousands)				(amounts in thousands)
Revenue
Zayo Bandwidth	$158,650	66%	$64,472	72%	$310,702	66%	$121,015	72%
Zayo Fiber Solutions	71,455	29	15,343	17	137,347	29	28,574	17
zColo	15,434	6	10,154	11	30,727	6	19,823	12
Intercompany eliminations	(2,035)	(1)	(995)	(1)	(5,578)	(1)	(1,995)	(1)
Total Revenue	243,504	100	88,974	100	473,198	100	167,417	100
Operating costs and expenses
Operating costs, excluding depreciation and amortization	34,888	14	19,275	22	67,605	14	37,425	22
Selling, general and administrative expenses	73,048	30	26,059	29	158,842	34	48,655	29
Stock-based compensation	33,445	14	10,372	12	43,926	9	14,077	8
Depreciation and amortization	57,978	24	19,820	22	112,478	24	36,882	22
Total operating costs and expenses	199,359	82	75,526	85	382,851	81	137,039	82
Operating income	44,145	18	13,448	15	90,347	19	30,378	18
Interest expense, net	(52,635)	(22)	(11,504)	(13)	(115,189)	(24)	(20,672)	(12)
Loss on extinguishment of debt	(5,707)	(2)	—	—	(70,682)	(15)	—	—
Other income/(expense), net	224	—	(19)	—	809	—	(29)	—
(Loss)/earnings from continuing operations before income taxes	(13,973)	(6)	1,925	2	(94,715)	(20)	9,677	6
Benefit/(provision) for income taxes	6,025	2	2,994	3	(21,295)	(5)	7,598	5
(Loss)/earnings from continuing operations	$(19,998)	(8)%	$(1,069)	(1)%	$(73,420)	(15)%	$2,079	1%
EBITDA (add backs)
Depreciation and amortization	$57,978		$19,820		$112,478		$36,882
Interest expense	52,635		11,504		115,189		20,672
Loss on extinguishment of debt	5,707		—		70,682		—
Provision/(benefit) for income taxes	6,025		2,994		(21,295)		7,598
Foreign currency gain on intercompany loans	(128)		—		(679)		—
Stock-based compensation	33,445		10,372		43,926		14,077
Transaction costs	1,634		1,479		13,018		1,809
Adjusted EBITDA	$137,298	56%	$45,100	51%	$259,899	55%	$83,117	50%
Selected cash flow data
Net cash flows provided by operating activities	$106,337		$33,084		$185,408		$57,309
Purchases of property and equipment, net of stimulus grants	(58,909)		(31,375)		(125,565)		(60,019)
Acquisitions	(145,536)		(33,498)		(2,473,701)		(333,498)
Net cash flows used in investing activities	$(204,445)		$(364,873)		$(2,599,266)		$(393,517)
Net cash flows provided by financing activities	$(22,770)		$336,804		$2,354,266		$336,675

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenue

Our total revenue increased by $154.5 million, or 174%, from $89.0 million to $243.5 million for the three months ended December 31, 2011 and 2012, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2011

ZAYO GROUP, LLC AND SUBSIDIARIES

and Fiscal 2012 during the quarterly period immediately preceding the respective acquisition date multiplied by 4 ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our business segments. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	ZB	ZFS	zColo	Total
360networks	December 1, 2011	$60,654	$18,324	$—	$78,978
MarquisNet	December 31, 2011	—	—	6,636	6,636
Arialink	May 1, 2012	3,633	1,016	—	4,649
AboveNet	July 2, 2012	298,872	169,908	9,504	478,284
FiberGate	August 31, 2012	—	15,132	—	15,132
USCarrier	October 1, 2012	15,824	228	228	16,280
First Telecom	October 14, 2012	24,633	6,616	—	31,249

In addition to the acquisition related revenue growth during the period resulting from the aforementioned acquisitions was organic growth. As a result of internal sales efforts since December 31, 2011, we have entered into $897.0 million in gross new sales contracts, which will represent an additional $13.7 million in monthly revenue once installation on those contracts is accepted. Since December 31, 2011, we have received acceptance on gross installations that have resulted in additional monthly revenue of $12.5 million as of December 31, 2012 as compared to December 31, 2011. This increase in revenue related to our organic growth is partially offset by total customer churn of $9.3 million in monthly revenue since December 31, 2011.

The following table reflects the stratification of our revenues during the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012		2011
	(in thousands)
Monthly recurring revenue	$231,019	95%	$82,663	93%
Amortization of deferred revenue	8,133	3%	3,107	3%
Other revenue	4,352	2%	3,204	4%
Total revenue	$243,504	100%	$88,974	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $94.2 million, or 146%, from $64.5 million to $158.7 million for the three months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $9.2 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $7.0 million in monthly revenue since December 31, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $52.2 million, or 366%, from $15.3 million to $71.5 million during the three months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $2.4 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $1.4 million in monthly revenue since December 31, 2011.

zColo. Our revenues from our zColo segment increased by $5.3 million, or 52%, from $10.2 million to $15.4 million during the three months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $1.0 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.9 million in monthly revenue since December 31, 2011. Also contributing to the revenue growth is additional intercompany revenue from colocation sites acquired from AboveNet.

ZAYO GROUP, LLC AND SUBSIDIARIES

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $15.6 million, or 81%, from $19.3 million to $34.9 million for the three months ended December 31, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2011 and additional costs associated with the our Fiscal 2012 and Fiscal 2013 acquisitions. The 81% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 174%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the three months ended December 31, 2012 and 2011.

	Three months ended December 31,
	2012	2011
	(in thousands)
Compensation and benefits expenses	$31,095	$10,780
Network operations expenses	25,738	8,749
Other SG&A expenses	14,581	5,051
Transaction costs	1,634	1,479
Total SG&A expenses	$73,048	$26,059

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $20.3 million, or 188%, from $10.8 million to $31.1 million for the three months ended December 31, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At December 31, 2012, we had 1,038 full time employees compared to 482 full time employees at December 31, 2011. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Network Operations Expenses. Network operations expenses increased by $17.0 million, or 194%, from $8.7 million to $25.7 million for the three months ended December 31, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $9.5 million, or 189%, from $5.1 million to $14.6 million for the three months ended December 31, 2011 and 2012, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2013 and Fiscal 2012 acquisitions.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs increased during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 by $0.2 million as a result of costs associated with our acquisitions of USCarrier, First Telecom and Litecast, which were higher in the aggregate than the transaction costs we incurred during the same period in Fiscal 2012 with the 360networks and Marquisnet acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

Stock-Based Compensation
Stock-based compensation expenses increased by $23.1 million, or 222%, from $10.4 million to $33.4 million during the three months ended December 31, 2011 and 2012, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended December 31, 2012 and 2011.

	Estimated fair value as of
Common Units	September 30, 2012	December 31, 2012	September 30, 2011	December 31, 2011
Class A	$0.95	$1.21	$0.83	$0.94
Class B	0.83	1.06	0.59	0.71
Class C	0.70	0.89	0.36	0.62
Class D	0.67	0.86	0.34	0.53
Class E	0.57	0.73	0.25	0.45
Class F	0.51	0.64	n/a	n/a
Class G	0.27	0.33	n/a	n/a

The increase in the value of the common units is primarily a result of our organic growth since December 31, 2011, synergies realized or expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions and a reduction to the discount rate utilized in the Company's valuation of the common units resulting from the Company's reduced financing costs.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10.0 million. The eligibility for receiving proceeds from the distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the three months ended December 31, 2011, $9.0 million was distributed to the Company's common unit holders. Common unit holders electing to receive the early distribution forfeited $1.4 million in previously recognized stock-based compensation. During the three months ended December 31, 2011, stock-based compensation expense was reduced by $1.6 million as a result of this distribution.

Depreciation and Amortization

Depreciation and amortization expense increased by $38.2 million, or 193%, from $19.8 million to $58.0 million for the three months ended December 31, 2011 and 2012, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since December 31, 2011, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $189.7 million in capital expenditures since December 31, 2011.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2012 and 2011, respectively.

	Three months ended December 31,
	2012	2011
	(in thousands)
Interest expense	$(52,635)	$(11,504)
Loss on extinguishment of debt	(5,707)	—
Other income, net	224	(19)
Total other expenses, net	$(58,118)	$(11,523)

ZAYO GROUP, LLC AND SUBSIDIARIES

Interest Expense

Interest expense increased by $41.1 million, or 358%, from $11.5 million to $52.6 million for the three months ended December 31, 2011 and 2012, respectively. The increase is a result of our increased indebtedness during Fiscal 2013 as compared to Fiscal 2012. See Note 6 - Long-Term Debt.

Loss on extinguishment of debt

In connection with the re-pricing on our $1,620.0 million Term Loan Facility, discussed above, we recognized an expense in October 2012 of $5.7 million associated with debt extinguishment costs, including a cash expense of $1.5 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $4.2 million associated with the write-off of unamortized debt issuance costs and discounts.

Other income, net

Other income, net during the three months ended December 31, 2012 primarily relates to an unrealized foreign currency gain on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K foreign subsidiary. The intercompany loan balance is eliminated in consolidation, however the strengthening of the British pound over the U.S. dollar during the three months ended December 31, 2012 resulted in an unrealized foreign exchange gain of $0.1 million at our foreign subsidiary.

Provision for Income Taxes

The Company recorded a provision for income taxes of $6.0 million during the three months ended December 31, 2012 as compared to a provision for income taxes of $2.9 million during the three months ended December 31, 2011. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate. The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes.

	For the three months ended December 31,
	2012	2011
Expected provision at statutory rate	$(4,893)	$655
Increase due to:
Non-deductible stock-based compensation	10,912	1,822
State income taxes, net of federal benefit	463	381
Transactions costs not deductible for tax purposes	35	91
Foreign tax rate differential	(228)	—
Other, net	(264)	45
(Benefit)/provision for income taxes	$6,025	$2,994

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Revenue

Our total revenue increased by $305.8 million, or 183%, from $167.4 million to $473.2 million for the six months ended December 31, 2011 and 2012, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth. See - Results of Operations - Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011, for a summary of revenue acquired from our Fiscal 2012 and 2011 acquisitions and a discussion of organic growth since July 1, 2011.

The following table reflects the stratification of our revenues during these periods:

ZAYO GROUP, LLC AND SUBSIDIARIES

	Six months ended December 31,
	2012		2011
	(in thousands)
Monthly recurring revenue	$451,059	96%	$157,072	94%
Amortization of deferred revenue	15,947	3%	5,688	3%
Other revenue	6,192	1%	4,657	3%
Total revenue	$473,198	100%	$167,417	100%

Zayo Bandwidth. Our revenues from our ZB operating segment increased by $189.7 million, or 157%, from $121.0 million to $310.7 million for the six months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, ZB received acceptance on gross installations that have resulted in additional monthly revenue of $9.2 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $7.0 million in monthly revenue since December 31, 2011.

Zayo Fiber Solutions. Our revenues from our ZFS operating segment increased by $108.8 million, or 381%, from $28.6 million to $137.3 million during the six months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, ZFS received acceptance on gross installations that have resulted in additional monthly revenue of $2.4 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at ZFS of $1.4 million in monthly revenue since December 31, 2011.

zColo. Our revenues from our zColo segment increased by $10.9 million, or 55%, from $19.8 million to $30.7 million during the six months ended December 31, 2011 and 2012, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since December 31, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $1.0 million as of December 31, 2012, as compared to December 31, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.9 million in monthly revenue since December 31, 2011.

Operating Costs, Excluding Depreciation and Amortization

Our operating costs, excluding depreciation and amortization, increased by $30.2 million, or 81%, from $37.4 million to $67.6 million for the six months ended December 31, 2011 and 2012, respectively. The increase in operating costs, excluding depreciation and amortization, primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2011 and additional costs associated with the our Fiscal 2012 and Fiscal 2013 acquisitions. The 81% increase in operating costs, excluding depreciation and amortization, occurred during the same period in which our revenues increased by 183%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.

Selling, General and Administrative Expenses:

The table below sets forth the components of our SG&A expenses during the six months ended December 31, 2012 and 2011.

	Six months ended December 31,
	2012	2011
	(in thousands)
Compensation and benefits expenses	$64,470	$21,222
Network operations expenses	53,231	15,826
Other SG&A expenses	28,123	9,798
Transaction costs	13,018	1,809
Total SG&A expenses	$158,842	$48,655

ZAYO GROUP, LLC AND SUBSIDIARIES

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $43.3 million, or 204%, from $21.2 million to $64.5 million for the six months ended December 31, 2011 and 2012, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At December 31, 2012, we had 1,038 full time employees compared to 482 full time employees at December 31, 2011. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Network Operations Expenses. Network operations expenses increased by $37.4 million, or 236%, from $15.8 million to $53.2 million for the six months ended December 31, 2011 and 2012, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $18.3 million, or 187%, from $9.8 million to $28.1 million for the six months ended December 31, 2011 and 2012, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2012 and Fiscal 2011 acquisitions.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs increased during the six months ended December 31, 2012, as compared to the six months ended December 31, 2011 by $11.2 million as a result of costs associated with our Fiscal 2013 acquisitions.

Stock-Based Compensation
Stock-based compensation expenses increased by $29.8 million, or 212%, from $14.1 million to $43.9 million during the six months ended December 31, 2011 and 2012, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the six months ended December 31, 2012 and 2011.

	Estimated fair value as of
Common Units	June 30, 2012	December 31, 2012	June 30, 2011	December 31, 2011
Class A	$0.92	$1.21	$0.81	$0.94
Class B	0.81	1.06	0.58	0.71
Class C	0.68	0.89	0.33	0.62
Class D	0.65	0.86	0.31	0.53
Class E	0.55	0.73	0.23	0.45
Class F	0.49	0.64	n/a	n/a
Class G	n/a	0.33	n/a	n/a

The increase in the value of the common units is primarily a result of our organic growth since December 31, 2011, synergies realized or expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions and a reduction to the discount rate utilized in the Company's valuation of the common units.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10.0 million. The eligibility for receiving proceeds from the distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the six months ended December 31, 2011, $9.0 million was distributed to the Company's common unit holders. Common unit holders electing to receive the early distribution forfeited $1.4 million in previously recognized stock-based compensation. During the six months ended December 31, 2011, stock-based compensation expense was reduced by $1.6 million as a result of this distribution.

ZAYO GROUP, LLC AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense increased by $75.6 million, or 205%, from $36.9 million to $112.5 million for the six months ended December 31, 2011 and 2012, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since December 31, 2011, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $198.7 million in capital expenditures since December 31, 2011.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2012 and 2011, respectively.

	Six months ended December 31,
	2012	2011
	(in thousands)
Interest expense	$(115,189)	$(20,672)
Loss on extinguishment of debt	(70,682)	—
Other income, net	809	(29)
Total other expenses, net	$(185,062)	$(20,701)

Interest Expense

Interest expense increased by $94.1 million, or 457%, from $20.7 million to $115.2 million for the six months ended December 31, 2011 and 2012, respectively. The increase is a result of our increased indebtedness during Fiscal 2012 as compared to Fiscal 2011. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swap during the six months ended December 31, 2012. We recorded an increase to interest expense of $5.2 million during the six months ended December 31, 2012 to reflect the change in the fair value of our interest rate swap. See Note 6 - Long-Term Debt.

Loss on extinguishment of debt

In connection with the debt refinancing activities discussed above, we recognized an expense of $70.7 million associated with debt extinguishment costs, including a cash expense of $41.3 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses including $29.4 million associated with the write-off of unamortized debt issuance costs and discounts.

Other income, net

Other income, net during the six months ended December 31, 2012 primarily relates to an unrealized foreign currency gain on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K foreign subsidiary. The intercompany loan balance is eliminated in consolidation, however the strengthening of the British pound over the U.S. dollar during the six months ended December 31, 2012 resulted in an unrealized foreign exchange gain of $0.7 million at our foreign subsidiary.

Benefit/(provision) for Income Taxes

The Company recorded a benefit from income taxes of $21.3 million during the six months ended December 31, 2012 as compared to a provision for income taxes of $7.6 million during the six months ended December 31, 2011. Our provision/(benefit) for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate. The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes.

ZAYO GROUP, LLC AND SUBSIDIARIES

	For the six months ended December 31,
	2012	2011
Expected provision at statutory rate	$(33,150)	$3,291
Increase due to:
Non-deductible stock-based compensation	14,580	3,081
State income taxes, net of federal benefit	(3,042)	967
Transactions costs not deductible for tax purposes	945	203
Foreign tax rate differential	(687)	—
Other, net	59	56
(Benefit)/provision for income taxes	$(21,295)	$7,598

Adjusted EBITDA

We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA because we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by us during the quarter in which the debt compliance certification is due. Under the terms of our Credit Agreement, we must not exceed a consolidated leverage ratio (funded debt to annualized modified EBITDA), as determined under the Credit Agreement, of 6.25 times the last quarter's annualized modified EBITDA. This total leverage ratio steps down in future periods with the next step down occurring on October 1, 2013, when the leverage ratio adjusts to 6.0 times the quarter's annualized modified EBITDA.

Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended December 31, 2012
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	$42.3	$3.0	$16.6	$(81.9)	$(20.0)
Interest expense	0.2	—	0.1	52.3	52.6
Provision for income taxes	—	—	—	6.0	6.0
Depreciation and amortization expense	28.3	1.5	28.1	—	58.0
Transaction costs	1.1	0.1	0.4	—	1.6
Stock-based compensation	10.6	0.5	4.4	17.9	33.4
Loss on extinguishment of debt	—	—	—	5.7	5.7
Foreign currency gain on intercompany loans	—	—	—	(0.1)	(0.1)
Adjusted EBITDA	$82.4	$5.2	$49.7	$—	$137.3

	Three months ended December 31, 2011
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	$12.8	$2.3	$4.0	$(20.1)	$(1.1)
Interest expense	0.2	—	—	11.2	11.5
Provision for income taxes	—	—	—	3.0	3.0
Depreciation and amortization expense	13.4	1.4	5.0	—	19.8
Transaction costs	1.1	0.2	0.2	—	1.5
Stock-based compensation	3.2	0.4	0.8	5.9	10.4
Adjusted EBITDA	$30.7	$4.3	$10.0	$—	$45.1

	Six months ended December 31, 2012
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	$71.8	$3.8	$36.5	$(183.8)	$(71.8)
Earnings from discontinued operations, net of taxes	—	—	—	(1.8)	(1.8)
Interest expense	0.3	—	—	114.8	115.1
Benefit for income taxes	—	—	—	(21.3)	(21.3)
Depreciation and amortization expense	61.7	4.2	46.5	—	112.5
Transaction costs	8.5	1.7	2.9	—	13.0
Stock-based compensation	15.2	—	8.2	20.5	43.9
Loss on extinguishment of debt	—	—	—	70.7	70.7
Foreign currency gain on intercompany loans	—	—	—	(0.7)	(0.7)
Adjusted EBITDA	$157.4	$9.8	$94.1	$(1.6)	$259.9

ZAYO GROUP, LLC AND SUBSIDIARIES

	Six months ended December 31, 2011
	Zayo Bandwidth	zColo	ZFS	Corporate	Zayo Group
	($ in millions)
Net earnings/(loss)	$25.6	$4.0	$8.1	$(35.7)	$2.1
Interest expense	0.4	0.1	—	20.1	20.6
Income tax expense	—	—	—	7.6	7.7
Depreciation and amortization expense	25.1	2.8	9.0	—	36.9
Transaction costs	1.3	0.2	0.3	—	1.8
Stock-based compensation	4.4	0.6	1.1	8.0	14.1
Adjusted EBITDA	$56.9	$7.7	$18.5	$—	$83.1

ZAYO GROUP, LLC AND SUBSIDIARIES

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows,” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service

We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. Among other limitations, the financial covenants contained in the Credit Agreement prohibit us from maintaining total secured indebtedness of more than 5.0 times our previous quarter's annualized modified EBITDA and total funded debt of 6.25 times our previous quarter's modified EBITDA. The senior secured leverage ratio and the total debt leverage ratio step down in future years with the next step down occurring on October 1, 2013 when the minimum leverage ratio drops to 4.75 times and total funded debt ratio drops to 6.0 times our previous quarter's annualized modified EBITDA, respectively. The modified EBITDA, as defined in the Credit Agreement, is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma effect of and expected synergies from our acquisitions during the quarter for which the debt compliance certification is due. The Indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indenture) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. Similarly, the Credit Agreement limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized EBITDA and limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.00 times our previous quarter's annualized EBITDA.

As of December 31, 2012, we had $97.6 million in cash and cash equivalents and a working capital deficit of $56.2 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we have a working capital deficit as of December 31, 2012, a majority of the deficit is a result of a current deferred revenue balance of $44.6 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2012 current deferred revenue balance. Additionally, as of December 31, 2012, we had $218.8 million available under our Revolver.

Our capital expenditures, net of stimulus grants, increased by $65.5 million, or 19%, during the six months ended December 31, 2012, as compared to the six months ended December 31, 2011, from $60.0 million to $125.6 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $225.0 million Revolver), equity contributions, and available cash on hand.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the six months ended December 31, 2012 and 2011.

ZAYO GROUP, LLC AND SUBSIDIARIES

	Six months ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$185,408	$57,309
Net cash used in investing activities	(2,599,266)	(393,517)
Net cash provided by financing activities	2,354,266	336,675

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $128.1 million, or 224%, from $57.3 million to $185.4 million during the six months ended December 31, 2011 and 2012, respectively. Net cash flows from operating activities during the six months ended December 31, 2012 represents the loss from continuing operations of $73.4 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $112.5 million, stock-based compensation expense of $43.9 million, losses on extinguishment of debt of $70.7 million, additions to deferred revenue of $23.3 and non-cash interest expense of $14.0 million, less amortization of deferred revenue of $15.9 million and the deferred tax provision of $22.1 million plus or minus the net change in working capital components.

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

The increase in net cash flows from operating activities during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 is primarily a result of additional earnings and synergies realized from our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth.

Cash Flows Used for Investing Activities

We used cash in investing activities of $2,599.3 million and $393.5 million during the six months ended December 31, 2012 and 2011, respectively. During the six months ended December 31, 2012, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $15.9 million for the acquisition of USCarrier, $110.4 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast and $125.6 million in additions to property and equipment, net of stimulus grant reimbursements. Offsetting the net cash used in investing activities during the six months ended December 31, 2012 was purchase consideration of $1.9 million and $0.8 million returned from our acquisitions of MarquisNet and Arialink, respectively and $3.0 million in principal payments received during the period against a related party loan.
During the six months ended December 31, 2011, our principal uses of cash for investing activities were $318.0 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet and $60.0 million in additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by financing activities was $2,354.3 million and $366.7 million during the six months ended December 31, 2012 and 2011, respectively. Our cash flows from financing activities during the six months ended December 31, 2012 primarily comprise $3,024.4 million from the proceeds from long-term debt, $341.5 million in equity contributions from Holdings and $22.4 million in transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $83.4 million in debt issuance costs, $886.8 million in principal repayments on long-term debt obligations, $56.0 million in early redemption fees on debt extinguishments, $7.2 million in cash contributed to ZPS, and $0.6 million in principal payments on capital leases during the six months ended December 31, 2012.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

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

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of December 31, 2012, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a $1,620.0 million Term Loan Facility and $8.0 million of capital lease obligations. As of February 8, 2013, we had $218.8 million available for borrowing under our Revolver.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,409.1 million as of December 31, 2012. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of December 31, 2012, the applicable interest rate on our Revolver was 3.71% and the rate on our Term Loan Facility was 5.25%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would not increase our annual interest expense due to the 1.25% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $16.2 million.

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contract states that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to us the greater of actual LIBOR or 1.25%, the minimum reference rate on the term loan. We entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. Changes in the fair value of the interest rate swaps of $0.7 million and $5.2 million were recorded as an increase to interest expense during the three and six months ended December 31, 2012, respectively. A hypothetical increase in LIBOR rates rate of 100 basis points would increase the fair value of our interest rate swap by approximately $6.4 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2012, our foreign activities accounted for 5.9% and 6.1% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize risk.

We do not have any material commodity price risk.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

On May 15, 2012, the Company restated its consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows as of and for the years ended June 30, 2011 and 2010 as reflected in Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed with the SEC on May 15, 2012 (the “Restated Annual Report”).

The restatement was a result of an error in accounting for the Company's September 9, 2009 acquisition of FiberNet and is more specifically related to the calculation of the deferred tax assets recognized in the acquisition. The error arose from a mathematical error on the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The mathematical error in the stub period tax return resulted in an overstatement of the tax deduction associated with the exercise of warrants that had previously been issued to a landlord of FiberNet. In purchase accounting, management utilized the overstated net operating loss carryforward included on the stub period return when determining the value to ascribe to the deferred tax assets and a resulting gain on bargain purchase.

Upon identifying the error, management concluded the Company's controls to evaluate the fair value of acquired assets and liabilities and record the related deferred income taxes associated with business combinations were not designed in a manner that ensured all relevant factors were considered. This material weakness resulted in a material error in accounting for deferred tax assets, goodwill and gain on bargain purchase recognized in connection with the Company's acquisition of FiberNet.

In Management's Annual Report on Internal Controls over Financial Reporting included in the Restated Annual Report, management concluded the Company's internal control over financial reporting was not effective as of June 30, 2011 as a result of the material weakness discussed above.

Remediation of the Material Weakness

To remediate the material weakness in the Company's internal control over financial reporting, the Company has implemented additional review procedures over the accounting for business combinations.

The Company's remediation plan had been implemented prior to the issuance of its Annual Report on Form 10-K filed with the SEC on September 9, 2012 (the “2012 Annual Report”); however, the above material weakness was not considered to be remediated as of the issuance date of the 2012 Annual Report as the additional review procedures over the accounting for business combinations had not been operating effectively for an adequate period of time.

During the quarter ended December 31, 2012, the Company finalized its purchase accounting associated with its acquisitions of 360networks, Marquisnet, Arialink, FiberGate and USCarrier. Management has assessed its review procedures over the accounting for business combinations for each of the aforementioned acquisitions and believes that its remedial efforts have resolved the identified material weakness.

Changes in Internal Controls over Financial Reporting

The Company's restatement of previously issued financial statements was a result of an error in the preparation of the stub period tax return of FiberNet which covered the period January 1, 2009 through September 9, 2009. The stub period tax return was prepared by a third party service provider and management did not have appropriate review controls over the tax-to-book adjustments included in the tax return to identify the error. Management has implemented additional controls that are designed to identify and remediate issues of this nature and improve our controls currently in place to help ensure the ongoing reliability of our financial reporting.

Other than the change mentioned above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZAYO GROUP, LLC AND SUBSIDIARIES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ZAYO GROUP, LLC AND SUBSIDIARIES

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, other than the change to the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

ZAYO GROUP, LLC AND SUBSIDIARIES

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

ZAYO GROUP, LLC AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date:	February 8, 2013	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	February 8, 2013	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer