Form 10-Q
period 2013-03-31
Zayo Group LLC
filed 2013-05-15
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-169979

Zayo Group, LLC
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 29th Street, Suite 2050,
Boulder, CO 80301
(Address of Principal Executive Offices)
(303) 381-4683
(Registrant’s Telephone Number, Including Area Code)
 400 Centennial Parkway, Suite 200, Louisville, CO 80027
(Former address, if changed since last report)
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

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2013	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$61,168	$150,693
Trade receivables, net of allowance of $3,258 and $911 as of March 31, 2013 and June 30, 2012, respectively	72,422	31,703
Due from related-parties	7,332	231
Prepaid expenses	18,772	7,099
Deferred income taxes, net	26,860	6,018
Restricted cash	—	22,417
Other assets	1,746	4,429
Total current assets	188,300	222,590
Property and equipment, net	1,697,070	754,738
Intangible assets, net	596,942	128,705
Goodwill	1,366,846	193,353
Debt issuance costs, net	100,171	19,706
Investment in USCarrier	—	12,827
Deferred income taxes, net	78,233	30,687
Other assets	24,510	9,048
Total assets	$4,052,072	$1,371,654
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$4,440
Accounts payable	14,087	16,180
Accrued liabilities	122,346	45,385
Accrued interest	43,321	10,863
Capital lease obligations, current	5,617	1,148
Deferred revenue, current	38,369	22,940
Total current liabilities	239,940	100,956
Long-term debt, non-current	2,822,357	685,281
Capital lease obligation, non-current	6,745	10,470
Deferred revenue, non-current	248,465	146,663
Stock-based compensation liability	121,067	54,367
Other long-term liabilities	15,760	8,068
Total liabilities	3,454,334	1,005,805
Commitments and contingencies (Note 11)
Member’s equity
Member’s interest	705,634	388,867
Accumulated other comprehensive loss	(4,952)	—
Accumulated deficit	(102,944)	(23,018)
Total member’s equity	597,738	365,849
Total liabilities and member’s equity	$4,052,072	$1,371,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue	$251,449	$105,042	$724,647	$272,459
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,130	22,388	102,735	59,813
Selling, general and administrative expenses, excluding stock-based compensation	70,419	30,420	229,261	79,075
Stock-based compensation	23,453	5,624	67,379	19,701
Depreciation and amortization	60,759	23,798	173,237	60,680
Total operating costs and expenses	189,761	82,230	572,612	219,269
Operating income	61,688	22,812	152,035	53,190
Other expenses
Interest expense	(49,618)	(14,450)	(164,807)	(35,122)
Loss on extinguishment of debt	(6,571)	—	(77,253)	—
Other (expense)/income, net	(508)	152	301	124
Total other expenses, net	(56,697)	(14,298)	(241,759)	(34,998)
Earnings/(loss) from continuing operations before provision for income taxes	4,991	8,514	(89,724)	18,192
Provision/(benefit) for income taxes	13,305	11,166	(7,990)	18,765
Loss from continuing operations	(8,314)	(2,652)	(81,734)	(573)
Earnings from discontinued operations, net of income taxes	—	—	1,808	—
Net loss	$(8,314)	$(2,652)	$(79,926)	$(573)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Net loss	$(8,314)	$(2,652)	$(79,926)	$(573)
Foreign currency translation adjustments	(9,338)	—	(4,952)	—
Comprehensive loss	$(17,652)	$(2,652)	$(84,878)	$(573)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2013
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2012	$388,867	$—	$(23,018)	$365,849
Capital contributed	342,783	—	—	342,783
Spin-off of Zayo Professional Services (Note 3)	(26,659)	—	—	(26,659)
Preferred stock-based compensation	643	—	—	643
Foreign currency translation adjustment	—	(4,952)	—	(4,952)
Net loss	—	—	(79,926)	(79,926)
Balance at March 31, 2013	$705,634	$(4,952)	$(102,944)	$597,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(79,926)	$(573)
Earnings from discontinued operations	1,808	—
Loss from continuing operations	(81,734)	(573)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	173,237	60,680
Loss on extinguishment of debt	77,253	—
Non-cash interest expense	18,575	2,380
Stock-based compensation	67,379	19,701
Amortization of deferred revenues	(24,894)	(9,584)
Additions to deferred revenue	27,059	39,562
Provision for bad debts	1,682	431
Deferred income taxes	(6,713)	19,054
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(14,701)	(9,226)
Prepaid expenses	6,454	192
Other assets	(3,415)	(3,141)
Accounts payable and accrued liabilities	14,983	(31,732)
Payables to related parties, net	89	(10)
Other liabilities	3,463	2,658
Net cash provided by operating activities of continuing operations	258,717	90,392

Cash flows from investing activities
Purchases of property and equipment	(230,264)	(105,556)
Broadband stimulus grants received	8,967	2,798
Acquisition of Abovenet, Inc., net of cash acquired	(2,212,492)	—
Acquisition of FiberGate, net of cash acquired	(118,335)	—
Acquisition of USCarrier Telecom, LLC, net of cash acquired	(16,092)	—
Acquisition of First Telecom Services, LLC, net of cash acquired	(109,700)	—
Acquisition of Litecast/Balticore, LLC, net of cash acquired	(22,177)	—
Acquisition of 360networks Holdings (USA), net of cash acquired	—	(317,891)
Acquisition of Mercury Marquis Holdings LLC, net of cash acquired	—	(15,456)
Arialink purchase consideration returned	797	—
Mercury Marquis Holdings, LLC purchase consideration returned	1,875	—
Proceeds from principal payments received on related party loans	3,837	—
Net cash used in investing activities of continuing operations	(2,693,584)	(436,105)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands) (continued)

	Nine months ended
	March 31, 2013	March 31, 2012
Cash flows from financing activities
Equity contributions	342,783	1,350
Return of capital	—	(46)
Principal repayments on capital lease obligations	(1,130)	(824)
Principal payments on long-term debt	(1,050,477)	—
Payment of early redemption fees on debt extinguished	(72,117)	—
Proceeds from issuance of long-term debt	3,188,048	335,550
Payment of deferred debt issuance costs	(82,972)	(9,027)
Advance from Communication Infrastructure Investments, LLC	—	10,951
Change in restricted cash, net	22,668	(402)
Cash contributed to ZPS (Note 3)	(7,218)	—
Net cash provided by financing activities of continuing operations	2,339,585	337,552

Cash flows from continuing operations	(95,282)	(8,161)

Cash flows from discontinued operations
Operating activities	3,914	—
Investing activities	2,424	—
Cash flows from discontinued operations	$6,338	$—

Effect of changes in foreign exchange rates on cash	(581)	—
Net decrease in cash and cash equivalents	(89,525)	(8,161)
Cash and cash equivalents, beginning of period	150,693	25,394
Cash and cash equivalents, end of period	$61,168	$17,233
Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of capitalized interest	112,075	44,664
Cash paid for income taxes	1,909	1,376
Non-cash purchases of equipment through capital leasing	9,809	425
Increase in accruals for purchases of property and equipment	2,642	2,902
Refer to Note 2 — Acquisitions, for details regarding the Company’s recent acquisitions and Note 3 — Spin-off of Business for details regarding the Company’s discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)

(1)	BUSINESS AND BASIS OF PRESENTATION

Business
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007 and is engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates an integrated metropolitan and national fiber optic infrastructure, principally in the United States and Europe, offering:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and interconnection services.
Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings”), which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).
Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC on September 14, 2012 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the condensed consolidated financial statements relate to the Company's continuing operations and are presented in thousands of dollars.

The Company's fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the year ended June 30, 2013 as “Fiscal 2013.”
Significant Accounting Policies

There have been no changes to the Company's significant accounting policies described in its Annual Report that have had a material impact on the Company's condensed consolidated financial statements and related notes.

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
As of March 31, 2013 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 20 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions during the nine months ended March 31, 2013
AboveNet Inc. (“AboveNet”)
On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,212,492, net of cash acquired. The purchase price was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of shares outstanding on July 2, 2012.
AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and Financial Times and Stock Exchange (“FTSE”) 500 companies in the United States and Europe. AboveNet’s commercial strategy is consistent with the Company’s, which is to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. It provides lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operates a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with the Company's, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet also has grown a base of business with enterprise clients, particularly within the financial services industry.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate has provided dark fiber services to the Federal government since its inception in 1995 and has since expanded its clientele to include large enterprise and telecommunications customers.
USCarrier Telecom, LLC (“USCarrier”)
In connection with the October 1, 2010 acquisition of American Fiber Systems Holdings Corporation ("AFS"), the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $16,092, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
First Telecom Services, LLC (“First Telecom”)
On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109,700, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
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

Purchase Accounting Estimates

The Company has recognized the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. As of March 31, 2013, the Company has finalized its fair value analysis and resulting purchase accounting for the 360networks, Marquisnet and Arialink acquisitions consummated in Fiscal 2012. The measurement period for both the 360networks and Marquisnet acquisitions has closed. The Company has finalized its fair value analysis and resulting purchase accounting for the FiberGate, USCarrier and Litecast acquisitions consummated during Fiscal 2013 except for its estimates of pre-acquisition contingencies. The Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets as it relates to its acquisitions of Abovenet and First Telecom. As such, all information presented as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The table below reflects the Company’s estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 31, 2012
Cash	$139,137	$2,278	$—	$—	$—
Other current assets	52,394	1,903	1,291	6,284	255
Property and equipment	744,520	58,987	19,361	38,027	386
Deferred tax assets, net	90,215	—	—	—	—
Intangibles	411,883	35,963	6,820	35,516	12,509
Goodwill	1,049,560	53,556	7,353	56,136	9,886
Other assets	6,497	65	34	157	—
Total assets acquired	2,494,206	152,752	34,859	136,120	23,036
Current liabilities	74,226	1,293	3,734	4,244	158
Deferred revenue	87,200	2,542	2,206	22,176	701
Other liabilities	5,069	—	—	—	—
Deferred tax liability, net	—	28,304	—	—	—
Total liabilities assumed	166,495	32,139	5,940	26,420	859
Net assets acquired	2,327,711	120,613	28,919	109,700	22,177
Net assets of Zayo Professional Services (excluding cash)	23,918	—	—	—	—
Fair value of investment in USCarrier prior to acquisition	—	—	(12,827)	—	—
Less cash acquired	(139,137)	(2,278)	—	—	—
Net cash paid	$2,212,492	$118,335	$16,092	$109,700	$22,177

The goodwill arising from the Company's acquisitions results from the synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units. The goodwill associated with the acquisitions of USCarrier, First Telecom and Litecast is deductible for tax purposes. The goodwill associated with the acquisitions of AboveNet and Fibergate is not deductible for tax purposes.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

360networks Holdings (USA) Inc. (“360networks”)

During the quarter ended December 31, 2012, the Company finalized its acquisition accounting for 360networks. In conjunction therewith, it completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company's ability to utilize net operating loss carryforwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company's acquisition of 360networks and due to changes in the ownership of 360networks prior to the Company's acquisition, the Company is limited to utilizing $84,500 of the NOLs generated by 360networks prior to the acquisition date. As a result of completing the Section 382 analysis, the Company has reduced its original estimate of the fair value of the deferred tax asset acquired from 360networks by $58,691. The Company has retrospectively recorded a corresponding increase to the goodwill acquired from the 360networks acquisition in the amount of $58,691, which has been reflected in the accompanying condensed consolidated balance sheets as of June 30, 2012. This adjustment to the Company's provisional acquisition accounting had no effect on the Company's historical results from operations.

Transaction Costs
Transaction costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred transaction costs of $72 and $13,089 during the three and nine months ended March 31, 2013, respectively, and $1,554 and $3,363 during the three and nine months ended March 31, 2012, respectively. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2012 acquisitions of 360networks, Arialink and MarquisNet and the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom and Litecast as if each acquisition occurred on July 1, 2011. The pro-forma results of the acquired AboveNet business exclude the operating results of the professional service business acquired in the AboveNet acquisition which was spun-off to Holdings on September 30, 2012 (See Note 3 – Spin-off of Business). The pro forma loss for the three and nine months ended March 31, 2013 and 2012 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a reduction to revenue as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2011.

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenue	$251,449	$236,800	$749,765	$697,718
Loss from continuing operations	$(8,314)	$(12,064)	$(70,156)	$(15,692)

(3)	SPIN-OFF OF BUSINESS
In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure services.
On September 30, 2012, the Company completed a spin-off of ZPS, a professional service business unit acquired in the acquisition of AboveNet. The Company distributed all of the assets and liabilities of ZPS on the spin-off date to Holdings.
Consistent with discontinued operations reporting provisions, management determined that it has discontinued all significant cash flows and continuing involvement with respect to the ZPS operations effective September 30, 2012. Therefore, for the nine months ended March 31, 2013, the results of the operations of ZPS have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations.

The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date,

ZAYO GROUP, LLC AND SUBSIDIARIES

transactions with ZPS have been included in the Company’s results of operations. See Note 12 — Related-Party Transactions, for a discussion of transactions with ZPS during the three and nine months ended March 31, 2013.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Nine months ended March 31,
	2013	2012
Revenues	$6,474	$—
Earnings before income taxes	3,011	—
Income tax expense	1,203	—
Earnings from discontinued operations, net of income taxes	$1,808	$—
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses which ZPS recognized during the period from transactions with other Zayo Group subsidiaries.

(4)	GOODWILL

The Company’s goodwill balance was $1,366,846 and $193,353 as of March 31, 2013 and June 30, 2012, respectively. Additions to goodwill during the nine months ended March 31, 2013 relate to the acquisitions of AboveNet, FiberGate, USCarrier, First Telecom and Litecast (See Note 2 – Acquisitions).

The Company’s reporting units are comprised of its reportable segments. Historically, the Company operated as three business units: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). Effective January 1, 2013, the Company implemented certain changes to its organizational structure that resulted in the disaggregation of the legacy ZB business unit into five separate reportable segments: Zayo Wavelength Services ("Waves"), Zayo Sonet Services ("Sonet"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP") and Zayo Mobile Infrastructure Group ("MIG") (See Note 13 - Segment Reporting). Upon the January 1, 2013 disaggregation of the legacy ZB segment, the goodwill balance of the ZB segment was re-allocated to the newly formed segments based upon a relative fair value allocation method. Effective January 1, 2013, the Company also changed the name of its legacy ZFS segment to Zayo Dark Fiber ("Dark Fiber"). The following table reflects the allocation of goodwill acquired in the Company's Fiscal 2013 acquisitions to the Company's legacy reporting units and the allocation of the legacy ZB goodwill balance to each of the Company's newly formed reportable segments:

	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	Dark Fiber	zColo	Total
As of June 30, 2012	$—	$—	$—	$—	$—	$125,529	$62,253	$5,571	$193,353
Additions:
AboveNet	—	—	—	—	—	633,741	415,084	759	1,049,584
FiberGate	—	—	—	—	—	—	53,556	—	53,556
USCarrier	—	—	—	—	—	6,027	973	353	7,353
First Telecom	—	—	—	—	—	978	55,477	—	56,455
Litecast	—	—	—	—	—	1,556	8,296	34	9,886
Change in reportable segments	345,417	81,728	147,860	128,151	64,675	(767,831)	—	—	—
Foreign currency translation	(953)	—	(443)	(278)	—	—	(1,657)	(10)	(3,341)
As of March 31, 2013	$344,464	$81,728	$147,417	$127,873	$64,675	$—	$593,982	$6,707	$1,366,846

The Company retrospectively adjusted its previously reported allocation of the purchase consideration associated with its prior year acquisitions of 360networks, MarquisNet and Arialink as a result of changes to the original fair value estimates of certain items acquired from these acquisitions. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2012 that related to the facts and circumstances in existence at the respective acquisition dates. Other current assets increased $2,672 due to refunds of $1,875 and $797 from escrow accounts related to the resolution of contingent purchase price adjustments associated with the Company’s acquisitions of MarquisNet and Arialink, respectively. Deferred income tax assets decreased by $58,691 as a result of finalizing the IRC

ZAYO GROUP, LLC AND SUBSIDIARIES

Section 382 analysis associated with the Company’s acquisition of 360networks (See Note 2 – Acquisitions). Goodwill increased by $55,914 as an offset to the aforementioned and other immaterial adjustments.

During the three months ended March 31, 2013, the Company made purchase accounting adjustments to acquisitions closed during the past twelve months which resulted in a net change to goodwill of $6,887.

(5)INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of March 31, 2013 and June 30, 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2013
Customer relationships	$670,608	$(77,154)	$593,454
Certifications	3,488	—	3,488
Total	$674,096	$(77,154)	$596,942
June 30, 2012
Customer relationships	$167,917	$(42,928)	$124,989
Tradenames	548	(320)	228
Certifications	3,488	—	3,488
Total	$171,953	$(43,248)	$128,705

(6)	LONG-TERM DEBT
As of June 30, 2012, the Company’s debt obligations included a senior note with a balance of $350,122 (net of unamortized premiums and discounts of $122), a term loan with a balance of $305,159 (net of unamortized discount of $8,266) and $30,000 outstanding under the Company’s prior revolver.
On July 2, 2012, the Company and Zayo Capital Inc. ("Zayo Capital"), a 100% owned finance subsidiary of the Company that does not have independent assets or operations, issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, the Company also entered into a $250,000 senior secured revolving credit facility (the "Revolver") and a $1,620,000 senior secured term loan facility, issued at a $30,000 discount, which accrues interest at floating rates (the “Term Loan Facility”); the rate on the Term Loan Facility was initially subject to a floor of 7.125%. A portion of the net proceeds from the Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 8 – Equity), were used to extinguish the Company’s previously existing term loan and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s $350,000 outstanding aggregate principal amount of previously issued notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.
In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,975 associated with debt extinguishment costs, including a cash expense of $39,798 associated with the payment of early redemption fees on the Company’s previous indebtedness and non-cash expenses of $17,032 associated with the write-off of the Company’s unamortized debt issuance costs and $8,145 associated with writing-off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, the Company and Zayo Capital entered into a second amendment (the “ Second Amendment”) to the agreement governing its Term Loan Facility (the "Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Company’s Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment set a floor on the Term Loan Facility’s interest rate at 5.25%. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

ZAYO GROUP, LLC AND SUBSIDIARIES

On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Credit Agreement . Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Company’s Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, the Company’s Revolver, which was undrawn as of March 31, 2013, will bear interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio (the “Revolving Loan LIBOR Spread”), which represents a downward adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

In connection with the aforementioned amendments, the Company incurred early redemption call premiums of $16,200 and $16,119 for the Second Amendment and Fourth Amendment, respectively. The early redemption call premium was paid with cash on hand to a syndicate of creditors in the Company’s Term Loan Facility. Prior to the consummation of the amendments, the Company requested the consent of all creditors holding balances in the Company’s Term Loan Facility to the amended terms. $15,261 and $15,040 of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, have been accounted for as additional debt issuance costs during the three months ended December 31, 2012 and March 31, 2013, respectively. The remaining call premium of $939 and $1,079 associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the three and nine months ended March 31, 2013. Existing and/or new creditors replaced the non-consented commitments such that the full amount of the Company's term loan commitments were replaced in both the Second and Fourth Amendments. The principal payment of $344,452 to the non-consenting creditors is reflected on the consolidated statement of cash flows as a principal payment on long-term debt, and the corresponding $344,452 received from new creditors is reflected as proceeds from issuance of long-term debt.

In connection with the amendments, the Company recognized an expense of $6,571 and $12,278 during the three and nine months ended March 31, 2013, respectively, associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.

The interest rates in effect on the Term Loan Facility and Revolver as of March 31, 2013 were 4.50% and 3.21%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.

The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4,050 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement.
As of March 31, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,588,557 (net of an unamortized discount of $23,343), respectively.

In October 2010, in connection with the AFS merger, the Company provided the former owners of AFS with a promissory note in the amount of $4,500. The promissory note was non-interest bearing and was paid in full in October 2012.

As of March 31, 2013, no amounts were outstanding on the Company’s Revolver. Standby letters of credit were outstanding in the amount of $6,185 as of March 31, 2013, leaving $243,815 available under the Revolver as of March 31, 2013. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 2.0% to 3.0% plus LIBOR per annum based upon the Company’s leverage ratio.
Debt covenants
The Credit Agreement, as amended, contains a covenant that requires the Company to maintain a minimum fixed-charge coverage ratio. Pursuant to the Credit Agreement, the Company shall not permit its Fixed Charge Coverage Ratio, which is defined in the Credit Agreement as the ratio of the Company's annualized modified EBITDA (as defined in the Credit Agreement) during the most recent quarter minus Capital Expenditures (as defined in the Credit Agreement) for the twelve month period ended as of the end of each applicable fiscal quarter to interest expense for that same period to be less than the minimum ratio for the applicable period set forth below:

ZAYO GROUP, LLC AND SUBSIDIARIES

Fiscal Quarters Ending	Minimum Ratio
December 31, 2012, March 31, 2013 and June 30, 2013	1.5 to 1.0
September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014	1.75 to 1.0
September 30, 2014, December 31, 2014 and March 31, 2015	2.0 to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25 to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.5 to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75 to 1.0
The Credit Agreement also requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of the Company and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.
The Credit Agreement does not contain any restrictions on the ability of the Company's subsidiaries' to pay dividends to Zayo Group, LLC.
The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.
The indentures governing the Company's Notes limit any increase in the Company's secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times the Company's previous quarter's annualized modified EBITDA and limit the Company's incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter's annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2013 and June 30, 2012.
Redemption rights
At any time prior to July 1, 2015 (for the Senior Secured Notes) and July 1, 2016 (for the Senior Unsecured Notes), the Company may redeem all or part of the Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a "make-whole" premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.
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
In the event of an equity offering to the public, at any time prior to July 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Company's indenture at a redemption price of 108.125% (for the Senior Secured Notes) and 110.25% (for the Senior Unsecured Notes) of the principal amount thereof, plus accrued and unpaid

ZAYO GROUP, LLC AND SUBSIDIARIES

interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
The Company, at any time prior to July 2, 2013, may voluntarily make prepayments against the principal balance of the Term Loan Facility. If the source of such prepayments is from proceeds of Funded Debt (as defined in the Credit Agreement), having a lower interest rate than the applicable Term Loan Facility rate, such prepayments will be accompanied by a premium payment of 1.0% of the aggregate prepayment amount. The Company may make prepayments on the Term Loan Facility at any time without incurring a 1.0% premium charge if the prepayment is from a source other than Funded Debt having a lower interest rate than the applicable Term Loan Facility rate, and at any time after July 2, 2013, regardless of the source.
Debt issuance costs
In connection with the Notes offering, Revolver and the amended Term Loan Facility, the Company incurred debt issuance costs of $115,948. These costs will be amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are immediately expensed.
Unamortized debt issuance costs of $3,012 and $22,561 associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the three and nine months ended March 31, 2013, respectively, upon the settlement and material amendment to the Company’s previous debt obligations. The balance of debt issuance costs as of March 31, 2013 and June 30, 2012 was $100,171 and $19,706, net of accumulated amortization of $10,247 and $6,187, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3,644 and $10,247 during the three and nine months ended March 31, 2013, respectively and $1,059 and $2,380 during the three and nine months ended March 31, 2012, respectively.
Interest rate derivatives
On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750,000, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counter-party will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and nine months ended March 31, 2013, $(54) and $5,103, respectively, was recorded as an (decrease)/increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swap obligation of $5,103 is included in “Other long term liabilities” in the Company’s condensed consolidated balance sheet as of March 31, 2013.

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
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine month periods ended March 31, 2013 and 2012 are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
Expected provision/(benefit) at statutory rate	$1,747	$2,894	$(31,403)	$6,185
Increase due to:
Non-deductible stock-based compensation	8,175	5,610	22,755	8,691
State income taxes, net of federal benefit	1,254	2,011	(1,789)	2,978
Transactions costs not deductible for tax purposes	25	879	970	1,082
Foreign tax rate differential	(409)	—	(1,096)	—
State NOL Adjustment	2,021	—	2,021	—
Other, net	492	(228)	552	(171)
Provision/(benefit) for income taxes	$13,305	$11,166	$(7,990)	$18,765

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments, including but not limited to the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the interim provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year and given the significant assumptions inherent in the determination of this item, management is not able to reliably estimate the annual amount expected to impact the effective tax rate. As such, the tax effect of non-deductible stock-based compensation is recognized in each interim period in which the stock compensation is recorded.

(8)	EQUITY

In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,274, net of $1,976 in costs associated with raising the additional equity. In June 2012, $133,150 of the proceeds (net of fees) from the equity raised were contributed to the Company, and the remaining $337,124 was contributed during the nine months ended March 31, 2013. As of July 2, 2012, the equity commitments from CII’s investors had been fulfilled. During the nine months ended March 31, 2013, CII contributed an additional $5,659 in cash to the Company. The source of the additional cash contribution was dividend payments received from CII's other subsidiaries.
As discussed in Note 3 – Spin-off of Business, the Company completed a spin-off of ZPS to Holdings on September 30, 2012. As a result of the spin-off, member’s interest was reduced by $26,659, the carrying value of the net assets of ZPS on the spin-off date, as reflected in the consolidated statements of member’s equity for the period ended March 31, 2013.

(9)	STOCK-BASED COMPENSATION

Liability Classified Awards

The Company has been given authorization by CII to award 525,000,000 of CII's common units as profits interests to employees and directors of the Company.

As of March 31, 2013, CII had eight classes of common units with different liquidation preferences-Class A through Class H units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. During the three months ended September 30, 2012, the Company issued 193,820,722 Class G common units to employees and its independent director. An additional 118,930,832 Class H common

ZAYO GROUP, LLC AND SUBSIDIARIES

units were issued during the three months ended March 31, 2013. At March 31, 2013, 469,622,616 common units of CII were issued and outstanding to employees and directors of the Company and 49,786,027 common units of CII were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

As of March 31, 2013 and June 30, 2012, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	March 31, 2013	June 30, 2012
	(estimated per unit value)
Class A	1.32	0.92
Class B	1.16	0.81
Class C	0.96	0.68
Class D	0.93	0.65
Class E	0.78	0.55
Class F	0.68	0.49
Class G	0.31	N/A
Class H	0.24	N/A

The liability associated with the common units was $121,067 and $54,367 as of March 31, 2013 and June 30, 2012, respectively. As of March 31, 2013, common units with an estimated fair value of $117,910 were unvested. The fair value of the unvested common units will be recognized to stock-based compensation expense over the next three years.

The stock-based compensation expense associated with the common units was $23,239 and $66,736 during the three and nine months ended March 31, 2013, respectively, and $5,410 and $19,043 during the three and nine months ended March 31, 2012, respectively.

The Company presents stock-based compensation as a separate component of total operating costs and expenses on the consolidated statement of operations due to the size and volatility of the non-cash expense. All but an immaterial amount of the stock-based compensation recorded during the periods presented relates to employees functioning in a selling, general and administrative capacity.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Each class of common unit has a liquidation threshold. Holders of a respective class of common units begin to receive a portion of the proceeds from a liquidity event once the aggregate distributions previously made with respect to issued common units of earlier classes are equal to or greater than the respective common unit classes liquidation threshold. Common unit holders of each of the following classes begin sharing in the proceeds of a liquidation event once the total amount distributed to early classes reaches the following liquidation thresholds:

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15,000,000
Class C	40,000,000
Class D	45,000,000
Class E	75,000,000
Class F	95,000,000
Class G	235,000,000
Class H	290,000,000

Equity Classified Awards

CII has issued preferred units to certain Zayo Group executives as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $214 and $643 for the three and nine months ended March 31, 2013, respectively and $215 and $658 for the three and nine months ended March 31, 2012, respectively.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at March 31, 2013 and June 30, 2012 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed, net of unamortized discounts or premiums and was $1,250,000 and $350,122 as of March 31, 2013 and June 30, 2012, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of March 31, 2013 and June 30, 2012 was estimated to be $1,428,750 and $392,600, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,588,557 and $305,159 as of March 31, 2013 and June 30, 2012, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.50%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into, its carrying amount approximates fair value. In the absence of the Company's interest rate swap which goes into effect July 1, 2013, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16,119.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(54) and $5,103 were recorded as a (decrease)/increase to interest expense during the three and nine months ended March 31, 2013, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $17.6 million.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

ZAYO GROUP, LLC AND SUBSIDIARIES

	Level	March 31, 2013	June 30, 2012
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$121,067	$54,367
Interest rate swap	Level 2	5,103	—
Total liabilities recorded at fair value		$126,170	$54,367

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At March 31, 2013, the Company was contractually committed for $94,803 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and un-asserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and un-asserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(12)	RELATED-PARTY TRANSACTIONS
As of March 31, 2013 and June 30, 2012, the Company had a net receivable balance with Onvoy, Inc. ("Onvoy") in the amount of $722 and $103, respectively, related to services the Company provided to Onvoy.
As discussed in Note 3 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition, to Holdings on September 30, 2012. As of March 31, 2013, the Company had a receivable from ZPS in the amount of $6,610. The receivable from ZPS relates to the net working capital surplus of $10,447 on the spin-off date that was transferred to ZPS that is to be reimbursed to the Company. During the nine months ended March 31, 2013, the Company received $3,837 from ZPS as a payment against this related party receivable that is reflected in cash flows from investing activities on the consolidated statement of cash flows during the nine months ended March 31, 2013.
Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS during the three and nine months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue	$3,215	$1,635	$8,074	$4,824
Operating costs	(125)	(125)	(413)	(375)
Selling, general and administrative expenses	(259)	(371)	(658)	(446)
Net	$2,831	$1,139	$7,003	$4,003
On September 14, 2010, Dan Caruso, the Company’s President, Chief Executive Officer and Director purchased $500 of the Company’s notes in connection with the Company’s $100,000 notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest. On July 2, 2012, the Company repurchased Mr. Caruso’s Notes for $541 pursuant to its offer to repurchase all of the outstanding notes of that series.
On July 2, 2012, Matthew Erickson, the President of Dark Fiber, purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors.

ZAYO GROUP, LLC AND SUBSIDIARIES

(13) SEGMENT REPORTING

The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately within the Company's footnotes to its financial statements presented in its filings on Form 10-Q and Form 10-K with the SEC. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.

Upon a change in the Company's reporting structure that results in changes to the composition of one or more of its reporting units, the Company is required to reassign assets and liabilities to the reporting units affected. The re-allocation of assets and liabilities (excluding goodwill) is determined based on which reporting unit the asset will be employed in or to which reporting unit the liability relates. The re-allocation of goodwill is determined based on a relative fair value method that utilizes the fair values of the new reporting units. The relative fair values of the reporting units are estimated using both income and market based valuation techniques. Upon a change in the Company's reportable segments, the Company performs a goodwill impairment test immediately prior to a change in reporting units at the legacy reporting unit level and immediately after a change in reporting units at the new reporting unit level.

The Company has historically operated as three segments (also referred to herein as business units): ZB, zColo and Dark Fiber. Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services. The ZB unit offered primarily lit bandwidth infrastructure services, the zColo unit provides colocation and inter-connection transport services and the Dark Fiber unit is dedicated to marketing and supporting dark fiber related services. Effective January 1, 2013, the Company implemented certain changes to its organizational structure and altered how it operated its business. As a result of these changes, the ZB unit was disaggregated into the following five business units which more closely align with the lit bandwidth products offered by the Company:

•Waves: The Company's Waves segment provides lit bandwidth infrastructure services to its customers utilizing wavelength technology.  The Waves segment provides 1G, 2.5G, 10G and 100G wavelength services.  From a technological standpoint, the Waves segment provides this service by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light.   The Waves segment provides dedicated wavelengths; that is wavelengths that are not shared by more than one customer.

•Sonet: The Company's Synchronous Optical Network ("Sonet") segment provides lit bandwidth infrastructure services to its customers utilizing Sonet technology. The company provides Sonet in speeds ranging from DS-1 (1.54 Mpbs) to OC-192 (10 GB) of capacity.  Sonet is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. Sonet technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.

•Ethernet: The Company's Ethernet segment provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination.

•IP: The Company's IP segment provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol ("IP") technology. IP technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient means of traveling across a network. Packets of information may travel across different circuits in order to reach the destination. IP technology is typically used for long distance networks.

•MIG: The Company's MIG segment provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mpbs and above and is used by wireless service providers to enable 3G and 4G cellular services.  The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell

ZAYO GROUP, LLC AND SUBSIDIARIES

antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center.  The combination of these two services makes up the Small Cell Infrastructure offering.

Effective January 1, 2013, revenues for all of the Company’s products are included in one of the Company's seven business units. The results of operations for each business unit include an allocation of certain corporate related overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each business unit are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and debt issuance costs.

The segment information for the three and nine months ended March 31, 2013 reflects the operating results of both the Company's new business segments and the legacy ZB segment. Segment information prior to July 1, 2012 has not been restated to reflect the Company's new business segments, as the Company began recording revenue and expense transactions at the new segment level effective July 1, 2012 and management has determined that it is impracticable to restate financial information prior to July 1, 2012 under the new business segments. The change to the Company's business units did not impact the comparability of the zColo or Dark Fiber segments. The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Total
Revenue	$60,700	$32,527	$33,837	$23,023	$17,550	$167,637	$15,902	$74,879	$—	$258,418
Intersegment revenue	(4,800)	—	(14)	(17)	—	(4,831)	(2,128)	(10)		(6,969)
Revenue from external customers	55,900	32,527	33,823	23,006	17,550	162,806	13,774	74,869	—	251,449
Adjusted EBITDA	30,441	14,460	18,921	12,995	10,466	87,283	6,286	52,530	—	146,100
Total assets	763,925	208,417	386,594	229,073	314,914	1,902,923	93,104	1,820,117	235,928	4,052,072
Capital expenditures, net of stimulus grant reimbursements	(20,140)	(1,088)	(14,915)	(5,183)	(22,146)	(63,472)	(3,682)	(28,579)	—	(95,733)

	For the nine months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Total
Revenue	$177,849	$98,178	$97,414	$66,949	$47,548	$487,938	$46,629	$212,226	$—	$746,793
Intersegment revenue	(14,845)	—	(158)	(213)	—	(15,216)	(6,287)	(643)		(22,146)
Revenue from external customers	163,004	98,178	97,256	66,736	47,548	472,722	40,342	211,583	—	724,647
Adjusted EBITDA	87,559	43,625	51,579	36,023	25,943	244,729	16,037	146,785	(1,552)	405,999
Capital expenditures, net of stimulus grant reimbursements	(49,758)	(2,099)	(31,911)	(10,150)	(52,314)	(146,232)	(11,843)	(63,222)	—	(221,297)

	As of and for the three months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim	Total
Revenue	$74,759	$11,770	$19,620	$—	$106,149
Intersegment revenue	(3)	(1,104)	—	—	(1,107)
Revenue from external customers	74,756	10,666	19,620	—	105,042
Adjusted EBITDA	35,197	4,939	13,804	—	53,940
Total assets	637,421	71,212	375,461	124,400	1,208,494
Capital expenditures, net of stimulus grant reimbursements	31,071	3,205	8,462	—	42,738

ZAYO GROUP, LLC AND SUBSIDIARIES

	For the nine months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim	Total
Revenue	$195,774	$31,593	$48,194	$—	$275,561
Intersegment revenue	(5)	(3,097)	—	—	(3,102)
Revenue from external customers	195,769	28,496	48,194	—	272,459
Adjusted EBITDA	92,130	12,595	32,323	10	137,058
Capital expenditures, net of stimulus grant reimbursements	79,804	5,393	17,561	—	102,758

Adjusted EBITDA

The Company defines Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition-related transaction costs, stock-based compensation, and certain non-cash or non-recurring items. The Company uses Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

The Company also monitors Adjusted EBITDA because it has debt covenants that restrict its borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in the Company’s credit agreements. The modified EBITDA is consistent with the Company’s definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by the Company during the quarter in which the debt compliance certification is due. The indentures governing the Company's Notes limit any increase in the Company's secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times the previous quarter's annualized modified EBITDA and limit the Company's incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter's annualized modified EBITDA, which is consistent with the incurrence restrictions in the Company's Credit Agreement governing its Term Loan Facility.

Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by the Company and its compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company's results from operations and operating cash flows as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company's debt; and

•	does not reflect cash required to pay income taxes.

The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
Net earnings/(loss)	$14,968	$7,886	$11,152	$10,087	$4,272	$48,365	$3,725	$23,186	$(83,590)	$(8,314)
Interest expense	48	2	6	2	4	62	1	172	49,382	49,618
Provision for income taxes	—	—	—	—	—	—	—	—	13,305	13,305
Depreciation and amortization expense	12,886	5,182	6,645	2,180	5,110	32,003	2,386	26,370	—	60,759
Transaction costs	23	9	12	9	13	66	2	4	—	72
Stock-based compensation	2,516	1,381	1,106	717	1,067	6,787	172	2,799	13,695	23,453
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	6,571	6,571
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	—	637	637
Adjusted EBITDA	$30,441	$14,460	$18,921	$12,995	$10,466	$87,283	$6,286	$52,530	$—	$146,100

	Nine months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
Net earnings/(loss)	$41,603	$23,602	$24,478	$25,551	$6,218	$121,452	$6,862	$62,151	$(270,391)	$(79,926)
Earnings from discontinued operations, net of taxes						—			(1,808)	(1,808)
Interest expense	195	20	68	25	39	347	30	285	164,145	164,807
Benefit for income taxes	—	—	—	—	—	—	—	—	(7,990)	(7,990)
Depreciation and amortization expense	35,789	15,651	21,229	6,519	14,551	93,739	6,604	72,894	—	173,237
Transaction costs	2,621	671	2,299	1,015	1,927	8,533	1,699	2,858	—	13,090
Stock-based compensation	7,351	3,681	3,505	2,913	3,208	20,658	842	8,597	37,282	67,379
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	77,253	77,253
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	—	(43)	(43)
Adjusted EBITDA	$87,559	$43,625	$51,579	$36,023	$25,943	$244,729	$16,037	$146,785	$(1,552)	$405,999

	Three months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
Net earnings/(loss)	$21,935	$2,962	$6,253	$(33,802)	$(2,652)
Interest expense	200	54	9	14,187	14,450
Provision for income taxes	—	—	—	11,166	11,166
Depreciation and amortization expense	15,221	1,654	6,923	—	23,798
Transaction costs	1,105	81	368	—	1,554
Stock-based compensation	(3,264)	188	251	8,449	5,624
Adjusted EBITDA	$35,197	$4,939	$13,804	$—	$53,940

ZAYO GROUP, LLC AND SUBSIDIARIES

	Nine months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
Net earnings/(loss)	$47,555	$6,983	$14,371	$(69,482)	$(573)
Interest expense	622	161	20	34,319	35,122
Provision for income taxes	—	—	—	18,765	18,765
Depreciation and amortization expense	40,362	4,409	15,909	—	60,680
Transaction costs	2,443	275	645	—	3,363
Stock-based compensation	1,148	767	1,378	16,408	19,701
Adjusted EBITDA	$92,130	$12,595	$32,323	$10	$137,058

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6 – Long-term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc., $750,000 Senior Secured Notes and $500,000 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisition of AboveNet.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$57,131	$989	$3,048	$—	$61,168
Trade receivables, net	60,009	4,409	8,004	—	72,422
Due from related-parties	18,585	—	47	(11,300)	7,332
Prepaid expenses	14,261	2,168	2,343	—	18,772
Deferred income taxes	17,064	—	9,796	—	26,860
Other assets	1,587	14	145	—	1,746
Total current assets	168,637	7,580	23,383	(11,300)	188,300
Property and equipment, net	1,596,407	50,267	50,396	—	1,697,070
Intangible assets, net	575,376	21,566	—	—	596,942
Goodwill	1,260,980	6,589	99,277	—	1,366,846
Debt issuance costs, net	100,171	—	—	—	100,171
Deferred income taxes, net	78,233	—	—	—	78,233
Other assets	20,494	3,222	794	—	24,510
Investment in subsidiary	217,956	—	—	(217,956)	—
Total assets	$4,018,254	$89,224	$173,850	$(229,256)	$4,052,072
Liabilities and member’s equity:
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	12,138	734	1,215	—	14,087
Accrued liabilities	112,342	4,800	5,204	—	122,346
Accrued interest	43,321	—	—	—	43,321
Capital lease obligations, current	2,021	3,596	—	—	5,617
Due to related-parties	—	—	11,300	(11,300)	—
Deferred revenue, current	35,050	547	2,772	—	38,369
Total current liabilities	221,072	9,677	20,491	(11,300)	239,940
Long-term debt, non-current	2,822,357	—	—	—	2,822,357
Capital lease obligations, non-current	6,745	—	—	—	6,745
Deferred revenue, non-current	243,940	1,111	3,414	—	248,465
Stock-based compensation liability	118,329	2,051	687	—	121,067
Other long-term liabilities	8,073	7,687	—	—	15,760
Total liabilities	3,420,516	20,526	24,592	(11,300)	3,454,334
Member’s equity:
Member’s interest	732,065	41,538	149,987	(217,956)	705,634
Accumulated other comprehensive income	—	—	(4,952)	—	(4,952)
(Accumulated deficit)/retained earnings	(134,327)	27,160	4,223	—	(102,944)
Total member’s equity	597,738	68,698	149,258	(217,956)	597,738
Total liabilities and member’s equity	$4,018,254	$89,224	$173,850	$(229,256)	$4,052,072

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets:
Cash and cash equivalents	$149,574	$1,119	—	$—	$150,693
Trade receivables, net	28,992	2,711	—	—	31,703
Due from related-parties	247	27	—	(43)	231
Prepaid expenses	5,973	1,126	—	—	7,099
Deferred income taxes	6,018	—	—	—	6,018
Restricted cash	22,417	—	—	—	22,417
Other assets, current	4,422	7	—	—	4,429
Total current assets	217,643	4,990	—	(43)	222,590
Property and equipment, net	717,890	36,848	—	—	754,738
Intangible assets, net	107,539	21,166	—	—	128,705
Goodwill	185,907	7,446	—	—	193,353
Debt issuance costs, net	19,706	—	—	—	19,706
Investment in USCarrier	12,827	—	—	—	12,827
Deferred income taxes, net	30,687	—	—	—	30,687
Other assets, non-current	8,250	798	—	—	9,048
Investment in subsidiary	61,262	—	—	(61,262)	—
Total assets	$1,361,711	$71,248	—	$(61,305)	$1,371,654
Liabilities and member’s equity:
Current liabilities
Current portion of long-term debt	$4,440	$—	$—	$—	$4,440
Accounts payable	14,831	1,349	—	—	16,180
Accrued liabilities	42,673	2,712	—	—	45,385
Accrued interest	10,863	—	—	—	10,863
Capital lease obligations, current	1,138	10	—	—	1,148
Due to related-parties	43	—	—	(43)	—
Deferred revenue, current	22,356	584	—	—	22,940
Total current liabilities	96,344	4,655	—	(43)	100,956
Long-term debt, non-current	685,281	—	—	—	685,281
Capital lease obligations, non-current	10,470	—	—	—	10,470
Deferred revenue, non-current	145,590	1,073	—	—	146,663
Stock-based compensation liability	52,432	1,935	—	—	54,367
Deferred tax liability	—	—	—	—	—
Other long-term liabilities	5,745	2,323	—	—	8,068
Total liabilities	995,862	9,986	—	(43)	1,005,805
Member’s equity:
Member’s interest	408,425	41,704	—	(61,262)	388,867
(Accumulated deficit)/retained earnings	(42,576)	19,558	—	—	(23,018)
Total member’s equity	365,849	61,262	—	(61,262)	365,849
Total liabilities and member’s equity	$1,361,711	$71,248	—	$(61,305)	$1,371,654

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$223,598	$15,686	$14,351	$(2,186)	$251,449
Operating costs and expenses
Operating costs, excluding depreciation and amortization	28,067	7,635	1,614	(2,186)	35,130
Selling, general and administrative expenses, excluding stock-based compensation	62,490	1,781	6,148	—	70,419
Stock-based compensation	23,189	170	94	—	23,453
Depreciation and amortization	55,267	2,273	3,219	—	60,759
Total operating costs and expenses	169,013	11,859	11,075	(2,186)	189,761
Operating income	54,585	3,827	3,276	—	61,688
Other expense
Interest expense	(49,542)	—	(76)	—	(49,618)
Loss on extinguishment of debt	(6,571)	—	—	—	(6,571)
Other income/(expense), net	115	6	(629)	—	(508)
Equity in net earnings of subsidiaries	4,981	—	—	(4,981)	—
Total other (expense)/income, net	(51,017)	6	(705)	(4,981)	(56,697)
Earnings/(loss) before provision for income taxes	3,568	3,833	2,571	(4,981)	4,991
Provision/(benefit) for income taxes	11,882	1,561	(138)	—	13,305
(Loss)/earnings from continuing operations	$(8,314)	$2,272	$2,709	$(4,981)	$(8,314)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$637,878	$45,975	$43,072	$(2,278)	$724,647
Operating costs and expenses
Operating costs, excluding depreciation and amortization	76,650	22,893	5,470	(2,278)	102,735
Selling, general and administrative expenses, excluding stock-based compensation	200,302	8,833	20,126	—	229,261
Stock-based compensation	65,829	827	723	—	67,379
Depreciation and amortization	157,056	6,327	9,854	—	173,237
Total operating costs and expenses	499,837	38,880	36,173	(2,278)	572,612
Operating income	138,041	7,095	6,899	—	152,035
Other expense
Interest expense	(164,458)	(25)	(324)	—	(164,807)
Loss on extinguishment of debt	(77,253)	—	—	—	(77,253)
Other income, net	241	3	57	—	301
Equity in net earnings of subsidiaries	8,201	—	—	(8,201)	—
Total other expense, net	(233,269)	(22)	(267)	(8,201)	(241,759)
(Loss)/earnings before provision for income taxes	(95,228)	7,073	6,632	(8,201)	(89,724)
(Benefit)/provision for income taxes	(13,494)	3,081	2,423	—	(7,990)
(Loss)/earnings from continuing operations	$(81,734)	$3,992	$4,209	$(8,201)	$(81,734)

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$94,379	$11,770	$—	$(1,107)	$105,042
Operating costs and expenses
Operating costs, excluding depreciation and amortization	18,531	4,964	—	(1,107)	22,388
Selling, general and administrative expenses, excluding stock-based compensation	28,471	1,949	—	—	30,420
Stock-based compensation	5,436	188	—	—	5,624
Depreciation and amortization	22,144	1,654	—	—	23,798
Total operating costs and expenses	74,582	8,755	—	(1,107)	82,230
Operating income	19,797	3,015	—	—	22,812
Other expense
Interest expense	(14,396)	(54)	—	—	(14,450)
Other income, net	152	—	—	—	152
Equity in net earnings of subsidiaries	1,733	—	—	(1,733)	—
Total other expense, net	(12,511)	(54)	—	(1,733)	(14,298)
Earnings/(loss) before provision for income taxes	7,286	2,961	—	(1,733)	8,514
Provision for income taxes	9,938	1,228	—	—	11,166
Net (loss)/earnings	$(2,652)	$1,733	$—	$(1,733)	$(2,652)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended March 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$243,968	$31,593	$—	$(3,102)	$272,459
Operating costs and expenses
Operating costs, excluding depreciation and amortization	49,004	13,911	—	(3,102)	59,813
Selling, general and administrative expenses, excluding stock-based compensation	73,713	5,362	—	—	79,075
Stock-based compensation	18,934	767	—	—	19,701
Depreciation and amortization	56,271	4,409	—	—	60,680
Total operating costs and expenses	197,922	24,449	—	(3,102)	219,269
Operating income	46,046	7,144	—	—	53,190
Other expense
Interest expense	(34,961)	(161)	—	—	(35,122)
Other income, net	124	—	—	—	124
Equity in net earnings of subsidiaries	3,960	—	—	(3,960)	—
Total other expense, net	(30,877)	(161)	—	(3,960)	(34,998)
Earnings/(loss) before provision for income taxes	15,169	6,983	—	(3,960)	18,192
Provision for income taxes	15,742	3,023	—	—	18,765
Net (loss)/earnings	$(573)	$3,960	$—	$(3,960)	$(573)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
Nine months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$228,699	$18,849	$11,169	$258,717
Cash flows from investing activities:
Purchases of property and equipment	(205,351)	(10,776)	(5,170)	(221,297)
Acquisitions, net of cash acquired	(2,484,437)	421	7,892	(2,476,124)
Proceeds from principal payments received on related party loans	3,837	—	—	3,837
Net cash (used in)/provided by investing activities	(2,685,951)	(10,355)	2,722	(2,693,584)
Cash flows from financing activities:
Equity contributions	342,783	—	—	342,783
Dividend received/(paid)	8,501	(8,501)	—	—
Proceeds from long-term debt	3,188,048	—	—	3,188,048
Principal repayments on long-term debt	(1,050,477)	—	—	(1,050,477)
Payment of intercompany loan	10,263		(10,263)	—
Early redemption fees on debt extinguishment	(72,117)	—	—	(72,117)
Changes in restricted cash	22,668	—	—	22,668
Principal repayments on capital lease obligations	(1,007)	(123)	—	(1,130)
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Deferred financing costs	(82,972)	—	—	(82,972)
Net cash provided/(used) by financing activities	2,358,472	(8,624)	(10,263)	2,339,585
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	(581)	(581)
Net (decrease)/increase in cash and cash equivalents	(92,442)	(130)	3,047	(89,525)
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$57,131	$989	$3,048	$61,168

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
Nine months ended March 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$78,034	$12,358	$—	$90,392
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(97,365)	(5,393)	—	(102,758)
Acquisitions, net of cash acquired	(333,347)	—	—	(333,347)
Net cash used in investing activities	(430,712)	(5,393)	—	(436,105)
Cash flows from financing activities:
Equity contributions	1,350	—	—	1,350
Return of capital	(46)	—	—	(46)
Principal repayments on capital lease obligations	(764)	(60)	—	(824)
Advance from CII	10,951	—	—	10,951
Dividend received/(paid)	6,000	(6,000)	—	—
Proceeds from borrowings	335,550	—	—	335,550
Changes in restricted cash	(402)	—	—	(402)
Payment of deferred debt issuance costs	(9,027)	—	—	(9,027)
Net cash provided by/(used in) financing activities	343,612	(6,060)	—	337,552
Net (decrease)/increase in cash and cash equivalents	(9,066)	905	—	(8,161)
Cash and cash equivalents, beginning of period	24,213	1,181	—	25,394
Cash and cash equivalents, end of period	$15,147	$2,086	$—	$17,233

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 14, 2012 and in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

As of March 31, 2013, our fiber networks spanned approximately 74,325 route miles and 5,688,000 fiber miles, served 283 geographic markets in the United States and Europe, and connected to 11,740 buildings, including 3,045 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and interconnection services utilizing our own data centers located within three major

ZAYO GROUP, LLC AND SUBSIDIARIES

carrier hotels in the important gateway markets of New York and New Jersey and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2012 as “Fiscal 2012” and the year ending June 30, 2013 as “Fiscal 2013.”

Our Business Units

We have historically operated as three business units: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). Each business unit is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services. The ZB unit has historically offered primarily lit bandwidth infrastructure services. Effective January 1, 2013, we implemented certain changes to our organizational structure that resulted in the disaggregation of the legacy ZB business unit into the following business units:

•Zayo Waves Services ("Waves"): Our Waves segment provides lit bandwidth infrastructure services to our customers utilizing wavelength technology.  The Waves segment provides 1G, 2.5G, 10G and 100G wavelength services.  From a technological standpoint, the Waves segments provides this service by multiplexing a number of optical customer signal onto different wavelengths (ie., colors) of laser light.   The Waves segment provides dedicated wavelengths; that is, wavelengths that are not shared by more than one customer.

•Zayo Sonet Services ("Sonet"): Our Synchronous Optical Network ("Sonet") segment provides lit bandwidth infrastructure services to customers utilizing Sonet technology. We provide Sonet in speeds ranging from DS-1 (1.54 Mpbs) to OC-192 (10 GB) of capacity.  Sonet is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. Sonet technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.

•Zayo Ethernet Services ("Ethernet"): Our Ethernet segment provides lit bandwidth infrastructure services to customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point-to-point- and multi-point configurations.  Unlike data transmission over a waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination.

•Zayo Internet Protocol Services ("IP"): Our IP segment provides lit bandwidth infrastructure services to customers utilizing Internet Protocol technology. Internet protocol technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient means of traveling across a network. Packets of information may travel across different circuits in order to reach the destination. Internet protocol technology is typically used for long distance networks.

•Zayo Mobile Infrastructure Group ("MIG"): Our MIG segment provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mpbs and above and is used by wireless service providers to enable 3G and 4G cellular services.   The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center.  The combination of these two services makes up the Small Cell Infrastructure offering.

Each of the legacy ZB business units provides bandwidth infrastructure services over our international, national, regional and metropolitan fiber networks. Our target customers within these units are primarily wireless service providers, carriers and other communications service providers (including Incumbent Local Exchange Carriers (“ILECs”), Inter Exchange Carriers (“IXCs”), Rural Local Exchange Carriers (“RLECs”), Competitive Local Exchange Carriers (“CLECs”), and foreign carriers),

ZAYO GROUP, LLC AND SUBSIDIARIES

media and content companies, cable and satellite video providers, commercial banks, brokerage houses, insurance companies, investment banks, social networking companies, web-centric companies, law firms, medical and health care institutions and other Internet-centric businesses that require an aggregate minimum of 10 Gbps of bandwidth across their networks.

The following legacy product groups were not impacted by our change in operating segments:

zColo. Through our zColo unit, we provide network-neutral colocation and interconnection services in three major carrier hotels in the New York metropolitan area (60 Hudson Street and 111 8th Avenue in New York, New York, and 165 Halsey Street in Newark, New Jersey) and in facilities located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Nashville and Memphis Tennessee; Plymouth, Minnesota; Cincinnati, Columbus and Cleveland, Ohio; Pittsburgh and Philadelphia, Pennsylvania; Boston, Massachusetts; Washington, D.C; Baltimore, Maryland; Dallas, Texas and Seattle, Washington. In addition, we are the exclusive operator of the Meet-Me Room at 60 Hudson Street, which is one of the most important carrier hotels in the United States with approximately 300 domestic and international networks interconnecting within this facility. Our zColo data centers house and power Internet and private-network equipment in secure, environmentally-controlled locations that our customers use to aggregate and distribute data, voice, Internet, and video traffic. Throughout two of the three facilities in the New York City metropolitan area, we operate intra-building interconnect networks that, along with the Meet-Me Room at 60 Hudson Street, are utilized by our customers to efficiently and cost-effectively interconnect with other Internet, data, video, voice, and wireless networks. As of March 31, 2013 and June 30, 2012, the zColo unit managed 141,436 and 96,275 square feet of billable colocation space, respectively.

Zayo Dark Fiber. Effective January 1, 2013, we changed the name of our legacy ZFS segment to Zayo Dark Fiber ("Dark Fiber"). Through our Dark Fiber unit, we provide dark-fiber and related services primarily on our existing fiber footprint. We lease dark-fiber pairs to our customers and, as part of our service offering, we manage and maintain the underlying fiber network for the customer. Our customers light the fiber using their own optronics, and as such, we do not manage the bandwidth that the customer receives. This allows the customer to manage bandwidth on their own metro and long haul networks according to their specific business needs. Dark Fiber's customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, social networking companies, web-centric companies, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark-fiber-related services under long-term contracts (up to 20 years and in a few cases longer); our customers generally pay us on a monthly basis for these services.

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

AboveNet is a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet's commercial strategy has been consistent with ours; that is, to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. AboveNet provides lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operates a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set is highly aligned with our own, consisting primarily of dark fiber, Wavelength, Ethernet, IP and colocation services. AboveNet has also grown a very strong base of business with enterprise clients, particularly within the financial services segment.

The acquisition of AboveNet has added 20,590 new route miles and approximately 2,500,000 fiber miles to our network and adds connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which

ZAYO GROUP, LLC AND SUBSIDIARIES

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

The results of the acquired AboveNet business, excluding ZPS, are included in the operating results of the ZB, Dark Fiber and zColo business units beginning July 2, 2012.

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

The results of the acquired FiberGate business are included in the operating results of the Dark Fiber business unit beginning August 31, 2012.

USCarrier Telecom, LLC (“USCarrier”)

In connection with the American Fiber Systems Holding Corporation acquisition, we acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, we owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, we acquired the remaining equity interest in USCarrier not previously owned for total consideration of $16.1 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.

Prior to our acquisition of the remaining interest, our interest in USCarrier was recorded using the cost basis of accounting and as such, the operating results of the acquired USCarrier business were not included in the operating results of the Company until October 1, 2012.

First Telecom Services, LLC (“First Telecom”)

On December 14, 2012, we acquired 100% of the equity interest in First Telecom, a privately held limited liability company, for total consideration of $109.7 million, subject to certain adjustments at closing and post-closing. The acquisition was funded with cash on hand.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

The results of the acquired First Telecom business are included in the operating results of the ZB, Dark Fiber and zColo business units beginning December 15, 2012.

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
The results of the acquired Litecast business are included in the operating results of the ZB, Dark Fiber and zColo business units beginning January 1, 2013.

Acquisition of 360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase price of approximately $318.1 million, net of approximately $1.0 million in cash acquired and net of an assumed working capital deficiency of approximately $26.0 million. Included in the $318.1 million purchase price was VoIP 360, Inc. (“VoIP360”), a legal subsidiary of 360networks. The VoIP360 entity held substantially all of 360networks' Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective January 1, 2011, we spun-off our voice operations to Holdings in order to maintain focus on our bandwidth infrastructure business. Concurrently with the closing of the 360networks' acquisition, we spun-off 360networks VoIP operations to Holdings. On the spin-off date, we estimated the net fair value of the VoIP assets and liabilities that were contributed to Holdings to be $11.7 million.

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

The results of the legacy 360networks business are included in the operating results of the ZB and Dark Fiber business units beginning December 1, 2011.

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

Acquisition of Arialink

On May 1, 2012, we acquired 100% of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC, and Lansing Fiber Communications (collectively, “Arialink”) for net cash consideration of $17.2 million. Included in the $17.2 million purchase price were certain assets and liabilities which supported Arialink's managed service product offerings. Concurrently with the closing of the Arialink acquisition, we spun-off a portion of Arialink's business supporting those managed service product offerings to Holdings. Our estimate of the fair value of the net assets spun-off to Holdings was approximately $1.8 million. The remaining assets were contributed to the ZB and Dark Fiber business units.

ZAYO GROUP, LLC AND SUBSIDIARIES

The results of the acquired business are included in the operating results of the ZB and Dark Fiber business units beginning May 1, 2012.

Debt and Equity Financing

In connection with the AboveNet acquisition, on July 2, 2012, we issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (“Senior Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (“Senior Unsecured Notes”, and collectively with the Senior Secured Notes, the “Notes”). We also entered into a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $1.62 billion senior secured term loan facility, issued at a $30.0 million discount, which accrues interest at floating rates (the “Term Loan Facility”). The effective interest rate on the Term Loan Facility as of July 2, 2012 was 7.125%.

In addition, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.3 million, net of $2.0 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012, and the remaining $337.1 million was contributed during the nine months ended March 31, 2013.

A portion of the proceeds from the equity contribution, together with (i) the net proceeds from the Notes and the Term Loan Facility and (ii) cash on hand, were used to pay the outstanding portion of our previously existing credit facilities, to finance the cash tender offer for, and subsequent redemption of, our $350.0 million outstanding aggregate principal amount of previously existing notes, and to pay the cash consideration for the AboveNet acquisition and associated fees and expenses.

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

On October 5, 2012, we entered into a second amendment (the "Second Amendment") to our credit agreement governing our Term Loan Facility (the “Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on our Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment set a floor on the Term Loan Facility’s interest rate at 5.25%. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

On February 27, 2013, we entered into a Fourth Amendment to our credit agreement (the “Fourth Amendment”). Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on our Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, our Revolver, which was undrawn as of March 31, 2013, will bear interest at LIBOR plus 3.00% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represents a downward adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's credit agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

In connection with the aforementioned amendments, we incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premium was paid with cash on hand to a syndicate of creditors in our Term Loan Facility.

In connection with the amendments, we recognized an expense of $6.6 million and $12.3 million during the three and nine months ended March 31, 2013, respectively, associated with debt extinguishment costs. The loss on extinguishment of debt associated with the Amendments includes a portion of the aforementioned early call premiums paid to non-consenting

ZAYO GROUP, LLC AND SUBSIDIARIES

creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment and certain fees paid to third parties involved in the Amendments.

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contracts state that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparties will pay to us the greater of actual LIBOR or 1.25%. We entered into the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates.

Substantial Capital Expenditures

During the nine months ended March 31, 2013 and 2012, we invested $221.3 million (net of stimulus grant reimbursements) and $102.8 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network, largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.

As a result of the growth of our business from the acquisitions discussed above and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Change in Operating Segments

Effective January 1, 2013, we changed our reporting segments by disaggregating the legacy ZB product group into five separate segments, see Item 2 “Overview”. We began recording revenue and expense transactions at this disaggregated level on July 1, 2012 but did not begin reporting the disaggregate information to our Chief Operating Decision Maker (as defined in Accounting Standards Codification 280 - Segment Reporting) until January 1, 2013. We have determined that it is not practicable to restate financial information prior to July 1, 2012 to correspond to the new product group view. Current year segment information throughout this Quarterly Report on Form 10-Q reflects the operating results of both our new business segments and the legacy ZB segment. The change to the Company's ZB segment did not impact the comparability of the zColo or Dark Fiber segments.

ZAYO GROUP, LLC AND SUBSIDIARIES

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Background for Review of Our Results of Operations

Operating Costs

Our operating costs consist primarily of colocation facility costs, colocation facility utilities costs and third-party network service costs. Our colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. While increases in demand will drive additional operating costs in our business, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Transport costs include the upfront cost of the initial installation of such circuits. We have excluded depreciation and amortization expense from our operating costs.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include personnel costs, costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs, costs incurred related to potential and closed acquisitions (i.e., transaction costs) and other expenses. Our selling, general and administrative expenses are reported exclusive of stock-based compensation.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Results of Operations

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	(amounts in thousands)
Revenue
Waves	$60,700	n/a	$177,849	n/a
Sonet	32,527	n/a	98,178	n/a
Ethernet	33,837	n/a	97,414	n/a
IP	23,023	n/a	66,949	n/a
MIG	17,550	n/a	47,548	n/a
Elimination of revenue between legacy ZB segments	(4,831)		(15,216)
Legacy Zayo Bandwidth	162,806	$74,759	472,722	$195,774
Dark Fiber	74,879	19,620	212,226	48,194
zColo	15,902	11,770	46,629	31,593
Intercompany eliminations	(2,138)	(1,107)	(6,930)	(3,102)
Total Revenue	251,449	105,042	724,647	272,459
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,130	22,388	102,735	59,813
Selling, general and administrative expenses, excluding stock-based compensation	70,419	30,420	229,261	79,075
Stock-based compensation	23,453	5,624	67,379	19,701
Depreciation and amortization	60,759	23,798	173,237	60,680
Total operating costs and expenses	189,761	82,230	572,612	219,269
Operating income	61,688	22,812	152,035	53,190
Interest expense, net	(49,618)	(14,450)	(164,807)	(35,122)
Loss on extinguishment of debt	(6,571)	—	(77,253)	—
Other (expense)/income, net	(508)	152	301	124
Earnings/(loss) from continuing operations before income taxes	4,991	8,514	(89,724)	18,192
Provision/(benefit)for income taxes	13,305	11,166	(7,990)	18,765
Loss from continuing operations	(8,314)	(2,652)	(81,734)	$(573)
Earnings from discontinued operations, net of income taxes	—	—	1,808
Net loss	$(8,314)	$(2,652)	$(79,926)	$(573)
Adjusted EBITDA (add backs)
Earnings from discontinued operations, net of income taxes	$—	$—	$(1,808)
Depreciation and amortization	60,759	23,798	173,237	60,680
Interest expense	49,618	14,450	164,807	35,122
Loss on extinguishment of debt	6,571	—	77,253	—
Provision/(benefit) for income taxes	13,305	11,166	(7,990)	18,765
Foreign currency loss/(gain) on intercompany loans	637	—	(42)	—
Stock-based compensation	23,453	5,624	67,379	19,701
Transaction costs	71	1,554	13,089	3,363
Adjusted EBITDA	$146,100	$53,940	$405,999	$137,058
Selected cash flow data
Net cash flows provided by operating activities	$73,309	$33,083	$258,717	$90,392
Purchases of property and equipment, net of stimulus grants	(95,732)	(42,738)	(221,297)	(102,758)
Acquisitions	577	150	(2,476,124)	(333,347)
Other	837	—	3,837	—
Net cash flows used in investing activities	$(94,318)	$(42,588)	$(2,693,584)	$(436,105)
Net cash flows (used)/provided by financing activities	$(14,681)	$877	$2,339,585	$337,552

ZAYO GROUP, LLC AND SUBSIDIARIES

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

Our total revenue increased by $146.4 million, or 139%, from $105.0 million to $251.4 million for the three months ended March 31, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2012 and Fiscal 2013 during the quarterly period immediately preceding the respective acquisition date multiplied by four ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our business segments. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	ZB	Dark Fiber	zColo	Total
		(in thousands)
360networks	December 1, 2011	$60,654	$18,324	$—	$78,978
MarquisNet	December 31, 2011	—	—	6,636	6,636
Arialink	May 1, 2012	3,633	1,016	—	4,649
AboveNet	July 2, 2012	298,872	169,908	9,504	478,284
FiberGate	August 31, 2012	—	15,132	—	15,132
USCarrier	October 1, 2012	15,824	228	228	16,280
First Telecom	December 14, 2012	24,633	6,616	—	31,249
Litecast	December 31, 2012	500	451	3	954
Total		$404,116	$211,675	$16,371	$632,162

In addition to the acquisition related revenue growth during the period resulting from the aforementioned acquisitions was organic growth of approximately 6.2%. As a result of internal sales efforts since March 31, 2012, we have entered into $961.8 million in gross new sales contracts. Since March 31, 2012, we have received acceptance on gross installations that have resulted in incremental monthly revenue of $15.6 million as of March 31, 2013 as compared to March 31, 2012. This increase in revenue related to our organic growth is partially offset by total customer churn of $11.1 million in monthly revenue since March 31, 2012.

The following table reflects the stratification of our revenues during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
	(in thousands)
Monthly recurring revenue	$239,723	95%	$99,155	94%
Amortization of deferred revenue	8,946	4%	3,896	4%
Other revenue	2,780	1%	1,991	2%
Total revenue	$251,449	100%	$105,042	100%

Zayo Bandwidth. Our revenues from our legacy ZB operating segment increased by $88.1 million, or 118%, from $74.8 million to $162.8 million for the three months ended March 31, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since March 31, 2012, ZB has entered into new sales contracts with an aggregate contract value of $462.0 million. During the same period, ZB has received acceptance on gross installations that have resulted in incremental monthly revenue of $11.8 million as of March 31, 2013 as compared to March 31, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $8.3 million in monthly revenue since March 31, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

Beginning July 1, 2012, the Company began tracking gross new sales contracts, monthly revenue increases resulting from installations and monthly revenue decreases resulting from churn at the new product group level. The following table depicts these statistics for each of the new ZB product groups and the legacy ZB group since July 1, 2012:

Product Group	Gross New Sales (Contract Value)	Installations (additional monthly revenue)	Churn (reduction to monthly revenue)	Net Installations
	(in millions)
Waves	$139.4	$3.9	$(2.9)	$1.0
Sonet	18.0	0.6	(1.4)	(0.8)
Ethernet	77.1	2.8	(1.5)	1.3
IP	49.3	1.7	(1.1)	0.6
MIG	77.7	1.5	(0.1)	1.4
Legacy ZB	$361.5	$10.5	$(7.0)	$3.5

Dark Fiber. Our revenues from our Dark Fiber operating segment increased by $55.3 million, or 282%, from $19.6 million to $74.9 million during the three months ended March 31, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since March 31, 2012, Dark Fiber has entered into sales contract with an aggregate contract value of $454.0 million. During the same period, Dark Fiber received acceptance on gross installations that have resulted in additional monthly revenue of $2.9 million as of March 31, 2013 as compared to March 31, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at Dark Fiber of $2.0 million in monthly revenue since March 31, 2012.

zColo. Our revenues from our zColo segment increased by $4.1 million, or 35%, from $11.8 million to $15.9 million during the three months ended March 31, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since March 31, 2012, zColo has entered into sales contract with an aggregate contract value of $45.4 million. During the same period zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.9 million as of March 31, 2013, as compared to March 31, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.8 million in monthly revenue since March 31, 2012.

Operating Costs

Our operating costs, which exclude depreciation and amortization, increased by $12.7 million, or 57%, from $22.4 million to $35.1 million for the three months ended March 31, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2012 and additional costs associated with our Fiscal 2012 and Fiscal 2013 acquisitions. The 57% increase in operating costs occurred during the same period in which our revenues increased by 139%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

Selling, General and Administrative Expenses, Excluding Stock-Based Compensation

The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses, excluding stock-based compensation, during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$26,872	$12,837
Network operations expenses	29,788	10,615
Other SG&A expenses	13,687	5,414
Transaction costs	72	1,554
Total SG&A expenses	$70,419	$30,420

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $14.0 million, or 109%, from $12.8 million to $26.9 million for the three months ended March 31, 2012 and 2013, respectively. The increase reflects the increased number of employees hired during the year to support our growing business, including certain employees retained from acquired businesses. At March 31, 2013, we had 1,063 full time employees compared to 485 full time employees at March 31, 2012. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Network Operations Expenses. Network operations expenses increased by $19.2 million, or 181%, from $10.6 million to $29.8 million for the three months ended March 31, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $8.3 million, or 153%, from $5.4 million to $13.7 million for the three months ended March 31, 2012 and 2013, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2013 and Fiscal 2012 acquisitions.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs decreased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 by $1.5 million from $1.6 million to $0.1 million for the three months ended March 31, 2012 and 2013, respectively.

Stock-Based Compensation
Stock-based compensation expenses increased by $17.8 million, or 317%, from $5.6 million to $23.5 million during the three months ended March 31, 2012 and 2013, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended March 31, 2013 and 2012.

	Estimated fair value as of
Common Units	December 31, 2012	March 31, 2013	December 31, 2011	March 31, 2012
	(estimated value per unit)
Class A	$1.21	$1.32	$0.94	$1.00
Class B	1.06	1.16	0.71	0.77
Class C	0.89	0.96	0.62	0.49
Class D	0.86	0.93	0.53	0.44
Class E	0.73	0.78	0.45	0.35
Class F	0.64	0.68	n/a	0.30
Class G	0.33	0.31	n/a	n/a
Class H	n/a	0.24	n/a	n/a

ZAYO GROUP, LLC AND SUBSIDIARIES

The increase in the value of the common units is primarily a result of our organic growth since March 31, 2012, synergies realized and expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions and a reduction to the discount rate utilized in the Company's valuation of the common units resulting from the Company's reduced financing costs.

We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $121.1 million and $54.4 million as of March 31, 2013 and June 30, 2012, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10.0 million. The eligibility for receiving proceeds from the distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the nine months ended March 31, 2012, $9.1 million was distributed to the Company's common unit holders. Common unit holders electing to receive the early distribution forfeited $1.6 million in previously recognized stock-based compensation which was recorded as a reduction to stock-based compensation during the nine months ended March 31, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased by $37.0 million, or 155%, from $23.8 million to $60.8 million for the three months ended March 31, 2012 and 2013, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since March 31, 2012, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $285.4 million in capital expenditures since March 31, 2012.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
	2013	2012
	(in thousands)
Interest expense	$(49,618)	$(14,450)
Loss on extinguishment of debt	(6,571)	—
Other (expense)/income, net	(508)	152
Total other expenses, net	$(56,697)	$(14,298)

Interest Expense

Interest expense increased by $35.2 million, or 243%, from $14.5 million to $49.6 million for the three months ended March 31, 2012 and 2013, respectively. The increase is a result of our increased indebtedness during Fiscal 2013 as compared to Fiscal 2012. See Note 6 - Long-Term Debt.

Loss on extinguishment of debt

In connection with the Fourth Amendment to our Credit Agreement, we recognized a loss on extinguishment of debt of $6.6 million during the three months ended March 31, 2013. The loss consisted of a cash expense of $1.8 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $4.8 million associated with the write-off of unamortized debt issuance costs and discounts.

ZAYO GROUP, LLC AND SUBSIDIARIES

Other income, net

Other income, net during the three months ended March 31, 2013 primarily relates to an unrealized foreign currency loss on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation, however the weakening of the British pound over the U.S. dollar during the three months ended March 31, 2013 resulted in an unrealized foreign exchange loss of $0.6 million at our foreign subsidiary.

Provision for Income Taxes

The Company recorded a provision for income taxes of $13.3 million during the three months ended March 31, 2013 as compared to a provision for income taxes of $11.2 million during the three months ended March 31, 2012. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate. During the three months ended March 31, 2013, the Company dissolved certain acquired legal entities which resulted in the loss of state NOLs that were generated by the dissolved legal entities. The loss of these NOLs resulted in an increase to the provision for income taxes of $2.0 million during the three months ended March 31, 2013. The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes.

	For the three months ended March 31,
	2013	2012
	(in thousands)
Expected provision at statutory rate	$1,747	$2,894
Increase due to:
Non-deductible stock-based compensation	8,175	5,610
State income taxes, net of federal benefit	1,254	2,011
Transactions costs not deductible for tax purposes	25	879
Foreign tax rate differential	(409)	—
State NOL adjustment	2,021	—
Other, net	492	(228)
Provision for income taxes	$13,305	$11,166

ZAYO GROUP, LLC AND SUBSIDIARIES

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Revenue

Our total revenue increased by $452.1 million, or 166%, from $272.5 million to $724.6 million for the nine months ended March 31, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth of approximately 7.5%. See - Results of Operations - Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012, for a summary of revenue acquired from our Fiscal 2013 and 2012 acquisitions and a discussion of organic growth since April 1, 2012.

The following table reflects the stratification of our revenues during these periods:

	Nine months ended March 31,
	2013		2012
	(in thousands)
Monthly recurring revenue	$690,783	96%	$256,227	94%
Amortization of deferred revenue	24,894	3%	9,584	4%
Other revenue	8,970	1%	6,648	2%
Total revenue	$724,647	100%	$272,459	100%

Zayo Bandwidth. Our revenues from our legacy ZB operating segment increased by $277.8 million, or 142%, from $195.8 million to $473.5 million for the nine months ended March 31, 2012 and 2013 respectively. The increase is a result of both the acquisition and organic growth, discussed above.

Dark Fiber. Our revenues from our Dark Fiber operating segment increased by $164.0 million, or 340%, from $48.2 million to $212.2 million during the nine months ended March 31, 2012 and 2013, respectively. The increase is a result of both the acquisition and organic growth, discussed above.

zColo. Our revenues from our zColo segment increased by $15.0 million, or 48%, from $31.6 million to $46.6 million during the nine months ended March 31, 2012 and 2013, respectively. The increase is a result of both the acquisition and organic growth, discussed above.

Operating Costs

Our operating costs, which exclude depreciation and amortization, increased by $42.9 million, or 72%, from $59.8 million to $102.7 million for the nine months ended March 31, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2012 and additional costs associated with the our Fiscal 2012 and Fiscal 2013 acquisitions. The 72% increase in operating costs occurred during the same period in which our revenues increased by 166%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

Selling, General and Administrative Expenses, Excluding Stock-Based Compensation:

The table below sets forth the components of our SG&A expenses, excluding stock-based compensation, during the nine months ended March 31, 2013 and 2012.

	For the nine months ended March 31,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$91,341	$34,059
Network operations expenses	83,019	26,441
Other SG&A expenses	41,812	15,212
Transaction costs	13,089	3,363
Total SG&A expenses	$229,261	$79,075

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $57.3 million, or 168%, from $34.1 million to $91.3 million for the nine months ended March 31, 2012 and 2013, respectively. The increase reflects the increased number of employees hired during the year to support our growing business. At March 31, 2013, we had 1,063 full time employees compared to 485 full time employees at March 31, 2012. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Network Operations Expenses. Network operations expenses increased by $56.6 million, or 214%, from $26.4 million to $83.0 million for the nine months ended March 31, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $26.6 million, or 175%, from $15.2 million to $41.8 million for the nine months ended March 31, 2012 and 2013, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2013 and Fiscal 2012 acquisitions.

Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs increased during the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012 by $9.7 million as a result of costs associated with our Fiscal 2013 acquisitions.

Stock-Based Compensation
Stock-based compensation expenses increased by $47.7 million, or 242%, from $19.7 million to $67.4 million during the nine months ended March 31, 2012 and 2013, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the nine months ended March 31, 2013 and 2012.

	Estimated fair value as of
Common Units	June 30, 2012	March 31, 2013	June 30, 2011	March 31, 2012
	(estimated value per unit)
Class A	$0.92	$1.32	$0.81	$1.00
Class B	0.81	1.16	0.58	0.77
Class C	0.68	0.96	0.33	0.49
Class D	0.65	0.93	0.31	0.44
Class E	0.55	0.78	0.23	0.35
Class F	0.49	0.68	n/a	0.30
Class G	n/a	0.31	n/a	n/a
Class H	n/a	0.24	n/a	n/a

ZAYO GROUP, LLC AND SUBSIDIARIES

The increase in the value of the common units is primarily a result of our organic growth since March 31, 2012, synergies realized and expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions and a reduction to the discount rate utilized in the Company's valuation of the common units.

Depreciation and Amortization

Depreciation and amortization expense increased by $112.5 million, or 185%, from $60.7 million to $173.2 million for the nine months ended March 31, 2012 and 2013, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since March 31, 2012, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $285.4 million in capital expenditures since March 31, 2012.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2013 and 2012, respectively.

	Nine months ended March 31,
	2013	2012
	(in thousands)
Interest expense	$(164,807)	$(35,122)
Loss on extinguishment of debt	(77,253)	—
Other income, net	301	124
Total other expenses, net	$(241,759)	$(34,998)

Interest Expense

Interest expense increased by $129.7 million, or 369%, from $35.1 million to $164.8 million for the nine months ended March 31, 2012 and 2013, respectively. The increase is a result of our increased indebtedness during Fiscal 2013 as compared to Fiscal 2012. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swap during the nine months ended March 31, 2012. We recorded an increase to interest expense of $5.1 million during the nine months ended March 31, 2013 to reflect the change in the fair value of our interest rate swap. See Note 6 - Long-Term Debt.

Loss on extinguishment of debt

In connection with the Second and Fourth Amendments to our Credit Agreement, we recognized a loss on extinguishment of debt of $12.3 million during the nine months ended March 31, 2013. The loss consisted of a cash expense of $3.3 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $9.0 million associated with the write-off of unamortized debt issuance costs and discounts.

In connection with the July 2, 2012 debt refinancing activities, discussed above, we recognized an expense of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.1 million associated with the write-off of the net unamortized discount on the extinguished debt balances.

(Benefit)/provision for Income Taxes

The Company recorded a benefit from income taxes of $8.5 million during the nine months ended March 31, 2013 as compared to a provision for income taxes of $18.8 million during the nine months ended March 31, 2012. Our provision/(benefit) for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate. During the nine months ended March 31, 2013, the Company dissolved certain acquired legal entities which resulted in the loss of state NOLs that were generated by the dissolved legal entities. The loss of these NOLs resulted in an increase to the provision for income taxes of $2.0 million during

ZAYO GROUP, LLC AND SUBSIDIARIES

the three months ended March 31, 2013.The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes.

	For the nine months ended March 31,
	2013	2012
	(in thousands)
Expected (benefit)/provision at statutory rate	$(31,403)	$6,185
Increase due to:
Non-deductible stock-based compensation	22,755	8,691
State income taxes, net of federal benefit	(1,789)	2,978
Transactions costs not deductible for tax purposes	970	1,082
Foreign tax rate differential	(1,096)	—
State NOL Adjustment	2,021	—
Other, net	552	(171)
(Benefit)/provision for income taxes	$(7,990)	$18,765

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

We also monitor Adjusted EBITDA because we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by us during the quarter in which the debt compliance certification is due. The indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA, which is consistent with the incurrence restrictions in the Credit Agreement governing our Term Loan Facility.

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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$15.0	$7.9	$11.2	$10.1	$4.3	$48.4	$3.7	$23.2	$(83.6)	$(8.3)
Interest expense	—	—	—	—	—	0.1	—	0.2	49.4	49.6
Benefit for income taxes	—	—	—	—	—	—	—	—	13.3	13.3
Depreciation and amortization expense	12.9	5.2	6.6	2.2	5.1	32.0	2.4	26.4	—	60.8
Transaction costs	—	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation	2.5	1.4	1.1	0.7	1.1	6.8	0.2	2.8	13.7	23.5
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	6.6	6.6
Foreign currency loss on intercompany loans	—	—	—	—	—	—	—	—	0.6	0.6
Adjusted EBITDA	$30.4	$14.5	$18.9	$13.0	$10.5	$87.3	$6.3	$52.5	$—	$146.1

	Nine months ended March 31, 2013
	Waves	Sonet	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$41.6	$23.6	$24.5	$25.6	$6.2	$121.5	$6.9	$62.2	$(270.4)	$(79.9)
Earnings from discontinued operations, net of taxes						—	—	—	(1.8)	(1.8)
Interest expense	0.2	—	0.1	—	—	0.3	—	0.3	164.1	164.8
Benefit for income taxes	—	—	—	—	—	—	—	—	(8.0)	(8.0)
Depreciation and amortization expense	35.8	15.7	21.2	6.5	14.6	93.7	6.6	72.9	—	173.2
Transaction costs	2.6	0.7	2.3	1.0	1.9	8.5	1.7	2.9	—	13.1
Stock-based compensation	7.4	3.7	3.5	2.9	3.2	20.7	0.8	8.6	37.3	67.4
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	77.3	77.3
Adjusted EBITDA	$87.6	$43.6	$51.6	$36.0	$25.9	$244.7	$16.0	$146.8	$(1.6)	$406.0

	Three months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$21.9	$3.0	$6.3	$(33.8)	$(2.7)
Interest expense	0.2	0.1	—	14.2	14.5
Provision for income taxes	—	—	—	11.2	11.2
Depreciation and amortization expense	15.2	1.7	6.9	—	23.8
Transaction costs	1.1	0.1	0.4	—	1.6
Stock-based compensation	(3.3)	0.2	0.3	8.4	5.6
Adjusted EBITDA	$35.2	$4.9	$13.8	$—	$53.9

ZAYO GROUP, LLC AND SUBSIDIARIES

	Nine months ended March 31, 2012
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$47.6	$7.0	$14.4	$(69.5)	$(0.5)
Interest expense	0.6	0.2	—	34.3	35.1
Provision for income taxes	—	—	—	18.8	18.8
Depreciation and amortization expense	40.4	4.4	15.9	—	60.7
Transaction costs	2.4	0.3	0.6	—	3.3
Stock-based compensation	1.1	0.8	1.4	16.4	19.7
Adjusted EBITDA	$92.1	$12.7	$32.3	$—	$137.1

ZAYO GROUP, LLC AND SUBSIDIARIES

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See Item 2- “Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows,” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The Indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. Similarly, the Credit Agreement limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. The modified EBITDA, as defined in both the Indentures and the Credit Agreement, is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma effect of and expected synergies from our acquisitions during the quarter for which the debt compliance certification is due.

As of March 31, 2013, we had $61.2 million in cash and cash equivalents and a working capital deficit of $51.6 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we have a working capital deficit as of March 31, 2013, a majority of the deficit is a result of a current deferred revenue balance of $38.4 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2013 current deferred revenue balance. Additionally, as of March 31, 2013, we had $243.8 million available under our Revolver.

Our capital expenditures, net of stimulus grants, increased by $118.5 million, or 115.4%, during the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012, from $102.8 million to $221.3 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $250.0 million Revolver), equity contributions, and available cash on hand.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the nine months ended March 31, 2013 and 2012.

	Nine months ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	258,717	90,392
Net cash used in investing activities	(2,693,584)	(436,105)
Net cash provided by financing activities	2,339,585	337,552

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $168.3 million, or 186%, from $90.4 million to $258.7 million during the nine months ended March 31, 2012 and 2013, respectively. Net cash flows from operating activities during the nine months ended March 31, 2013 represents the loss from continuing operations of $81.7 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $173.2 million, stock-based compensation expense of $67.4 million, losses on extinguishment of debt of $77.3 million, additions to deferred revenue of

ZAYO GROUP, LLC AND SUBSIDIARIES

$27.1 million and non-cash interest expense of $18.6 million, less amortization of deferred revenue of $24.9 million and changes in the deferred tax provision of $6.7 million, plus or minus the net change in working capital components.

Net cash flows from operating activities during the nine months ended March 31, 2012 represents our net loss from continuing operations of $0.6 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $60.7 million, the deferred tax provision of $19.1 million and non-cash stock-based compensation expense of $19.7 million, plus the change in working capital components.

The increase in net cash flows from operating activities during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 is primarily a result of additional earnings from synergies realized from our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth.

Cash Flows Used for Investing Activities

We used cash in investing activities of $2,693.6 million and $436.1 million during the nine months ended March 31, 2013 and 2012, respectively. During the nine months ended March 31, 2013, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $16.1 million for the acquisition of USCarrier, $109.7 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast and $221.3 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the nine months ended March 31, 2013 was purchase consideration of $1.9 million and $0.8 million returned from our acquisitions of MarquisNet and Arialink, respectively and $3.8 million in principal payments received during the period against a related party loan.
During the nine months ended March 31, 2012, our principal uses of cash for investing activities were $317.9 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet and $102.8 million in additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities

Our net cash provided by financing activities was $2,339.6 million and $337.6 million during the nine months ended March 31, 2013 and 2012, respectively. Our cash flows from financing activities during the nine months ended March 31, 2013 primarily comprise $3,188.1 million from the proceeds from long-term debt, $342.8 million in equity contributions from Holdings and $22.7 million in net transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $82.9 million in debt issuance costs, $1,050.5 million in principal repayments on long-term debt obligations, $72.1 million in early redemption fees on debt extinguishments, $7.2 million in cash contributed to ZPS, and $1.1 million in principal payments on capital leases during the nine months ended March 31, 2013.

Our cash flows from financing activities during the nine months ended March 31, 2012 comprise $335.6 million from the proceeds from long-term borrowings, $1.4 million in equity contributions from Holdings and a $10.9 million advance from CII. This cash inflow was partially offset by $9.0 million in debt issuance costs, $0.4 million in net transfers of cash to restricted cash accounts and $0.8 million in principal payments on capital leases during the period.

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

As of March 31, 2013, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,588.6 million on our Term Loan Facility and $12.4 million of capital lease obligations. As of May 15, 2013, we had $243.8 million available for borrowing under our Revolver.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,428.8 million as of March 31, 2013. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of March 31, 2013, the applicable interest rate on our Revolver was 3.2% and the rate on our Term Loan Facility was 4.5%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.2% or $3.7 million which is limited as a result of the applicable interest rate as of March 31, 2013 being below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $16.1 million.

In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. The contract states that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to us the greater of actual LIBOR or 1.25%. We entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. Changes in the fair value of the interest rate swaps of $(0.1) million and $5.1 million were recorded as an (decrease)/increase to interest expense during the three and nine months ended March 31, 2013, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swap by approximately $17.6 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2013, our foreign activities accounted for 5.7% and 5.9% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize risk.

We do not have any material commodity price risk.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of such pending litigation matters will not have a material adverse effect upon our results of operations, our consolidated financial condition or our liquidity.

ITEM 1A.	RISK FACTORS

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

10.1
Amendment No. 4 to Credit Agreement, dated as of February 27, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Citibank, N.A., as additional revolving loan lender and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 28, 2013).

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

ZAYO GROUP, LLC

Date:	May 15, 2013	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer