Form 10-K
period 2013-06-30
ZAYO GROUP LLC
filed 2013-09-23
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒ The registrant's Exchange Act filing obligations were automatically suspended by Section 15(d) as of July 1, 2013, but the registrant has voluntarily filed all Exchange Act reports as if it were required to do so.
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
Bandwidth Infrastructure: Lit and dark bandwidth provided over fiber networks. These services are commonly used to transport telecom services, such as wireless, data, voice, Internet and video traffic between locations. These locations frequently include cellular towers, network-neutral and network specific data centers, carrier hotels, mobile switching centers, CATV head ends and satellite uplink sites, ILEC central offices, and other key buildings that house telecommunications and computer equipment. Bandwidth Infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include private line (provided primarily with SONET technology), Ethernet,Wavelength, and IP services. Bandwidth Infrastructure services that are not lit are sold as dark-fiber capacity.
Capacity: The information carrying ability of a telecommunications service. Below is a list of some common units of capacity for various lit bandwidth services:
DS-0: A data communication circuit capable of transmitting at 64 Kbps over SONET.
DS-1: A data communication circuit capable of transmitting at 1.544 Mb over SONET.
DS-3: A data communication circuit capable of transmitting at 45 Mb over SONET.
OC-3: A data communication circuit capable of transmitting at 155 Mb over SONET.
OC-12: A data communication circuit capable of transmitting at 622 Mb over SONET.
OC-48: A data communication circuit capable of transmitting at 2.5 G over SONET.
OC-192: A data communication circuit capable of transmitting at 10 G over SONET.
1G: A data communication circuit capable of transmitting at 1 G over Wavelengths.
2.5G: A data communication circuit capable of transmitting at 2.5 G over Wavelengths.
10G: A data communication circuit capable of transmitting at 10 G over Wavelengths.
40G: A data communication circuit capable of transmitting at 40 G over Wavelengths.
100G: A data communication circuit capable of transmitting at 100 G over Wavelengths.
10Mb: A data communication circuit capable of transmitting at 10 Mb over Ethernet
100Mb: A data communication circuit capable of transmitting at 100 Mb over Ethernet.
GigE: A data communication circuit capable of transmitting at 1 G over Ethernet.
10GigE: A data communication circuit capable of transmitting at 10 G over Ethernet.
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

i

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
DS: Digital signal level; a measure of the transmission rate of digital telecommunications traffic. For example, DS-1 corresponds to 1.544 Mb and DS-3 corresponds to 45 Mb. See the definition of “Capacity,” above.
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
G: Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals one billion bits of information.
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
Local Loop: A circuit that connects an end customer premise to a metropolitan network, regional network or backbone network, typically through a Central Office.

ii

LTE Network: Long-term evolution network; can be used to provide 4G cellular networks that are capable of providing high speed (greater than 100 Mb) cellular data services.
Mb: Megabits per second; a measure of telecommunications transmission speed. One megabit equals one million bits of information.
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
OC: Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example, OC-3 corresponds to 155 Mb. See the definition of “Capacity,” above.
Optronics: Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing SONET, IP, Ethernet, Wavelength and other service over fiber optic cable.
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
WiMax: Worldwide interoperability for microwave access. WiMax services can be used by 4G cellular networks that are capable of providing high speed (greater than 100 Mb) cellular data services.

iii

PART I

ITEM 1.	BUSINESS
Overview
Zayo Group, LLC (the “Company”, “we” or “us”) is a provider of bandwidth infrastructure and network-neutral colocation and connectivity services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense regional and metropolitan fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, financial services companies, social networking companies, web-centric companies, law firms, education and healthcare institutions, and other companies that require fiber based bandwidth services. We typically provide our bandwidth infrastructure services for a fixed-rate monthly recurring fee under contracts, which usually vary between one and twenty years in length. Our network-neutral colocation and connectivity services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.
As of June 30, 2013, our fiber networks spanned approximately 75,800 route miles and 5,443,000 fiber miles, served 285 geographic markets in the United States and Europe, and connected to 12,222 buildings, including 3,303 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We provide our network-neutral colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 25 locations throughout the United States.
We were founded in 2007 in order to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, colocation and connectivity services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we continue to be well-positioned to continue to capitalize on those trends. To address the demand, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand driven investments in property and equipment. From our inception through the fourth fiscal quarter of 2013, we have completed 25 acquisitions and asset purchases for an aggregate purchase consideration, net of cash acquired, of $3,305.2 million. During that period, we have invested $730.4 million in purchases of property and equipment. Our investments in acquisitions, asset purchases and purchases of property and equipment were in part funded with $726.1 million of equity capital.
Some of our most significant acquisitions to date have been:

•	PPL Telecom, LLC (“PPL Telecom”). We acquired PPL Telecom on August 24, 2007 for $46.3 million.

•	Citynet Fiber Networks, LLC (“Citynet Fiber Networks”). We acquired Citynet Fiber Networks on February 15, 2008, for $99.2 million.

•	American Fiber Systems Holdings Corporation (“AFS”). We acquired AFS on October 1, 2010 for $110.0 million, inclusive of a $4.1 million seller note.

•
360network Holdings (USA) Inc. (“360networks”). We acquired 360networks on December 1, 2011, for cash consideration of $317.9 million, net of an assumed working capital deficiency of approximately $26.0 million.

•	AboveNet, Inc. (“AboveNet”). We acquired AboveNet on July 2, 2012 for net cash consideration of $2,212.5 million (the “AboveNet Acquisition”).

•	FiberGate Holdings Inc. (“FiberGate”). We acquired FiberGate on August 31, 2012, for net cash consideration of $118.3 million.

•	First Telecom Services, LLC. ("First Telecom"). We acquired First Telecom on December 14, 2012 for cash consideration of $109.7 million.
See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — Business Acquisitions” for additional information regarding our acquisitions and asset purchases since inception.
We are a Delaware limited liability company and wholly-owned subsidiary of Zayo Group Holdings, Inc. ("Holdings"), a Delaware corporation, which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”). As of June 30, 2013, the Company had approximately 1,130 employees.
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2013 as “Fiscal 2013”, the fiscal year ended June 30, 2012 as “Fiscal 2012”, and the fiscal year ended June 30, 2011 as "Fiscal 2011".

Our Business Strategy
Our primary business objective is to be the preferred provider of bandwidth infrastructure and network-neutral colocation and connectivity services to our target customers. The following are the key elements to our strategy for achieving this objective:
Specifically Focus on Bandwidth Infrastructure and Colocation Services. Bandwidth infrastructure and network-neutral colocation and connectivity services are critical network components in the delivery of communications services (including Internet connectivity, wireless voice and data, content delivery and voice and data networks) by enterprise customers and communications service providers to their end users. We believe our disciplined approach and specific focus on providing these critical services to our targeted customers enable us to provide a high level of customer service while at the same time being responsive to changes in the marketplace.
Concentrate Our Efforts on Large Consumers of Infrastructure. Our products and services are most suited to large consumers of bandwidth and colocation customers with high connectivity requirements. The majority of our customers require more than 10G of bandwidth; many of our customers require multiple terabytes of bandwidth. We have a finite group of customers characterized by relatively high revenue per customer and generally increasing demand. Tailoring our operations around these products, services and customers allows us to operate efficiently and meet these large consumers' demanding requirements for critical infrastructure.
Selectively Expand Through Acquisitions. We have made numerous acquisitions since our founding, and we will continue to evaluate potential acquisition opportunities. As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We have consistently demonstrated that we are able to acquire and effectively integrate companies and organically grow revenue and Adjusted EBITDA post-acquisition. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" for definition of Adjusted EBITDA. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to increase our operating leverage, extend our network reach, and broaden our customer base. We will continue to evaluate potential acquisitions, both small and large, on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity for us to create value as a result of the acquisition synergies. See “Item 1A: Risk Factors—Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.”
Leverage Our Extensive Infrastructure Asset Base by Selling Services on Our Network. Targeting our sales efforts on services that utilize existing or constructed fiber network enables us to reduce our reliance on, and the associated costs of, third-party service providers which in turn produces high incremental margins and attractive returns on the capital we invest. We also believe this enables us to provide our customers with a superior level of customer service due to the relative ease in identifying and responding to customer service inquiries over one contiguous fiber network and our ability to rapidly and cost effectively scale to meet the growing network requirements of our customers.
Continue to Expand Our Infrastructure Assets. We believe the bandwidth needs for wireless backhaul will continue to grow with the continued adoption of smart phones, tablet PCs, netbooks, and other bandwidth-intensive mobile devices, as well as the escalating deployment of 4G networks. The legacy copper infrastructure that currently serves many cellular towers is not able to provide the same bandwidth capacity as our fiber-based networks. Our existing fiber-to-the-tower networks enable us to sell additional bandwidth to our existing customers as their capacity needs grow, as well as sell our bandwidth infrastructure services to other wireless carriers located on these towers. In addition, we will continue to seek opportunities to expand our fiber-to-the-tower network footprint where the terms of the contract provide an attractive return on our investment. The expansion of our fiber-to-the-tower network footprint provides the ancillary benefit of bringing other potential customer locations within reach of our network.
Maintain a Disciplined Approach to Capital Investments. A significant portion of our capital expenditures are “success-based,” meaning that the capital is invested only after we have entered into a customer contract with terms that we believe provide an attractive return on our investment. When building our networks, we design them with additional capacity so that adding incremental customers to the network or increasing the bandwidth for an existing customer can be done economically and efficiently. As customer demand increases for our network-neutral colocation and connectivity services, we will continue to invest in additional data center space.
Leverage our Existing Relationships and Assets to Expand into New Lines of Business. We will continue to invest in new lines of infrastructure businesses that leverage our existing assets. For example, we are expanding into small cell infrastructure services. Small cell services are provided to wireless services providers. These services entail Zayo providing fiber based dark fiber services from a small cell location back to a mobile switching center. We provide the fiber based transport over our existing and/or newly constructed fiber networks. In addition, we provide neutral space and power for wireless service providers to co-locate their small cell antennas and ancillary equipment.

Our Segments and Services
The Company's segments, which we internally refer to as Strategic Product Groups, are our primary decision-making and governance organizations. Strategic Product Groups are structured around the services that we provide and operate with a high degree of autonomy and financial responsibility. Each Strategic Product Group is responsible for the revenue, costs and associated capital expenditures of their respective services. The Strategic Product Groups enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services. Strategic Product Groups operate across all of the Company's geographies.
The Company had historically operated as three Strategic Product Groups: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). The ZB group provided primarily lit bandwidth infrastructure services, the zColo group provided colocation and connectivity services and the ZFS group provided dark fiber related services.
Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of our legacy ZFS group to Zayo Dark Fiber. As of June 30, 2013, the Company has seven Strategic Product Groups as described below.
Zayo Dark Fiber ("Dark Fiber"). Through our Dark Fiber Strategic Product Group, we provide dark fiber and related services on portions of our fiber network and on newly constructed network. We provide dark fiber pairs to our customers, who then light the fiber using their own optronic equipment, allowing the customer to manage bandwidth on their own metropolitan and long haul networks according to their specific business needs. As part of our service offering, we manage and maintain the underlying fiber network for the customer. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building. Customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark fiber-related services under long-term contracts (averaging approximately fifteen years in length); customers either pay upfront for the fiber (generally referred to as an IRU or Indefeasible Right to Use) or on a monthly basis for the fiber. Fiber maintenance (or O&M) is generally paid on an annual or monthly recurring basis regardless of the form of the payment for the provision of the fiber. Recurring payments are fixed but many times include automatic annual price escalators intended to compensate us for inflation.
    Zayo Wavelength Services ("Waves"). Through our Waves Strategic Product Group, we provide lit bandwidth infrastructure services to customers utilizing optical wavelength technology.  From a technological standpoint, the service is provided by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light. The Waves segment provides wavelength services in speeds of 1G, 2.5G, 10G, 40G, and 100G. The Waves Strategic Product Group also provides a dedicated wavelength service; that is, wavelengths on fibers that are not shared between customers. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo SONET Services ("SONET"). The Company's Synchronous Optical Network Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54 Mb) to OC-192 (10G) of capacity. Customers are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Ethernet Services ("Ethernet"). The Company's Ethernet Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a Waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination. Services are provided in speeds ranging from 10 Mb to 10 GigE. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Internet Protocol Services ("IP"). The Company's Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient path and means. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10 Mb to 100 G on a single port interface. Customers include regional telecommunications and cable carriers, enterprises, educational institutions and content companies. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.
Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mpbs and above and is used by wireless service providers to enable 3G and 4G cellular services.  The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
Zayo Colocation ("zColo"). Through our zColo Strategic Product Group, we provide network-neutral colocation and connectivity services in 25 data center and interconnection facilities across 19 markets throughout the United States. The zColo group manages approximately 175,000 square feet of billable colocation space as of August 31, 2013 within these 25 facilities.

Site
1	165 Halsey St, Newark, NY
2	60 Hudson St, New York, NY
3	7185 Pollock Dr, Las Vegas, NV
4	111 8th Ave , New York, NJ
5	209 10th Ave S, Nashville, TN
6	7218 McNeil Dr, Austin, TX
7	600 S Federal St, Chicago, IL
8	251 Neilston St, Columbus, OH
9	800 E Business Center Dr, Mt Prospect, IL
10	3311 S 120th Pl, Tukwila, WA
11	12201 Tukwila Internet Blvd, Tukwila, WA
12	3110 N Central Ave, Phoenix, AZ
13	2100 M Street, Washington, DC
14	401 N. Broad St, Philadelphia, PA
15	2500 Allegheny Pkwy, Pittsburg, PA
16	1525 Rockwell Ave, Cleveland, OH
17	334 Gest St, Cincinnati, OH
19	7620 Appling Center Dr, Memphis, TN
19	1 Summer St, Boston, MA
20	707 Wilshire Blvd, Los Angeles, CA
21	111 Market Pl, Baltimore, MD
22	1950 N Stemmons Fwy, Dallas, TX
23	10300 6th Ave, Plymouth, MN
24	2323 Bryan St, Dallas, TX
25	2001 Sixth Ave, Seattle, WA

All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks.
The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. We believe our interconnection offering is differentiated by our intra-building dark fiber infrastructure connecting multiple suites in major US carrier hotel locations and our Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market leveraging our metro fiber network. We also offer data center customers outsourced technical resources through our “remote hands” product. Customers can purchase packages of time or use our technical staff on an as-needed basis.
Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and who choose to colocate in our key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers.
Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee.
zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York City, New York, which is one of the most important carrier hotels in the United States with 300 domestic and international networks interconnecting within this facility.
Below is a summary of the key services provided by our seven business units, the types of customers we target and our representative peer groups that offer comparable services:

Business Unit	Key Services	Target Customers	Peer Group**

Waves	• Local Area/Wide Area Network ("LAN/WAN") • 1G, 2.5G, 10G, 40G or 100G • Low latency	• Carriers, enterprises, content companies, education, financial services	• Level 3 Communications, Inc. • Lightower

SONET	• SONET transport • Time division multiplexing (TDM) transport	• Carriers	• Level 3 Communications, Inc. • Windstream • Lightower

Ethernet	• E-Line • E-LAN • Private Dedicated Networks	• Carriers, enterprises, media, education, professional services	• Level 3 Communications, Inc. • tw telecom • Cogent

IP	• Dedicated Internet Access • IP Transit Service • Layer 3 Multipoint LAN service	• Enterprise, content companies, cable, media	• Level 3 Communications, Inc. • TeliaSonera • Cogent

MIG	• Distributed Antenna Systems • Small Cells • Fiber to the Tower	• Wireless carriers	• CenturyLink • Crown Castle International Corp.

zColo	• Network-neutral colocation • Interconnection	• Carriers, service providers, colocation-intensive enterprises	• The Telx Group, Inc. • Equinix, Inc. • Coresite

Dark Fiber	• Bandwidth infrastructure, primarily dark-fiber leases	• Carriers, media and content companies, large enterprises and public sector	• Lighttower
**Services also offered by ILECs and certain CLECs in markets served.
Demand for our services does not materially fluctuate based on seasonality.
Financial information for each of our strategic product groups and our domestic and foreign operations is contained in Note 17 — Segment Reporting to our consolidated financial statements.
Industry
We classify the communications services industry into four distinct categories: enablers of infrastructure, telecom and Internet infrastructure service providers, communications service providers, and end users. Bandwidth infrastructure services and colocation and connectivity services are components of telecom and Internet infrastructure services.

•
Enablers of Infrastructure. Entities that approve, sell, or provide the licenses, rights-of-way, and other necessary permits and land that are required in order to provide telecom and Internet infrastructure services.

•
Telecom and Internet Infrastructure Service Providers. Companies that own and operate assets that are used to provide (i) raw bandwidth services, including bandwidth infrastructure, that are used to transport wireless, data, voice, Internet and video traffic using fiber, legacy copper, or microwave networks, (ii) colocation services used to house networking, storage, content distribution and operating systems equipment, and provide interconnection to carrier networks, cloud platforms, IP peering exchange points, financial service exchanges and content distribution networks, and (iii) cellular tower services to Communication Service Providers. Telecom and Internet infrastructure service providers rely on enablers of infrastructure to provide their services.

•
Communications Service Providers. Companies that market and sell communications services such as voice, Internet, data, video, wireless, CDN services, and hosting solutions to end users. Telecom and Internet infrastructure services are used by nearly all communications service providers in the provision of services such as Internet connectivity, wireless voice and data services, content delivery, and voice and data networks to end users.

•	End Users: Public sector entities, businesses, and private consumers that purchase communications services.
We are a provider of bandwidth infrastructure and colocation services, a subset of telecom and Internet infrastructure services. We provide the following services:

•
Bandwidth Infrastructure. Bandwidth infrastructure providers transport communications services, such as wireless, data, voice, Internet and video traffic over fiber networks. Bandwidth infrastructure providers supply lit bandwidth and/or dark fiber between locations, such as cellular towers, neutral and network-specific data centers, carrier hotels, colocation facilities, mobile switching centers, CATV head ends and satellite uplink sites, ILEC/PTT central offices, enterprise, government, and other key buildings that house telecommunications and computer equipment. Bandwidth infrastructure services (including fiber-to-the-tower) primarily consist of private line, IP, Ethernet and Wavelength services commonly referred to as lit services, Bandwidth infrastructure services that are not lit are sold as dark-fiber capacity.

•
Colocation. Colocation providers offer an environmentally controlled, secure environment for housing telecommunications, Internet and other networking, content distribution, and computer equipment such as switches, routers, transport equipment, servers and storage devices. Network-neutral data center providers allow customers who colocate in their facilities to purchase bandwidth infrastructure and other telecommunications services from third parties. This enables customers to interconnect with other customers colocated at the same facility and/or with bandwidth infrastructure providers of their choice. Network-specific data center providers require their customers to purchase bandwidth infrastructure and other telecommunications services from them.

•	Cellular Tower Services. We offer neutral locations where our wireless services provider customers can co-locate their small cell antennas and other ancillary equipment.
Nearly all communications service providers utilize one or more forms of telecom and Internet infrastructure services in order to provide services such as Internet connectivity, wireless voice and data services, CDN services, hosting services, local and long distance voice networks, HDTV networks and data networks. These services are typically offered by companies such as ourselves who focus on telecommunications and Internet infrastructure services exclusively, as well as ILECs, RLECs, hosting companies, wireless service providers, IXCs, CLECs, CATV, satellite TV, and CDN service providers.
The industry continues to experience significant increases in global Internet traffic. The growth in Internet traffic overall is being driven by a mix of consumer and business trends including the proliferation of wireless smart phones, rich media such as video on demand, real time online streaming video, social networks, online gaming, cloud computing, 3G and 4G mobile broadband and the trend towards enterprise outsourcing of IT and storage needs through cloud computing.
Growth in demand for telecom and Internet infrastructure services is also likely to continue to come from private data networks or those networks that do not utilize the Internet. Such networks have many uses including executing trades and backing up data for the major financial exchanges, securely transferring corporate and government information, conducting high definition video calls, supporting federal medical privacy regulations (HIPPA) compliance when sending patient medical x-rays electronically, and backing up or storing other critical data. Services sold by bandwidth infrastructure providers are commonly used to support these data networks.
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
Our Telecom and Internet Infrastructure Assets
Our telecom and Internet infrastructure assets consist of our fiber networks (including our fiber-to-the-tower networks), the optronic equipment that we use to provide our lit bandwidth infrastructure services over our fiber networks, and our data centers where we provide network-neutral colocation and connectivity services.
Networks
The vast majority of our fiber networks are owned or operated under long-term indefeasible right of use (“IRU”) contracts, span over 75,000 route miles, and connect to 285 geographic markets in the United States and Europe. Within the markets that we serve, our network connects to 12,222 buildings, including major data centers, carrier hotels and central offices, mobile switching centers, single-tenant high-bandwidth locations, cellular towers and enterprise buildings. We have long term capacity agreements on undersea cable systems connecting our fiber networks in the United States and Europe. Our networks are designed in such a way that ample opportunity exists to organically add additional markets and buildings to our networks; we are focused on adding markets and buildings for our customers where we can achieve an attractive return on our capital deployed. Our fiber networks also have the following key attributes:

•
Modern Fiber and Optronics. Our modern fiber networks support current generation optronic equipment including Dense Wave Division Multiplex (“DWDM”) systems, Add Drop Multiplexing (“ADM”) systems, Carrier Class Ethernet switches and IP routers. This equipment is used to provide our lit bandwidth infrastructure services. The vast majority of our networks are capable of supporting next generation technologies with minimal capital investment.

•
Scalable Network Architecture. Our networks are scalable, meaning we have spare fiber that will allow us to continue to add capacity to our network as our customers' demand for our services increases. In addition, many of our core network technologies utilize DWDM systems, nearly all of which have spare capacity through which we can continue to add wavelengths to our network without consuming additional fiber.

•
Extensive Coverage. Our network is located in both large and small metropolitan geographies, the extended metropolitan / suburban regions of many cities and traverses large rural areas on the way to connecting the metropolitan / suburban markets. The network coverage allows us to address our target customers needs in a variety of geographies and for a variety of applications while remaining “on-net”.

Metropolitan Fiber Networks. We use our metropolitan (“metro”) fiber networks to provide bandwidth infrastructure services within markets that we serve. Our metro networks are most commonly used in the following two scenarios: First, to provide service between on-net buildings that are located in the same geographic market. Second, to connect our on-net buildings within a metro market with our Regional Fiber Network and in turn to another metro market where we may connect to multiple buildings within that metro network. Our metro fiber networks are expanding within the metro geography and into the surrounding suburban areas as we extend to additional buildings on a success basis to meet new demand. In many of our metro markets we have high fiber count cable (sometimes as many as 864 fibers) and in some cases multiple spare conduits on our routes. Where our fiber capacity becomes constrained we seek to augment that capacity.
Regional Fiber Networks. We use our regional fiber networks to provide bandwidth infrastructure services between markets that we serve. Our regional networks are most commonly used in the following three scenarios: First, to provide service between on-net buildings (or buildings that are directly connected to our fiber network), that are located in different large markets (for example, Chicago and New York). Second, to connect our on-net buildings in small and midsized markets back to major data centers, wireless switching centers, carrier hotels and ILEC central offices in larger markets (for example, between Lima, Ohio and Cleveland, Ohio). Third, occasionally our networks provide service between on-net buildings in two different small or midsized markets located on various parts of our regional networks, for example, between Sioux Falls, South Dakota and Alexandria, Minnesota. We seek to continue to add new markets to our regional networks on a success basis, meaning that we primarily invest capital only when the terms of an associated customer contract provide an attractive return on our investment. We have deployed current generation DWDM technologies across most of our regional networks that are capable of scaling to Terabits (i.e. 4,000G) of bandwidth, which allows us to continue to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional networks accordingly.
Fiber-to-the-Tower Networks. We operate fiber-to-the-tower (“FTT”) networks in 129 distinct geographic areas across our footprint and have FTT projects under construction in eight additional markets. We connect to 3,303 cellular towers and have contracts with multiple national wireless carriers to build out to 1,100 additional towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved performance and speed over legacy copper networks. Our FTT networks are scalable, which means that we can increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense networks (either metro or regional), which affords us the ability to offer ring-protected fiber-to-the-tower services. As such, we are able to offer a higher service level agreement than those traditionally offered over legacy unprotected microwave and copper networks.
Our FTT networks have the ability to provide significantly more bandwidth to a given tower than copper and microwave networks. We believe that bandwidth used on our FTT networks will grow over time as smart phone penetration increases, tablet computers and readers are adopted, wireless 3G and 4G laptop cards are more broadly used, video consumption increases on mobile devices, and 3G networks are upgraded to 4G networks.
Diverse Portfolio of On-Net Buildings. We provide service to 12,222 on-net buildings and are continually making capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our regional, metropolitan, or FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•
Data Centers, Carrier Hotels and Central Offices. These buildings house multiple consumers of bandwidth infrastructure services serving as telecommunications and content exchange points. Our networks generally connect the most important of these buildings in the markets where we operate. We have 1,044 of these types of facilities connected to our network.

•
Single-Tenant, High-Bandwidth Locations. Generally these are other telecom, media or internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier points of presence ("POPs"). Our network is connected to these buildings only when the tenant purchases services from us. We currently have 1,430 single-tenant, high-bandwidth locations on-net.

•
Cellular Towers. We connect to cellular towers and other locations that house wireless antennas. We have 3,303 cellular towers on-net, and we are actively constructing fiber to an additional 1,100. Typically, towers have multiple tenants, which provides us with the opportunity to sell services to those additional tenants.

•
Enterprise Buildings. Our network extends to 6,445 enterprise buildings. This grouping contains a mix of single tenant and multi-tenant enterprise buildings and includes hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Colocation Facilities in Major Telecom/Internet Buildings
Many of our colocation facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York, New York; 165 Halsey Street in Newark, New Jersey; 401 N Broad Street in Philadelphia; 1 Summer Street in Boston, Massachusetts;1950 N Stemmons Freeway and 2323 Bryan Street in Dallas, Texas, and 2001 6th Street in Seattle, Washington. zColo also has the exclusive right to operate and provide colocation and connectivity services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Austin, Texas; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Las Vegas, Nevada; Los Angeles, California; Memphis, Tennessee; Nashville, Tennessee; Phoenix, Arizona; Pittsburgh, Pennsylvania; Plymouth, Minnesota; Seattle, Washington; and Washington, D.C. All of our colocation facilities are network-neutral and have backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, redundant power and cooling capabilities, and ample power to meet customer needs. We have long-term leases with the owners of each of the buildings where we provide colocation services. As of August 30, 2013, our colocation facilities total approximately 175,000 square feet of billable colocation space.
Network Management and Operations
Our primary network operations center (“NOC”) is located in Tulsa, Oklahoma and provides 24-hour per day, 365-days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C.; Allentown, Pennsylvania; and Butte, Montana. We continually monitor for and proactively respond to any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.
Information Technology
Our Information Technology systems consist of a combination of industry leading hosted and owned Enterprise Resource Planning ("ERP") and Customer Relationship Management ("CRM") applications.
While we have been acquiring companies for over seven years, we adopted our current platforms at our inception and have continued to improve our application functionality throughout our business evolution. Our systems' capability is mature, and we view our application functionality as a competitive advantage in our industry.
We have a fully implemented business continuity and disaster recovery plan which provides near real time data access from physically diverse data centers (Dallas, Texas and Washington, D.C.). We further protect our data with off-site data storage practices.

Rights-of-Way
We have the necessary right-of-way agreements and other required rights, including state and federal government authorization, that allow us to maintain and expand our fiber networks that are located on private property and public rights-of-way, including utility poles. When we expand our network, we obtain the necessary construction permits, license agreements, permits and franchise agreements. Certain of these permits, licenses and franchises are for a limited duration. When we need to use private property, our strategy is to obtain right-of-way agreements under long-term contracts.
Other
We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through the CII members’ equity contributions, borrowings under our credit facilities, and cash provided by operating activities.
Sales and Marketing
Our business primarily engages in direct sales through our sales organization consisting of 112 sales representatives, as of June 30, 2013. Each of these sales representatives is responsible for meeting a monthly quota. The sales organization sells services from all seven Strategic Product Groups. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.
The sales organization is organized into six direct sales channels that generally align around both region and customer (five direct outside sales channels and one direct inside sales channel). Each of these channels maintains dedicated sales and solutions engineering support resources. Three of the direct outside sales channels focus on target customers principally located in the eastern, central, and western geographic regions of the United States, primarily supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, media and financial sectors. A fourth direct outside sales channel focuses on similar European-based customers given geographic location. The fifth direct outside channel focuses exclusively on the national wireline and wireless carriers across all geographies. In addition to the five direct outside channels, there is a direct inside channel team that performs inside sales across all geographies.
In addition to the six direct channels discussed above, an indirect sales channel manages our channel partner program with various high value telecom sales agents. Finally, we have developed a group of sales overlay teams to focus on leveraging Zayo's infrastructure assets for the benefit of specific industry verticals and geographies.
Separate from the sales groups, we have a corporate marketing group that is responsible for the Company’s marketing efforts. The marketing staff manages our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management groups that are focused on the Dark Fiber, Waves, SONET, Ethernet, IP, zColo, and MIG Strategic Product Groups.
Our Customers
Our customers generally have a significant and growing need for the telecom and Internet infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses such as companies in the education, healthcare, financial services, and technology industries. Our largest single customer accounted for approximately 7% of our revenue during the year ended June 30, 2013, and total revenues from our top ten customers accounted for approximately 31% of our revenue during the same period. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, or if any such customer is not satisfied with our services, it may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
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
Competition
Lit Bandwidth Infrastructure (including Waves, SONET, Ethernet, IP, and MIG). We believe that some of the key factors that influence our customers’ choice of us as their lit bandwidth infrastructure provider are the ability to provide our customers with a service that exclusively utilizes our fiber network on an end-to-end basis, the quality of the service the customer receives, the ability to implement a complex custom solution to meet the customers’ needs, the price of the service provided, and the ongoing customer service provided.
Generally, price competition varies depending on the size and location of the market. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber in place. Typically, these competitors are large, well-capitalized ILECs such as AT&T Inc., CenturyLink, Inc. and Verizon Communications Inc., or are publicly traded telecom companies that provide bandwidth infrastructure such as Level 3 Communications, Inc. or tw telecom, Inc. In certain geographies, privately held companies can also offer comparable fiber-based solutions. On occasion, the price for bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue where our competitors have comparable pre-existing fiber networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital. In addition, several of our competitors have large, pre-existing expansive fiber networks.
Dark Fiber. Competition in dark fiber services tends to be less intense than for lit bandwidth infrastructure services primarily because a provider must fully own and operate a high fiber count network spanning the full demand geography in order to compete for a customer's business. The uniqueness and fiber depth of our metro and regional networks is therefore a key differentiating factor. In addition, given that providing dark fiber services often includes some degree of network expansion, dark fiber providers must also have an internal project management expertise and access to capital to execute on these critical aspects of the business, further limiting the number of possible providers and extent of the competition. Because of the custom nature of most dark fiber opportunities, many larger lit Bandwidth Infrastructure providers do not actively market dark fiber as a product. As a result, competition is often more limited in the dark fiber services market and very dependent on the local supply and demand environment. As a result of this dynamic and the generally longer contractual term of dark fiber services, dark fiber pricing tends to be more inflationary in nature.

The specific dark fiber competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have sufficient fiber in place. These competitors tend to fall into two categories: first, privately owned regional Bandwidth Infrastructure providers with a similar degree of focus and second, individually owned single market dark fiber providers with a market and fiber construction expertise.

Colocation. The market for our colocation and connectivity services is very competitive. We compete based on price, quality of service, network-neutrality, breadth of network connectivity options, type and quantity of customers in our data centers, and location. We compete against large, well-established colocation providers who have significant enterprise values, and against privately-held, well-funded companies. Given that certain companies are privately held, we are unable to effectively calculate our market share.
Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase data center space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate globally and are able to attract a customer base that values and requires global reach and scale.
We compete with other interconnection and colocation service providers including Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (a Verizon Communications, Inc. subsidiary), Level 3 Communications, Inc., and Savvis, Inc. (a CenturyLink, Inc. subsidiary) among others. These companies offer similar services and operate in the markets where we provide service.
Regulatory Matters
Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”) and various state Public Utilities Commissions (“PUCs”), all of which we have obtained and maintain in the normal course of our business. The FCC and State PUCs generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal and state laws and regulations, and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate services that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC and the State PUCs documenting interstate and intrastate revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.
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
Website Access and Important Investor Information
Our website address is www.zayo.com, and we routinely post important investor information in the “Investor Relations” section of our website at www.zayo.com/investor-center. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investor Relations” section of our website under the heading “Financial Reporting”. These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”).
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
We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. We may engage in large acquisitions similar to the AboveNet acquisition completed on July 2, 2012, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase disconnects and reduce new sales.
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
As of June 30, 2013, our total debt (including capital lease obligations) was $2,843.9 million and we had total available borrowing capacity of $243.4 million under our revolving credit facility. Subject to the limitations set forth in the indentures (the "Indentures") governing our $750.0 million Senior Secured Notes and $500.0 million Senior Unsecured Notes (collectively, the "Notes") and the agreement governing our credit facilities (the “Credit Agreement”), we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.
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
If we are unable to meet our debt service obligations, we would be in default under the terms of the July 2, 2012 Indentures governing our $750.0 million Senior Secured Notes and $500.0 million Senior Unsecured Notes and our July 2, 2012 Credit Agreement (as amended by the Second and Fourth Amendments dated October 5, 2012 and February 27, 2013, respectively) governing our $1,620.0 million term loan facility (the "Term Loan Facility") and $250.0 million revolving credit facility (the "Revolver", and collectively with the Term Loan Facility, the "Credit Facilities"). If such a default were to occur, the lenders under the Credit Facilities could elect to declare all amounts outstanding under each of the Credit Facilities immediately due and payable, and the lenders under the Revolver would not be obligated to continue to advance funds thereunder. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the lenders or to our debt holders.
We may be subject to interest rate risk and increasing interest rates may increase our interest expense.
Borrowings under each of the Credit Facilities bear, and future indebtedness may bear, interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.
The Indentures and the Credit Facilities each contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to, among other things:

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
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants and restrictions contained in the agreement governing the Credit Facilities and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios, or tests in the Credit Agreement, the Indentures, or any future indebtedness could result in an event of default under our Credit Facilities, the Indentures or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.
In addition, our Credit Facilities require us to comply with specified financial ratios, including ratios regarding total leverage, secured leverage and fixed charge coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.
A breach of any of the covenants contained in the Credit Agreement, in any future credit agreement or the Indentures or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate our ability to borrow under our Revolver. If the amounts outstanding under our Credit Facilities, the Notes or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed, including the Notes. In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.
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
Our near-term expectation is to continue to invest success-based capital (meaning that the capital is invested only after we have entered into a customer contract with terms that we believe provide an attractive return on our investment) in incremental property and equipment at an amount that may exceed the amount of capital available from operations after debt service requirements. We also intend to continue to opportunistically pursue acquisitions, some of which may be quite large. In addition to our cash flow from operations, we plan to rely on cash on hand and availability under the Revolver. We cannot assure you, however, that we will have access to sufficient cash to successfully operate or grow our business.
We incurred net losses in prior periods, and we cannot guarantee that we will generate net income in the future.
We incurred net losses from continuing operations in the last three fiscal years. Our business plan is to continue to expand our network on a success basis, meaning that we attempt primarily to invest capital only when the terms of a customer contract provide an attractive return on our investment. If we continue to expand our network we might continue to incur losses in future periods. In addition, we cannot assure you that we will be successful in implementing our business plan or that we will not change our business plan. Furthermore, if a material number of circuits are disconnected or customers disconnect or terminate their service with us, we may not be able to generate positive net income in future periods. Further, we grant stock-based compensation to employees with terms that require the awards to be classified as liabilities. As such, we account for these awards as a liability and re-measure the liability at each reporting date. To the extent that our valuation increases, additional expense will be recognized at the applicable reporting date. In the current and prior periods, the expense has been a material contributor to our net loss from continuing operations. Additionally, our interest expense could increase as a result of any additional borrowings under the Revolving Credit Facility, which could have an adverse effect on our net income.
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
We must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our networks, which could have a material adverse effect on our business, financial condition, and results of operations. In order to operate our networks, we must also maintain fiber leases and indefeasible right to use ("IRU") agreements that we have with public and private entities. There is no assurance that we will be able to renew those fiber routes on favorable terms, or at all. If we are unable to renew those fiber routes on favorable terms, we might experience the following:

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
Our largest single customer accounted for approximately 7% of our revenue during the year ended June 30, 2013, and total revenues from our top ten customers accounted for approximately 31% of our revenue during the year ended June 30,

2013. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. If any of our key customers experience a general decline in demand due to economic or other forces, if the demand for bandwidth does not continue to grow, or if any such customer is not satisfied with our services, such key customer may reduce the number of service orders it has with us, terminate its relationship with us (subject to certain early termination fees), or fail to renew its contractual relationship with us upon expiration.
We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges that could adversely affect our operating results and financial condition. As a result of the AboveNet acquisition, we have a more diverse customer base; however, we still rely on a relatively small number of customers for a significant portion of our revenue.
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
Problems within our network or at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. In the past, we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. We have service level commitment obligations with substantially all of our customers. As a result, service interruptions or equipment damage in our network or at our data centers could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures; however, we cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability. We depend on our landlords and other third-party providers to properly maintain the buildings in which our data centers are located. Improper maintenance by such landlords and third parties increases the risk of service interruptions and equipment damage.
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
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of the executive management team (Daniel Caruso, Kenneth desGarennes, Glenn S. Russo, David Howson, Chris Morley, Matthew Erickson, or Martin Snella) is bound by an employment agreement with us. The loss of members of our management team or other key employees is likely to have a material adverse effect on our business.
Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.
We provide telecommunication and other services in multiple jurisdictions across the United States and Europe and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our sales, financial condition, and results of operations. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.
The international operations of our business expose us to risks that could materially and adversely affect the business.
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
Our international operations expose us to currency risk.
We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected
Risks Relating to Our Industry
The telecommunications industry is highly competitive, and contains competitors that have significantly greater resources and a more diversified base of existing customers than we do.
In the telecommunications industry, we compete against ILECs, which have historically provided local telephone services and currently occupy significant market positions in their local telecommunications markets. In addition to these carriers, several other competitors, such as facilities-based communications service providers, including CLECs, cable television companies, electric utilities and large end-users with private networks, offer services similar to those offered by us. Many of our competitors have greater financial, managerial, sales and marketing, and research and development resources than we do and are able to promote their brands with significantly larger budgets. Additionally, some of our brands are relatively new and as such have limited traction in the market. Many of these competitors have the added advantage of a larger, more diversified customer base. If we fail to develop and maintain brand recognition through sales and marketing efforts and a reputation for high-quality service, we may be unable to attract new customers and risk losing existing customers to competitors with better known brands.
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
Telecommunications services are subject to significant domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC and other domestic and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.
Unfavorable general economic conditions in the United States and Europe could negatively impact our operating results and financial condition.
Unfavorable general global economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, including federal fiscal and monetary policy actions, may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.
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
Peering agreements with other ISPs have allowed us to access the Internet and exchange traffic with these providers. In most cases, we peer with these ISPs on a payment-free basis, referred to as settlement-free peering. We plan to continue to leverage this settlement-free peering. If other providers change the terms upon which they allow settlement-free peering or if changes in Internet traffic patterns, including the ratio of inbound to outbound traffic, cause us to fall below the criteria that these providers use in allowing settlement-free peering, the costs of operating our Internet backbone will likely increase. Any increases in costs could have an adverse effect on our margins and our ability to compete in the IP market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2013, we own or lease approximately 75,800 fiber route miles or 5,443,000 fiber miles. We provide colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 25 locations throughout the United States. We do not own the buildings where we provide our colocation and connectivity services; however, as of August 31, 2013, the zColo group managed approximately 175,000 square feet of billable colocation space. See “Item 1. Business – Our Telecom and Internet Infrastructure Assets,” for additional discussion related to our network and colocation properties.
We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters located at 1805 29th Street, Suite 2050, Boulder, Colorado is approximately 29,951 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet. Each of the Company’s business units utilize these facilities.
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
Dividend Policy
We have never declared or paid any cash dividends to our preferred equity holders and no cash dividends are contemplated on our preferred units in the foreseeable future. In addition, our Credit Agreement and the Indentures governing our Notes contain restrictions on our ability to pay dividends or make other distributions with respect to any equity interests.
Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables present selected historical consolidated financial information for Zayo Group, LLC for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group, LLC as of and for the years ended June 30, 2013, 2012, 2011, 2010, and 2009 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue
Waves	$239,525	n/a	n/a	n/a	n/a
SONET	$130,086	n/a	n/a	n/a	n/a
Ethernet	$132,793	n/a	n/a	n/a	n/a
IP	$90,274	n/a	n/a	n/a	n/a
MIG	$66,561	n/a	n/a	n/a	n/a
Elimination of revenue between legacy ZB segments	$(20,047)	n/a	n/a	n/a	n/a
Legacy Zayo Bandwidth	639,192	272,148	214,110	183,085	129,282
Dark Fiber	294,750	70,854	44,549	—	—
zColo	63,354	43,251	33,899	23,993	—
Intersegment eliminations	(9,211)	(4,210)	(5,323)	(7,748)	(3,943)
Total Revenue	988,085	382,043	287,235	199,330	125,339
Operating costs and expenses
Operating costs, excluding depreciation and amortization	136,595	82,581	71,528	62,688	37,792
Selling, general and administrative expenses, excluding stock-based compensation expenses	312,982	111,695	89,846	65,911	51,493
Stock-based compensation	105,048	26,253	24,310	18,168	6,412
Selling, general and administrative expenses	418,030	137,948	114,156	84,079	57,905
Depreciation and amortization	322,680	84,961	60,463	38,738	26,554
Total operating costs and expenses	877,305	305,490	246,147	185,505	122,251
Operating income	110,780	76,553	41,088	13,825	3,088
Other expenses
Interest expense	(202,464)	(50,720)	(33,414)	(18,692)	(15,245)
Impairment of cost method investment	—	(2,248)	—	—	—
Other income/(expense), net	326	123	(126)	1,526	234
Loss on extinguishment of debt	(77,253)	—	—	(5,881)	—
Total other expenses, net	(279,391)	(52,845)	(33,540)	(23,047)	(15,011)
(Loss)/earnings from continuing operations before income taxes	(168,611)	23,708	7,548	(9,222)	(11,923)
(Benefit)/provision for income taxes	(24,046)	29,557	12,542	4,823	(2,321)
Loss from continuing operations	(144,565)	(5,849)	(4,994)	(14,045)	(9,602)
Earnings from discontinued operations, net of income taxes	1,808	—	899	5,425	7,355
Net loss	$(142,757)	$(5,849)	$(4,095)	$(8,620)	$(2,247)

	Zayo Group, LLC (Historical) Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$88,148	$150,693	$25,394	$87,864	$38,019
Property and equipment, net	2,411,220	754,738	518,513	297,889	211,864
Total assets	4,127,891	1,371,781	790,421	558,492	422,162
Long-term debt and capital lease obligations, including current portion	2,843,872	701,339	365,588	259,786	151,488
Total member’s equity	533,433	365,849	228,264	204,055	212,963
Selected cash flow data
Net cash flows provided by operating activities	$393,321	$167,630	$97,054	$58,200	$24,667
Purchases of property and equipment, net of stimulus grants	(323,201)	(124,137)	(112,524)	(58,751)	(61,614)
Acquisitions	(2,483,137)	(351,273)	(183,666)	(96,571)	(11,508)
Proceeds from principal payments received on related party loans	10,396	—	—	—	—
Other	—	—	28	—	—
Net cash flows used in investing activities	$(2,795,942)	$(475,410)	$(296,162)	$(155,322)	$(73,122)
Net cash flows provided by financing activities	$2,334,041	$433,079	$134,190	$135,446	$67,921
Other Financial Data:
Adjusted EBITDA(1), from continuing operations	$552,982	$194,520	$126,600	$73,556	$37,007
Reconciliation of Adjusted EBITDA:
Net loss	$(142,757)	$(5,849)	$(4,095)	$(8,620)	$(2,247)
Earnings from discontinued operations, net of income taxes	(1,808)	—	(899)	(5,425)	(7,355)
Net loss from continuing operations	(144,565)	(5,849)	(4,994)	(14,045)	(9,602)
Add back non-adjusted EBITDA items included in loss from continuing operations:
Depreciation and amortization	322,680	84,961	60,463	38,738	26,554
Interest expense	202,464	50,720	33,414	18,692	15,245
(Benefit)/provision for income taxes	(24,046)	29,557	12,542	4,823	(2,321)
Stock-based compensation	105,048	26,253	24,310	18,168	6,412
Loss on extinguishment of debt	77,253	—	—	5,881	—
Impairment on cost method investment	—	2,248	—	—	—
Foreign exchange gain	(56)	—	—	—	—
Transaction costs	14,204	6,630	865	1,299	719
Adjusted EBITDA, from continuing operations	$552,982	$194,520	$126,600	$73,556	$37,007

(1)
Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. We define Adjusted EBITDA as (loss) earnings from continuing operations before interest, income taxes, depreciation and amortization adjusted to exclude acquisition-related transaction costs, stock-based compensation, and certain non-cash or non-recurring items. The table above sets forth, for the periods indicated, a reconciliation of Net loss to Adjusted EBITDA, as net loss is calculated in accordance with GAAP. See “Item 7. Management Discussion & Analysis of Financial Condition and Results of Operations – Adjusted EBITDA” for more information.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Introduction
We are a provider of bandwidth infrastructure and network-neutral colocation and connectivity services, which are key components of telecommunications and Internet infrastructure services. These services enable our customers to manage, operate, and scale their telecommunications and data networks and data center related operations. We provide our bandwidth infrastructure services over our dense metropolitan, regional, national and international fiber networks, enabling our customers to transport data, voice, video, and Internet traffic, as well as to interconnect their networks. Our bandwidth infrastructure services are primarily used by wireless service providers, carriers and other communications service providers, financial services companies, social networking companies, web-centric companies, law firms, education and healthcare institutions, and other companies that require fiber based bandwidth services.We typically provide our lit bandwidth infrastructure services for a fixed-rate monthly recurring fee under contracts, which usually vary between one and twenty years in length. Our network-neutral colocation and connectivity services facilitate the exchange of voice, video, data, and Internet traffic between multiple third-party networks.
As of June 30, 2013, our fiber networks spanned approximately 75,800 route miles and 5,443,000 fiber miles, served 285 geographic markets in the United States and Europe, and connected to 12,222 buildings, including 3,303 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the Trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 25 locations throughout the United States.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2011 as "Fiscal 2011," the fiscal year ended June 30, 2012 as “Fiscal 2012,” and the fiscal year ended June 30, 2013 as “Fiscal 2013.”

Our Strategic Product Groups
The Company's segments, which we internally refer to as Strategic Product Groups, are our primary decision-making and governance organizations. Strategic Product Groups are structured around the services that we provide and operate with a high degree of autonomy and financial responsibility. Each Strategic Product Group is responsible for the revenue, costs and associated capital expenditures of their respective services. The Strategic Product Groups enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services. Strategic Product Groups operate across all of the Company's geographies.
The Company had historically operated as three Strategic Product Groups: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). The ZB group provided primarily lit bandwidth infrastructure services, the zColo group provided colocation and connectivity services and the ZFS group provided dark fiber related services.
Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of our legacy ZFS group to Zayo Dark Fiber. As of June 30, 2013, the Company has seven Strategic Product Groups as described below.
Zayo Dark Fiber ("Dark Fiber"). Through our Dark Fiber Strategic Product Group, we provide dark fiber and related services on portions of our fiber network and on newly constructed network. We provide dark fiber pairs to our customers, who then light the fiber using their own optronic equipment, allowing the customer to manage bandwidth on their own metropolitan and long haul networks according to their specific business needs. As part of our service offering, we manage and maintain the underlying fiber network for the customer. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building. Customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. We market and sell dark fiber-related services under long-term contracts (averaging approximately fifteen years in length); customers either pay upfront for the fiber (generally referred to as an IRU or Indefeasible Right to Use) or on a monthly basis for the fiber. Fiber maintenance (or O&M) is generally paid on a annual or monthly recurring basis regardless of the form of the payment for the provision of the fiber. Recurring payments are fixed but many times include automatic annual price escalators intended to compensate us for inflation.
    Zayo Wavelength Services ("Waves"). Through our Waves Strategic Product Group, we provide lit bandwidth infrastructure services to customers utilizing optical wavelength technology.  From a technological standpoint, the service is provided by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light. The Waves segment provides wavelength services in speeds of 1G, 2.5G, 10G, 40G, and 100G. The Waves Strategic Product Group also provides a dedicated wavelength service; that is, wavelengths on fibers that are not shared between customers. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo SONET Services ("SONET"). The Company's Synchronous Optical Network Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54 Mb) to OC-192 (10G) of capacity. Customers in this Group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Ethernet Services ("Ethernet"). The Company's Ethernet Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a Waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination. Services are provided in speeds ranging from 10 Mb to 10 GigE. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Internet Protocol Services ("IP"). The Company's Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient path and means. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10 Mb to 100 G on a single port interface. Customers include regional telecommunications and cable carriers, enterprises, educational institutions and content companies. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.
Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mpbs and above and is used by wireless service providers to enable 3G and 4G cellular services. The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to have a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
Zayo Colocation ("zColo"). Through our zColo Strategic Product Group, we provide network-neutral colocation and connectivity services in 25 data center and interconnection facilities across 19 markets throughout the United States.The zColo Group manages approximately 175,000 square feet of billable colocation space as of August 31, 2013 within these 25 facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. We believe our interconnection offering is differentiated by our intra-building dark fiber infrastructure connecting multiple suites in major US carrier hotel locations and our Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer data center customers outsourced technical resources through our “remote hands” product. Customers can purchase packages of time or use our technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and who choose to colocate in our key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York City, New York, which is one of the most important carrier hotels in the United States with 300 domestic and international networks interconnecting within this facility.
Demand for our services does not materially fluctuate based on seasonality.
Recent Developments
Pending and Recently Closed Acquisitions
Access Communications, Inc. ("Access")
On August 13, 2013, we entered into a Stock Purchase Agreement (the "Agreement") with Access Communications, Inc. ("Access"), a Minnesota corporation, and shareholders of Access. Upon the closing of the transaction contemplated by the Agreement, Zayo will acquire 100 percent of the equity interest in Access. The purchase price, subject to certain adjustments at close and post-closing, is $40.0 million and will be paid with cash on hand.
Access is a provider of metro bandwidth infrastructure services that owns and operates a 1,200 mile fiber network that covers the greater Minneapolis-St. Paul metropolitan area, connecting more than 500 on-net buildings, including the area's major datacenters and carrier hotel facilities. Access is primarily focused on providing dark fiber services to a concentrated set of Minneapolis area carrier, enterprise and governmental customers, particularly within the education segment.
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

•
In February 2010, we, as the direct recipient, were awarded $25.1 million in funding to construct 626 miles of fiber network connecting 21 community colleges in Indiana. The total project involved approximately $31.4 million of capital expenditures, of which $6.3 million was funded by us. The Company completed this project on July 31, 2013.

•
In July 2010, we, as the direct recipient, were awarded a $13.4 million grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis. The total project involves approximately $19.2 million of capital expenditures of which $5.7 million is anticipated to be funded by us. The Company completed this project on June 18, 2013.

•
In September 2011, we signed, as a sub-recipient, an agreement relating to an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. Our portion of the project involves the construction of nearly 366 fiber miles in the Western Ohio region. Per the terms of our sub-recipient agreement, we will match up to 30% of total costs of constructing the 366 fiber miles up to a maximum contribution of $3.1 million. We estimate the total costs (before reimbursements) of constructing these 366 fiber miles to be approximately $10.4 million. The Company anticipates this project will be completed by November 2013.

Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services primarily through 26 acquisitions accounted for as business combinations (through August 31, 2013).
Fiscal 2013 Acquisitions
Core NAP, L.P. (“Core NAP”)
On May 31, 2013, zColo entered into an Asset Purchase Agreement with Core NAP, L.P. (“Core NAP”). The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7.0 million, subject to customary post-closing adjustments. $1.1 million of the purchase price is currently held in escrow pending the expiration of the indemnification period. The purchase price was paid with cash on hand.
The acquired Core NAP business operated a 15,000 sq. ft. data center facility in northwest Austin, Texas, which offered carrier-neutral colocation consisting of a dense enterprise footprint with over 220 existing customers and four major carriers providing services to cloud, enterprise, financial, carrier, media and other connectivity focused customers. With this acquisition, the Company's zColo business unit now operates 21 interconnect-focused colocation facilities nationwide.
The results of the acquired Core NAP business are included in our operating results beginning May 31, 2013.
Litecast/Balticore, LLC (“Litecast”)
On December 31, 2012, we acquired 100% of the equity interest in Litecast, a provider of metro bandwidth infrastructure services in Baltimore, Maryland, for a price of $22.2 million. $3.3 million of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand.
Litecast owned and operated a Baltimore metropolitan fiber network, connecting over 110 on-net buildings, including the city's major datacenters and carrier hotel facilities. Litecast focused on providing dark fiber and Ethernet-based services to a concentrated set of Baltimore enterprise and governmental customers, particularly within the healthcare and education industries.
The results of the acquired Litecast business are included in our operating results beginning January 1, 2013.

First Telecom Services, LLC (“First Telecom”)
    On December 14, 2012, we acquired 100% of the equity interest in First Telecom, a privately held limited liability company, for total consideration of $109.7 million, subject to certain adjustments at closing and post-closing. $11.0 million of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand.
First Telecom was a provider of bandwidth infrastructure services throughout the Northeastern and Midwestern United States. First Telecom managed a network of over 8,000 route miles and 350,000 fiber miles and approximately 500 on-net buildings. It focused on providing dark fiber and wavelength services across an 11 state footprint, with its highest concentration of network and revenue in Pennsylvania and Ohio.
The results of the acquired First Telecom business are included in our operating results beginning December 15, 2012.
USCarrier Telecom, LLC (“USCarrier”)
In connection with the American Fiber Systems Holding Corporation acquisition, we acquired an ownership interest in USCarrier. USCarrier was a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, we owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, we acquired the remaining equity interest in USCarrier not previously owned for total consideration of $16.1 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand.
Prior to our acquisition of the remaining interest, our interest in USCarrier was recorded using the cost basis of accounting and as such, the operating results of the acquired USCarrier business were not included in the operating results of the Company until October 1, 2012. The results of the acquired USCarrier business are included in our operating results beginning October 1, 2012. The Company recognized an impairment on its prior investment in USCarrier of $2.2 million during the quarter ended June 30, 2012 due to a decline in the fair value of the Company's ownership interest based on the agreed upon purchase price.
FiberGate Holdings, Inc. (“FiberGate”)
On August 31, 2012, we acquired 100% of the outstanding equity interest in FiberGate for total consideration of $118.3 million, subject to certain post-closing adjustments. The acquisition was funded with cash on hand. $17.5 million of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period.
Headquartered in Alexandria, Virginia, FiberGate was a provider of dark fiber services throughout the Washington, D.C., Northern Virginia, and Baltimore, Maryland corridor. The FiberGate acquisition added 399 route miles and 183,000 fiber miles to our metro fiber network in and around the U.S. capital region. FiberGate also added 317 on-net buildings, including federal government sites, carrier hotels, data centers, cell towers, and enterprise buildings. FiberGate provided dark fiber services to the federal government since its inception in 1995 and expanded its clientele to include large enterprise and telecommunications customers.
The results of the acquired FiberGate business are included in our operating results beginning August 31, 2012.
AboveNet Inc. (“AboveNet”)
On July 2, 2012, we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,212.5 million in cash, net of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.
AboveNet was a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet's commercial strategy was consistent with ours, which is to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high bandwidth demands. AboveNet provided lit and dark fiber bandwidth infrastructure services over its dense metropolitan, regional, national, and international fiber networks. It also operated a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S., Europe, and Japan. Its product set was highly aligned with our own, consisting primarily of dark fiber, waves, Ethernet, IP and colocation services. AboveNet had also grown a very strong base of business with enterprise clients, particularly within the financial services sector.
The acquisition of AboveNet added 20,590 new route miles and approximately 2,500,000 fiber miles to our network and added connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which housed some of the largest corporate users of network services in the world. AboveNet's metropolitan networks typically contained 432, and in some cases 864, fiber strands in each cable. This high fiber count allowed AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet's metropolitan networks served 17 markets in the U.S., with strong network footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also serves four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also included many private data centers and hub locations that were important for AboveNet's customers. AboveNet used under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.
Included in the AboveNet purchase price was a business which provided network management and professional services to certain users of bandwidth capacity. As the professional services business (“Zayo Professional Services” or “ZPS”) did not align with our primary focus of providing bandwidth infrastructure services, ZPS was spun-off to Holdings on September 30, 2012. On the spin-off date, we estimated the net fair value of the ZPS assets and liabilities that were contributed to Holdings to be $26.3 million.
The results of the acquired AboveNet business, excluding ZPS, are included in our operating results beginning July 2, 2012.
Fiscal 2012 Acquisitions
Acquisition of Arialink
On May 1, 2012, we acquired 100% of the equity interest in Control Room Technologies, LLC, Allegan Fiber Communications, LLC, and Lansing Fiber Communications (collectively, “Arialink”) for net cash consideration of $17.1 million. Included in the $17.1 million purchase price were certain assets and liabilities which supported Arialink's managed service product offerings. Concurrently with the closing of the Arialink acquisition, we spun-off a portion of Arialink's business supporting those managed service product offerings to Holdings. Our estimate of the fair value of the net assets spun-off to Holdings was approximately $1.8 million. The remaining assets were contributed to the ZB and Dark Fiber Strategic Product Groups.
The results of the acquired business are included in our operating results beginning May 1, 2012.
Acquisition of Mercury Marquis Holdings, LLC (“MarquisNet”)
On December 31, 2011, we entered into an Asset Purchase Agreement with MarquisNet. The transactions contemplated by the agreement closed on the same date, at which time our zColo Strategic Product Group acquired substantially all of the net assets of MarquisNet for total consideration of $13.6 million. The acquisition was funded with a draw on the Company's revolving line-of-credit.
The acquired MarquisNet business operated a single 28,000 square foot data center which provides colocation services in Las Vegas, Nevada.
The operating results of the acquired business are included in our operating results beginning January 1, 2012.
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
The acquired 360networks business operated approximately 19,879 route miles of intercity and metropolitan fiber network across 22 states and British Columbia. 360networks' intercity network interconnected over 70 markets across the central and western United States, including 23 of our fiber markets and a number of new markets such as Albuquerque, New Mexico; Bismarck, North Dakota; Des Moines, Iowa; San Francisco, California; San Diego, California; and Tucson, Arizona. In addition to its intercity network, 360networks operated over 800 route miles of metropolitan fiber networks across 26 markets, including Seattle, Washington; Denver, Colorado; Colorado Springs, Colorado; Omaha, Nebraska; Sacramento, California; and Salt Lake City, Utah.
The results of the legacy 360networks business are included in our operating results beginning December 1, 2011.

Summary of Business Acquisitions
The table below summarizes the dates and purchase prices (which are net of cash acquired and includes assumption of debt and capital leases) of all acquisitions and asset purchases since our inception.

Acquisition	Date	Acquisition Cost
		(In thousands)
Memphis Networx	July 31, 2007	$9,173
PPL Telecom	August 24, 2007	46,301
Indiana Fiber Works	September 28, 2007	22,601
Onvoy	November 7, 2007	69,962
Voicepipe	November 7, 2007	2,800
Citynet Fiber Networks	February 15, 2008	99,238
Northwest Telephone	May 30, 2008	4,563
CenturyTel Tri-State Markets	July 22, 2008	2,700
Columbia Fiber Solutions	September 30, 2008	12,091
CityNet Holdings Assets	September 30, 2008	3,350
Adesta Assets	September 30, 2008	6,430
Northwest Telephone California	May 26, 2009	15
FiberNet	September 9, 2009	96,571
AGL Networks	July 1, 2010	73,666
Dolphini Assets	September 20, 2010	235
American Fiber Systems	October 1, 2010	110,000
360networks	December 1, 2011	317,891
MarquisNet	December 31, 2011	13,581
Arialink	May 1, 2012	17,129
AboveNet	July 2, 2012	2,212,492
FiberGate	August 4, 2012	118,335
USCarrier	October 1, 2012	16,092
FTS	December 14, 2012	109,700
Litecast	December 31, 2012	22,160
Core NAP	May 31, 2013	7,030
Less portion of acquisition costs spun-off to OVS, ZEN and ZPS		(89,165)
Total		$3,304,941
We completed each of the acquisitions described above, with the exception of Voicepipe, with cash raised through combinations of equity and debt capital. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units.
Spin-Off of Business Units

During Fiscal 2013, we determined that the services provided by one of our business units, Zayo Professional Services ("ZPS"), did not fit within our current business model of providing bandwidth infrastructure, colocation and interconnection services. Accordingly, the Company spun-off ZPS to Holdings, the parent of the Company, effective September 30, 2012.

Effective January 1, 2011, we finalized a restructuring of our units which resulted in the units more closely aligning with their product offerings rather than a combination of product offerings and customer demographics. Prior to the restructuring, the Zayo Enterprise Networks ("ZEN") unit held a mix of bandwidth infrastructure, colocation, interconnection, and managed service product offerings. Subsequent to the restructuring, the remaining ZEN unit consisted of only managed service product offerings. As the product offerings provided by the restructured ZEN unit fell outside of our business model, the business unit, was spun-off to Holdings on April 1, 2011.

During Fiscal 2013 and Fiscal 2011, the results of the operations of ZPS and ZEN are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from our continuing operations.
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
In addition, CII concluded the sale of 98,916,060 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.3 million, net of $2.0 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012, and the remaining $337.1 million was contributed during the year ended June 30, 2013.
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
In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a non-cash expense of $17.0 million associated with the write-off of our unamortized debt issuance costs, a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8.1 million associated with the write-off of the net unamortized discount on the extinguished debt balances. In connection with the Notes offering and the Term Loan Facility, we recorded an original issue discount of $30.0 million and incurred debt issuance costs of $85.2 million. These costs and the original issue discount are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.
On October 5, 2012, we entered into a second amendment (the "Second Amendment") to our credit agreement governing our Revolver and Term Loan Facility (the “Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on our Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment set a floor on the Term Loan Facility’s interest rate at 5.25%. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.
On February 27, 2013, we entered into a Fourth Amendment to our credit agreement (the “Fourth Amendment”). Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on our Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, our Revolver, which was undrawn as of June 30, 2013, will bear interest at LIBOR plus 3.00% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represents a downward adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's credit agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).
In connection with the aforementioned amendments, we incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to a syndicate of lenders under the Credit Agreement.
In connection with the debt refinancing transactions discussed above, we recognized an expense of $77.3 million during the year ended June 30, 2013, associated with debt extinguishment costs. The loss on extinguishment of debt associated with these transactions includes a portion of the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write-off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment and certain fees paid to third parties involved in the debt refinancing transactions.
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
Substantial Indebtedness
We had total indebtedness (excluding capital lease obligations) of $2,830.7 million and $689.7 million as of June 30, 2013 and 2012, respectively. Our indebtedness as of June 30, 2013 principally included our $750.0 million of 8.125% Senior Secured Notes, our $500.0 million of 10.125% Senior Unsecured Notes, and an outstanding balance of $1,603.8 million on our $1.620 billion Term Loan Facility. The interest rate on the Term Loan Facility is floating and was 4.50% as of June 30, 2013.
As a result of the growth of our business from the acquisitions, discussed above, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.
Substantial Capital Expenditures
During Fiscal 2013, 2012 and 2011, we invested $323.2 million (net of stimulus grant reimbursements), $124.1 million (net of stimulus grant reimbursements) and $112.5 million (net of stimulus grant reimbursements), respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
As a result of the growth of our business from the acquisitions discussed above and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.
Change in Operating Segments
As a result of our organic and acquisition-related growth, the Zayo Bandwidth segment had grown considerably in scale and complexity. Therefore, effective January 1, 2013, we changed our reporting segments by disaggregating the legacy Zayo Bandwidth segment into the following five separate segments: Waves; SONET; Ethernet; IP; and MIG, see "Item 7 - Overview". Separating the lit services segment into its component products allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. Concurrent with these changes we also changed the name of our Zayo Fiber Solutions segment to Zayo Dark Fiber.
We began recording revenue and expense transactions in these new segments on July 1, 2012, but we did not begin reporting the disaggregate information to our Chief Operating Decision Maker (as defined in Accounting Standards Codification 280 - Segment Reporting) until January 1, 2013. We have determined that it is not practicable to restate financial information prior to July 1, 2012 to correspond to the new product group view. Current year segment information throughout this Annual Report on Form 10-K reflects the operating results of both our new business segments and the legacy ZB segment. The change to the Company's ZB segment did not impact the comparability of the zColo or Dark Fiber segments between periods.

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
We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for exit activities associated with real estate leases, accruals for customer disputes and valuation allowance for deferred tax assets. We have identified the policies below, which require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements, as critical to our business operations and an understanding of our results of operations.
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
Revenue is recognized at the amount expected to be realized, which includes billing and service adjustments. During each reporting period, we make estimates for potential future sales credits to be issued in respect of current revenue, related to service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity when evaluating our credit reserve requirements. We reserve for known service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. The determination of the customer dispute credit reserve involves significant judgment, estimations and assumptions.
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
We employ a probability-weighted estimated return method to value our common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that we considered were remaining a private company with the same ownership, a sale or merger, and an initial public offering (“IPO”).
We equally weighted the valuation estimate associated with remaining a private entity with the same ownership and the valuation estimate associated with an IPO, with the least weight applied to the company sale assumption. In the private entity, or status quo, assumption, we assessed our value using a discounted cash flow approach, which involves developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. There are several inputs that are required to develop an estimate of the enterprise value when utilizing these income approaches including forecasted earnings, discount rate, and the terminal multiple and/or the capitalization factor. We have developed a forecast of our revenues and EBITDA through June 30, 2018. Our forecasted revenues and EBITDA are based on our business operations as of the balance sheet date. If a material acquisition has occurred or is probable of occurring subsequent to the balance sheet date, the forecast utilized in the valuation reflects the pro forma results of operations of the combined entities. The next step in the income approach is to estimate a discount rate which most appropriately reflects our cost of capital, which we estimated to be 9.95%. In determining this discount rate, we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build-up method. This method derives the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate and have a history of substantial volatility in earnings and cash flows. Based on our projections and discount rate, we estimate the present value of our future cash flows. In order to estimate the enterprise value, we add to the estimated discounted cash flows an estimated terminal value. The terminal value is estimated utilizing the “Observed Market Multiple” method and the "H-Model" method. The Observed Market Multiple method assumes the Company will be sold at the end of the forecast period. To develop a terminal multiple, we observe prevailing valuations associated with the Guideline Public Companies and the acquisitions of guideline Companies. A terminal EBITDA multiple was selected to calculate the terminal value under this methodology. Next, the H-Model reflects the Company as a going concern after the projection period by assuming that free cash flows grow at a supernormal rate starting in July 2018 and linearly taper to a long-term growth rate over a period of five years. These assumptions are used to construct a capitalization factor which is applied directly to the terminal year free cash flow, producing a terminal value specific to the H-Model Method. Both terminal values are converted into a present value through the use of an appropriate present value factor. After adding the present value of free cash flows and terminal value for each scenario, we weighted the Observed Market Multiple method at 25% and the H-Model method at 75% to calculate a final enterprise value under the status quo scenario.
For purposes of the probability-weighted expected return method valuation, management also considered various liquidation possibilities including an IPO and a sale or merger. In each of these scenarios a distribution is established around the estimated dates and valuations of each scenario. Future valuation figures are based upon corresponding market data for comparable companies in comparable scenarios. These include publicly-traded valuation statistics and acquisition valuation statistics for comparable companies in the IPO scenario and sale/merger scenario, respectively. Valuation statistics are combined with expectations regarding our future economic performance to produce future valuation estimates. Estimates are then translated to present value figures through the use of appropriate discount rates.
Based on these scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation was then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return are satisfied, the remaining proceeds are allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders depending upon the return multiple to the preferred unit holders.
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
The following table reflects the estimated value of the Class A, B, C D, E, F, G and H common units as of June 30, 2013, 2012 and 2011:

	Estimated fair value as of June 30,
Common Units	2013	2012	2011
	(estimated value per unit)
Class A	$1.50	$0.92	$0.81
Class B	1.34	0.81	0.58
Class C	1.14	0.68	0.33
Class D	1.10	0.65	0.31
Class E	0.95	0.55	0.23
Class F	0.75	0.49	n/a
Class G	0.46	n/a	n/a
Class H	0.38	n/a	n/a

Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Property and Equipment
We record property and equipment acquired in connection with a business combination at their estimated fair values on the acquisition date. See “—Critical Accounting Policies and Estimates: Acquisitions—Purchase Price Allocation.” Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers and other employees that are directly related to the construction and installation of network infrastructure assets. We have contracted with third party contractors for the construction and installation of the majority of our fiber optic network. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of our property and equipment are as follows:

Land	N/A
Buildings improvements and site improvements	15 to 20
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Machinery and equipment	5 to 7
Fiber optic equipment	8
Circuit switch equipment	10
Packet switch equipment	5
Fiber optic network	15 to 20
Construction in progress	N/A

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
Interest costs are capitalized for all assets that require a period of time to get them ready for their intended use. This policy is based on the premise that the historical cost of acquiring an asset should include all costs necessarily incurred to bring it to the condition and location necessary for its intended use. In principle, the cost incurred in financing expenditures for an asset during a required construction or development period is itself a part of the asset’s historical acquisition cost. The amount of interest costs capitalized for qualifying assets is determined based on the portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. The amount of interest capitalized in an accounting period is calculated by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used to determine the value of interest capitalized in an accounting period is based on our weighted average effective interest rate for outstanding debt obligations during the respective accounting period. During Fiscal 2013 and Fiscal 2012, the Company capitalized interest in the amount of $13.0 million and $5.5 million, respectively.
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
Upon acquiring a company that has NOLs, we prepare an assessment to determine if we have a legal right to use the acquired NOLs. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOLs acquired are written-off in purchase accounting.
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
As of June 30, 2013, we have a cumulative NOL carryforward balance of $1,375.9 million. During the year ending June 30, 2013, we generated $90.6 million of NOL carryforwards that are available to offset future taxable income and we added $1,008.8 million to our NOL carryforward balance as a result of NOL carryforwards acquired from the AboveNet acquisition. Our NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032. We utilized NOL carryforwards to offset income tax obligations during the year ended June 30, 2012. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $590.9 million of acquired NOL carryforwards during Fiscal 2014; however, to the extent that we do not utilize $590.9 million of our acquired NOL carryforwards during a fiscal year, the difference between the $590.9 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,375.9 million NOL carryforwards balance, $1,187.9 million of these NOL carryforwards were acquired in acquisitions. The deferred tax assets recognized at June 30, 2013 have been based on future profitability assumptions over a five-year horizon.
The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOL carryfowards are available would result in full utilization of our current unreserved NOL carryforwards.
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
Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results. Additionally, each reporting unit’s fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. During Fiscal 2013, the Company performed a two-step goodwill impairment evaluation in connection with our change in segments effective January 1, 2013 and updated our assessment based on a qualitative analysis as of April 2013. During Fiscal 2012, the Company performed a qualitative assessment and determined it was not necessary to complete the quantitative two-step goodwill impairment evaluation.
In connection with our January 1, 2013 goodwill impairment assessment, the Company performed a quantitative goodwill impairment evaluation for each of our reporting units. In performing the two-step quantitative impairment test, if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its estimated fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill.

If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.
In our January 1, 2013 impairment test, we considered the use of multiple valuation techniques in accordance with fair value measurements and disclosures guidance to estimate the fair value of our reporting units and have consistently applied an income and market-based approach to measure fair value.
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
In developing the projected free cash flows, we utilized expected growth rates implied by the financial projections that have been developed and are used by management. The cash flow forecasts are based upon the Company's internally developed forecast. In developing the discount rate, we use a rate that reflects the cost of capital for the Company. This cost of capital reflects the relative risk of an investment in the Company, and the time value of money. We calculate this discount rate using the weighted-average cost of capital formula. For the January 1, 2013 impairment test, management estimated the weighted-average cost of capital for the strategic product groups to be: 10% for SONET, 10.3% for FTT, 9.9% for Waves, 15.7% for ZIP, 14.9% for Ethernet, 8.6% for ZFS, and 14.9% for zColo. Using the projected cash flow and discount rate inputs, we calculate the present value of our projected cash flows. In calculating the terminal value, we estimate a long-term growth rate that we believe appropriately reflects the expected long-term growth in nominal U.S. gross domestic product. The terminal value is converted to a present value through the use of the appropriate present value factor. This figure is then summed with the present value of projected free cash flow for the projection period to render a valuation estimate for each reporting segment.
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
In identifying and selecting the guideline companies that could be deemed appropriate for our reporting units, we screened potential companies using a research tool with parameters including constraints regarding geographic location, primary industry classification, and market capitalization. We selected the Enterprise Value to EBITDA ratio as the most appropriate market-based valuation technique for us. We estimated the 2013 EBITDA trading multiples based on Guideline Public Companies for each of our product groups and adjusted the multiples selected for each product group based on customer contractual term and historical churn rates. In addition, we compared the weighted average EBITDA multiple for all product groups to the Company's peer multiples to assess whether overall enterprise valuation results were appropriate.
In estimating the fair value of each of our reportable segments as of January 1, 2013, we averaged the valuations from each of the approaches above. The resulting valuations were significantly higher than the carrying value of our reporting segments. Although we estimate the fair value of our segments utilizing the average of various valuation techniques, none of the valuation techniques on a stand-alone basis indicated an impairment of any of our segments as of January 1, 2013.
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
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine cash inflows and outflows or other valuation techniques (such as replacement cost). We determine which discount rates to use based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products, forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the estimated or forecasted amounts and the difference could be material.
Background for Review of Our Results of Operations
Operating Costs
Our operating costs consist primarily of colocation facility costs, colocation facility utilities costs and third-party network service costs. Our colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. While increases in demand will drive additional operating costs in our business, as per our strategy of leveraging our infrastructure assets, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Transport costs include the upfront cost of the initial installation of such circuits. We have excluded depreciation and amortization expense from our operating costs.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include personnel costs (including compensation and benefits and stock-based compensation), costs associated with the operation of our network (network operations), and other related expenses, including sales commissions, marketing programs, office rent, professional fees, travel, software maintenance costs, costs incurred related to potential and closed acquisitions (i.e., transaction costs) and other expenses.
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
After compensation and benefits and stock-based compensation, network operations expenses are the largest component of our SG&A expenses. Network operations expenses include all of the non-personnel related expenses of maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for locations where fiber is located (including cellular towers), pole attachment fees, and relocation expenses.

Refer to Item 6. Selected Financial Data for financial information discussed herein.
Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012
Revenue
Our total revenue increased by $606.1 million, or 159%, from $382.0 million to $988.1 million for the years ended June 30, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2012 and Fiscal 2013 during the quarterly period immediately preceding the respective acquisition date multiplied by four ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our strategic product groups. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	ZB	Dark Fiber	zColo	Total
		(in thousands)
360networks	December 1, 2011	$60,654	$18,324	$—	$78,978
MarquisNet	December 31, 2011	—	—	6,636	6,636
Arialink	May 1, 2012	3,633	1,016	—	4,649
AboveNet	July 2, 2012	298,872	169,908	9,504	478,284
FiberGate	August 31, 2012	—	15,132	—	15,132
USCarrier	October 1, 2012	15,824	228	228	16,280
First Telecom	December 14, 2012	6,616	24,633	—	31,249
Litecast	December 31, 2012	500	451	3	954
Core NAP	May 31, 2013	—	—	5,259	5,259
Total		$386,099	$229,692	$21,630	$637,421

In addition to the acquisition-related revenue growth during the period resulting from the aforementioned acquisitions, we experienced organic growth. Organic growth is based on several factors, including gross new sales, gross installed revenue, and churn processed. We define these terms below:

•
Gross New Sales: The dollar amount of orders recorded as monthly recurring revenue ("MRR") or monthly amortized revenue ("MAR") in a period that have been signed by the customer and accepted by service activation. The dollar value of a gross new sale is equal to the monthly recurring price that the customer will pay for the service or the monthly amortized amount of the revenue that the Company recognizes for that service.  Gross new sales do not include intercompany sales.

•
Gross Installed Revenue: Gross Installed Revenue is the amount of MRR and MAR for services that have been installed, tested, accepted by the customer, and entered into the billing system in a given period. Gross Installed Revenue is further divided into new service, price increases, and upgrades. Gross installed revenue does not include intercompany installation activity.

•
Churn Processed: Any negative change to monthly recurring revenue or monthly amortized revenue. Churn processed is further divided into disconnects, negative price changes, and disconnects associated with upgrades. Churn processed does not include intercompany churn.

As a result of internal sales efforts since June 30, 2012, we have entered into $1,032.1 million in gross new sales contracts, which will represent an additional $18.4 million in monthly revenue once installation on those contracts is accepted. Since June 30, 2012, we have received acceptance on gross installations that have resulted in incremental monthly revenue of $18.3 million as of June 30, 2013 as compared to June 30, 2012. This increase in revenue related to our organic growth is partially offset by total customer churn of $13.4 million in monthly revenue since June 30, 2012.

The following table reflects the stratification of our revenues during the years ended June 30, 2013 and 2012:

	Year ended June 30,
	2013		2012
	(in thousands)
Monthly recurring revenue	$933,818	95%	$357,417	93%
Amortization of deferred revenue	42,331	4%	13,785	4%
Other revenue	11,936	1%	10,841	3%
Total revenue	$988,085	100%	$382,043	100%

Zayo Bandwidth. Our revenues from our legacy ZB operating segment increased by $387.1 million, or 142%, from $272.1 million to $659.2 million for the years ended June 30, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since June 30, 2012, ZB has entered into new sales contracts with an aggregate contract value of $492.9 million. During the same period, ZB has received acceptance on gross installations that have resulted in incremental monthly revenue of $13.7 million as of June 30, 2013 as compared to June 30, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at ZB of $10.0 million in monthly revenue since June 30, 2012.
Beginning July 1, 2012, the Company began tracking gross new sales contracts, monthly revenue increases resulting from installations and monthly revenue decreases resulting from churn at the new product group level. The following table depicts these statistics for each of the new ZB product groups and the legacy ZB group since July 1, 2012:

Product Group	Gross New Sales (Contract Value)	Installations (additional monthly revenue)	Churn (reduction to monthly revenue)	Net Installations
	(in millions)
Waves	$204.1	$5.1	$(4.1)	$1.0
SONET	22.5	0.8	(1.9)	(1.1)
Ethernet	100.4	3.7	(2.2)	1.5
IP	65.5	2.2	(1.5)	0.7
MIG	100.4	1.9	(0.3)	1.6
Legacy ZB	$492.9	$13.7	$(10.0)	$3.7

Dark Fiber. Our revenues from our Dark Fiber operating segment increased by $223.9 million, or 316%, from $70.9 million to $294.8 million for the years ended June 30, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since June 30, 2012, Dark Fiber has entered into sales contracts with an aggregate contract value of $487.2 million. During the same period, Dark Fiber received acceptance on gross installations that have resulted in additional monthly revenue of $3.6 million as of June 30, 2013 as compared to June 30, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at Dark Fiber of $2.6 million in monthly revenue since June 30, 2012.
zColo. Our revenues from our zColo segment increased by $20.1 million, or 46%, from $43.3 million to $63.4 million for the years ended June 30, 2012 and 2013, respectively. The increase is a result of both the acquisition related growth, discussed above, and organic growth. Since June 30, 2012, zColo has entered into sales contracts with an aggregate contract value of $52.0 million. During the same period, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.9 million as of June 30, 2013, as compared to June 30, 2012. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.9 million in monthly revenue since June 30, 2012.
Operating Costs, Excluding Depreciation and Amortization
Our operating costs, excluding depreciation and amortization, increased by $54.0 million, or 65%, from $82.6 million to $136.6 million for the years ended June 30, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to June 30, 2012 and additional costs associated with our Fiscal 2012 and Fiscal 2013 acquisitions. The 65% increase in operating costs occurred during the same period in which our revenues increased by 159%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base since a higher percentage of our newly installed revenue are supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2012 and Fiscal 2013 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the years ended June 30, 2013 and 2012:

	Year ended June 30,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$118,325	$47,102
Network operations expenses	119,850	37,097
Other SG&A expenses	60,603	20,866
Transaction costs	14,204	6,630
Stock-based compensation	105,048	26,253
Total SG&A expenses	$418,030	$137,948

Compensation and Benefits Expenses. Compensation and benefits expenses increased by $71.2 million, or 151%, from $47.1 million to $118.3 million for the year ended June 30, 2013. The increase reflects the increased number of employees hired during the year to support our growing business, including certain employees retained from acquired businesses. At June 30, 2013, we had 1,130 full time employees compared to 500 full time employees at June 30, 2012. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.
Network Operations Expenses. Network operations expenses increased by $83.2 million, or 224%, from $37.1 million to $120.3 million for the years ended June 30, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network. The ratio of network operating expenses as a percentage of revenues increased during the year ended June 30, 2013 to 12% compared to 10% in the year ended June 30, 2012. The increase is principally a result of additional expenses due to our Fiscal 2013 and Fiscal 2012 acquisitions. In addition, during the fourth quarter of 2013, we recognized a one-time charge of $6.6 million related to lease termination costs associated with exit activities initiated for unutilized office and technical facilities space.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $39.4 million, or 189%, from $20.9 million to $60.2 million for the years ended June 30, 2013. The increase is principally a result of additional expenses attributable to our Fiscal 2013 and Fiscal 2012 acquisitions. In addition, during the fourth quarter of 2013, we recognized a one-time charge of $3.6 million related to lease termination costs associated with exit activities initiated for unutilized office and technical facilities space.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions and travel expense, severance and other expenses incurred that are directly associated with potential and closed acquisitions. Transaction costs increased during the year ended June 30, 2013, as compared to the year ended June 30, 2012 by $7.6 million from $6.6 million to $14.2 million for the years ended June 30, 2012 and 2013, respectively, primarily due to the relative number and size of acquisitions that occurred in Fiscal 2013 as compared to Fiscal 2012.
Stock-Based Compensation. Stock-based compensation expenses increased by $78.7 million, or 299%, from $26.3 million to $105.0 million during the years ended June 30, 2012 and 2013, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2013 and 2012.

	Estimated fair value as of June 30,
Common Units	2013	2012	2011
	(estimated value per unit)
Class A	$1.50	$0.92	$0.81
Class B	1.34	0.81	0.58
Class C	1.14	0.68	0.33
Class D	1.10	0.65	0.31
Class E	0.95	0.55	0.23
Class F	0.75	0.49	n/a
Class G	0.46	n/a	n/a
Class H	0.38	n/a	n/a

The increase in the value of the common units is primarily a result of our organic growth since June 30, 2012, synergies realized and expected to be realized from our Fiscal 2012 and Fiscal 2013 acquisitions and a reduction to the discount rate utilized in the Company's valuation of the common units resulting from the Company's reduced financing costs.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $158.5 million and $54.4 million as of June 30, 2013 and June 30, 2012, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.
In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10.0 million. The eligibility for receiving proceeds from the distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During the year ended June 30, 2012, $9.1 million was distributed to the Company's common unit holders. Common unit holders electing to receive the early distribution forfeited $1.6 million in previously recognized stock-based compensation, which was recorded as a reduction to stock-based compensation during the year ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased by $240.1 million, or 282%, from $85.0 million to $325.1 million for the years ended June 30, 2012 and 2013, respectively. The increase is a result of the substantial increase to our property and equipment and intangible assets since June 30, 2012, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and our $332.5 million in capital expenditures since June 30, 2012.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the years ended June 30, 2013 and 2012, respectively.

	Year ended June 30,
	2013	2012
	(in thousands)
Interest expense	$(202,464)	$(50,720)
Loss on extinguishment of debt	(77,253)	—
Impairment of cost method investment	—	(2,248)
Other income, net	326	123
Total other expenses, net	$(279,391)	$(52,845)

Interest expense. Interest expense increased by $151.8 million, or 299%, from $50.7 million to $202.5 million for the years ended June 30, 2012 and 2013, respectively. The increase is a result of our increased indebtedness during Fiscal 2013 as compared to Fiscal 2012, partially offset by a decrease in our weighted-average interest rate from Fiscal 2012 to Fiscal 2013.
Loss on extinguishment of debt. In connection with the repayment of the Company's previously existing term loan and revolver and redemption of the Company's $350.0 million outstanding aggregate principal amount of previously issued notes in July 2012 (the "July 2, 2012 debt refinancing activities") and the subsequent re-pricing transactions completed during the second and third quarters of Fiscal 2013 related to the Company's Term Loan Facility and Revolver (the "Second and Fourth Amendments to our Credit Agreement"), the Company recorded a loss on extinguishment of debt totaling $77.3 million during the year ended June 30, 2013. In connection with the July 2, 2012 debt refinancing activities, discussed above, we recognized an expense of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.1 million associated with the write-off of the net unamortized discount on the extinguished debt balances. In connection with the Second and Fourth Amendments to our Credit Agreement, we recognized a loss on extinguishment of debt of $12.3 million. The loss consisted of a cash expense of $3.3 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $9.0 million associated with the write-off of unamortized debt issuance costs and discounts.
Impairment of cost method investment. In connection with the October 1, 2010 acquisition of American Fiber Systems Holdings Corporation ("AFS"), the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. On August 15, 2012, the Company entered into an agreement to acquire the remaining equity interest in USCarrier. Although the Company had a significant ownership position in USCarrier at June 30, 2012, as a result of certain disputes with the board of managers of USCarrier, the Company was unable to exercise control or significant influence over USCarrier’s operating and financial policies and was denied regular access to the financial records of USCarrier and as such the Company accounted for this investment utilizing the cost method of accounting. At the time of the AFS merger, management estimated the fair value of its interest in USCarrier to be $15.1 million. Based upon the agreed upon purchase price of the remaining outstanding equity interests, the fair value of the Company’s ownership interest in USCarrier as of June 30, 2012 was determined to be $12.8 million and as such the Company recognized an impairment of $2.2 million during the quarter ended June 30, 2012.
Provision for Income Taxes
The Company recorded a benefit from income taxes of $24.0 million during the year ended June 30, 2013 as compared to a provision for income taxes of $29.6 million during the year ended June 30, 2012. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate. During the year ended June 30, 2013, the Company dissolved certain acquired legal entities which resulted in the loss of state NOLs that were generated by the dissolved legal entities. The loss of these NOLs resulted in an increase to the provision for income taxes of $2.8 million during the year ended June 30, 2013. The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes.

	Year ended June 30,
	2013	2012
	(in thousands)
Expected provision at statutory rate	$(59,046)	$8,298
Increase due to:
Non-deductible stock-based compensation	35,576	8,685
State income taxes, net of federal benefit	(2,201)	5,184
Transactions costs not deductible for tax purposes	1,257	1,416
Foreign tax rate differential	(2,264)	—
Change in uncertain tax positions	—	5,808
Change in effective tax rate	—	459
Other, net	(156)	(293)
Provision for income taxes	$(24,046)	$29,557

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
The following table reflects the stratification of our revenues during these periods.

	Year ended June 30,
	2012		2011
	(in thousands)
Monthly recurring revenue	$357,417	94%	$274,262	96%
Amortization of deferred revenue	13,785	4%	8,976	3%
Other revenue	10,841	3%	3,997	1%
Total revenue	$382,043	100%	$287,235	100%

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
zColo. Our revenues from our zColo segment increased by $9.4 million, or 28% from $33.9 million to $43.3 million during the years ended June 30, 2011 and 2012, respectively. The increase is a result of acquisition and organic growth and as a result of certain intra-building and colocation services, which were migrated from ZB to zColo subsequent to June 30, 2011. The Company acquired MarquisNet on December 31, 2011 and the entire MarquisNet business was allocated to the zColo segment. The monthly recurring revenue on the acquisition date of the acquired MarquisNet business was approximately $0.6 million. Since June 30, 2011, zColo received acceptance on gross installations that have resulted in additional monthly revenue of $0.8 million as of June 30, 2012, as compared to June 30, 2011. This increase in revenue related to organic growth is partially offset by total customer churn at zColo of $0.7 million in monthly revenue since June 30, 2011. Effective January 1, 2011, the ZB segment transferred contracts amounting to approximately $0.3 million in monthly recurring revenue to the zColo Strategic Product Group and effective July 1, 2011, ZB transferred a colocation facility in Pittsburgh, Pennsylvania and the associated quarterly recurring revenue of approximately $0.1 million to the zColo segment.

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
Selling, General and Administrative Expenses
The table below sets forth the components of our SG&A expenses during the years ended June 30, 2012 and 2011, respectively.

	Year ended June 30,
	2012	2011
	(in thousands)
Compensation and benefits expenses	$47,102	$39,657
Network operations expenses	37,097	27,569
Other SG&A expenses	20,866	21,755
Transaction costs	6,630	865
Stock-based compensation	26,253	24,310
Total SG&A expenses	$137,948	$114,156

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
Stock-Based Compensation. Stock-based compensation expense increased by $1.9 million, or 8%, from $24.3 million to $26.3 million for the years ended June 30, 2011 and 2012, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. During the year ended June 30, 2012, an additional 9.4 million units vested as compared to the year ended June 30, 2011. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2012, 2011and 2010.

	Estimated fair value as of June 30,
	(estimated value per unit)
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
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the years ended June 30, 2012 and 2011, respectively.

	Year ended June 30,
	2012	2011
	(in thousands)
Interest expense	$(50,720)	$(33,414)
Loss on extinguishment of debt	(2,248)	—
Other income, net	123	(126)
Total other expenses, net	$(52,845)	$(33,540)

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
	(in thousands)
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

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:
Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Year ended June 30, 2013
	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$30.0	$28.5	$27.3	$31.9	$8.3	$126.0	$11.0	$30.7	$(310.5)	$(142.8)
Earnings from discontinued operations, net of taxes						—	—	—	(1.8)	(1.8)
Interest expense	0.3	—	0.1	—	0.1	0.5	0.1	0.4	201.4	202.5
Benefit for income taxes	—	—	—	—	—	—	—	—	(24.0)	(24.0)
Depreciation and amortization expense	72.8	21.9	33.4	10.9	20.9	160.0	8.1	154.6	—	322.7
Transaction costs	2.9	0.7	2.5	1.1	2.1	9.3	1.8	3.1	—	14.2
Stock-based compensation	10.5	6.9	6.4	4.7	5.3	33.7	1.6	13.6	56.1	105.0
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	77.3	77.3
Foreign currency loss on intercompany loans	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Adjusted EBITDA	$116.5	$58.1	$69.7	$48.6	$36.7	$329.5	$22.6	$202.4	$(1.6)	$553.0

	Year ended June 30, 2012
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$62.4	$9.4	$22.0	$(99.6)	$(5.8)
Interest expense	0.9	0.2	—	49.6	50.7
Provision for income taxes	—	—	—	29.6	29.6
Depreciation and amortization expense	56.0	6.1	22.8	—	85.0
Transaction costs	4.9	0.5	1.2	—	6.6
Impairment of cost method investment	2.2	—	—	—	2.2
Stock-based compensation	2.2	1.3	2.3	20.5	26.3
Adjusted EBITDA	128.5	17.6	48.4	—	194.5

	Year ended June 30, 2011
	ZB	zColo	Dark Fiber	Corp./ elim.	Zayo Group
	(in millions)
Net earnings/(loss)	$37.2	$5.9	$10.8	$(58.0)	$(4.1)
Earnings from discontinued operations, net of taxes	—	—	—	(0.9)	(0.9)
Interest expense	1.0	0.2	—	32.2	33.4
Provision for income taxes	—	—	—	12.5	12.5
Depreciation and amortization expense	41.5	5.4	13.6	—	60.5
Transaction costs	0.6	0.1	0.2	—	0.9
Stock-based compensation	9.2	0.6	1.9	12.6	24.3
Adjusted EBITDA	$89.5	$12.2	$26.5	$(1.6)	$126.6

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See Item 7- “Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows,” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.
We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The Indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. The Credit Agreement similarly limits our incurrence of additional indebtedness. See Note 9- Long Term Debt - Debt Covenants for more information on our financial covenants.
As of June 30, 2013, we had $88.1 million in cash and cash equivalents and a working capital deficit of $54.0 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we have a working capital deficit as of June 30, 2013, a substantial portion of the deficit is a result of a current deferred revenue balance of $36.0 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the June 30, 2013 current deferred revenue balance. Additionally, as of June 30, 2013, we had $243.4 million available under our Revolver, which includes a reduction for outstanding letters of credit. No amounts have been drawn against the $250.0 million Revolver.
Our capital expenditures, net of stimulus grants, increased by $199.1 million, or 160.4%, during the year ended June 30, 2013 as compared to the year ended June 30, 2012 from $124.1 million to $323.2 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.
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
The following table sets forth components of our cash flow for the years ended June 30, 2013, 2012, and 2011.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$393,321	$167,630	$97,054
Net cash used in investing activities	(2,795,942)	(475,410)	(296,162)
Net cash provided by financing activities	2,334,041	433,079	134,190
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $225.7 million, or 135%, from $167.6 million to $393.3 million during the years ended June 30, 2012 and 2013, respectively. Net cash flows from operating activities during the year ended June 30, 2013 represents the loss from continuing operations of $144.6 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $322.7 million, stock-based compensation expense of $105.0 million, losses on extinguishment of debt of $77.3 million, additions to deferred revenue of $61.5 million and non-cash interest expense of $12.3 million, less amortization of deferred revenue of $42.3 million and changes in the deferred tax provision of $25.7 million, plus or minus the net change in working capital components.
Net cash flows from operating activities during the year ended June 30, 2012 represents our net loss from continuing operations of $5.8 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $85.0 million, the deferred tax provision of $31.1 million and non-cash stock-based compensation expense of $26.3 million, plus the change in working capital components.
The increase in net cash flows from operating activities during the year ended June 30, 2013 as compared to the year ended June 30, 2012 is primarily a result of additional earnings from synergies realized from our Fiscal 2012 and Fiscal 2013 acquisitions and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $2,795.9 million and $475.4 million during the years ended June 30, 2013 and 2012, respectively. During the year ended June 30, 2013, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $16.1 million for the acquisition of USCarrier, $109.7 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast, $7.0 million for the acquisition of Core NAP and $323.2 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the year ended June 30, 2013 was purchase consideration of $1.9 million and $0.8 million returned from our acquisitions of MarquisNet and Arialink, respectively and $10.4 million in principal payments received during the period against a related party loan.
During the year ended June 30, 2012, our principal uses of cash for investing activities were $317.9 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet, $17.9 million for the acquisition of Arialink and $124.1 million in additions to property and equipment, net of stimulus grant reimbursements.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $2,334.0 million and $433.1 million during the years ended June 30, 2013 and 2012, respectively. Our cash flows from financing activities during the year ended June 30, 2013 primarily comprise $3,189.3 million from the proceeds from long-term debt, $345.0 million in equity contributions from Holdings and $22.7 million in net transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $83.1 million in debt issuance costs, $1,058.6 million in principal repayments on long-term debt obligations, $72.1 million in early redemption fees on debt extinguishments, $7.2 million in cash contributed to ZPS, and $1.9 million in principal payments on capital leases during the year ended June 30, 2013.
Our cash flows from financing activities during the year ended June 30, 2012 comprise $335.6 million from the proceeds from long-term borrowings, and $134.8 million in equity contributions from Holdings. This cash inflow was partially offset by $11.7 million in debt issuance costs, $1.6 million in principal repayments on long-term debt obligations, $22.8 million in net transfers of cash to restricted cash accounts and $1.6 million in principal payments on capital leases during the period.
Contractual Cash Obligations
The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2013. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (principal and interest)	$4,052,464	$203,849	$407,854	$402,432	$3,038,329
Operating leases	516,013	81,726	120,318	90,109	223,860
Purchase obligations	85,835	85,835	—	—	—
Capital leases (principal and interest)	15,630	7,166	3,870	2,059	2,535
Total	$4,669,942	$378,576	$532,042	$494,600	$3,264,724

Our purchase commitments are primarily success-based; that is, we have executed customer contracts that support the future capital expenditures. The contractual long-term debt payments, above, include an estimate of future interest expense based on the interest rates in effect on our floating rate debt obligations as of the most recent balance sheet date.

Off-Balance Sheet Arrangements
We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15 - Commitments and Contingencies to the consolidated financial statements, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.
As of June 30, 2013, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,580.7 million on our Term Loan Facility and $13.2 million of capital lease obligations. As of September 23, 2013, our Revolver was undrawn, and we had $243.4 million available for borrowing capacity.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,364.4 million as of June 30, 2013. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2013, the applicable interest rate on our Revolver was 3.3% and the rate on our Term Loan Facility was 4.5%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by 0.2% or $3.2 million because the applicable interest rate as of June 30, 2013 was below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $16.0 million. These interest rate sensitivities do not give consideration to any potential offset related to our forward-starting interest rate swaps, which are discussed below.
In August 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There was no up-front cost for this agreement. The contract states that we shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to us the greater of actual LIBOR or 1.25%. We entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. We recognized changes in the fair value of the interest rate swaps of $2.6 million was reflected as a decrease in interest expense for the year ended June 30, 2013. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $26.6 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates, primarily as it relates to the British pound. During the year ended June 30, 2013, our foreign activities accounted for 5.9% of our consolidated revenue. Due to the strengthening of the British pound compared to the U.S. dollar, the average translation rate for the year ended December 31, 2013 increased 1.0% compared to the average translation rate used for the year ended December 31, 2012.
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
Disclosure Controls and Procedures
We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.
Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2013. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position
Daniel Caruso	49	Chief Executive Officer, Director
Kenneth desGarennes	42	Chief Financial Officer
Scott Beer	44	General Counsel and Secretary
David Howson	42	President, Sales and Customer Management
Glenn Russo	54	Executive Vice President, Corporate Strategy and Development
Chris Morley	39	President, IP, Colocation and Ethernet (zICE)
Matthew Erickson	36	President, Zayo Fiber and Transport Infrastructure (zFTI)
Martin Snella	50	Chief Technology Officer and Chief Information Officer
Rick Connor	64	Director, Audit Committee Chairman
Michael Choe	41	Director and Compensation Committee Chairman and Nominating & Governance Committee Member
John Siegel	44	Director and Nominating & Governance Committee Member
Gillis Cashman	38	Director and Audit Committee Member
John Downer	55	Director and Compensation Committee Member
Philip Canfield	45	Director and Nominating & Governance Committee Chairman
Lawrence Fey	32	Director and Audit Committee Member
Stephanie Comfort	50	Director, Audit Committee and Compensation Committee Member
Don Gips	53	Director, Compensation Committee and Nominating & Governance Committee Member

*	Ms. Comfort and Mr. Gips became directors on July 1, 2013.
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
Scott Beer has served as our Vice President, General Counsel and Secretary since May 2007. From August 2006 to May 2007, Mr. Beer worked for Level 3 as VP of Carrier Relations. Prior to Level 3’s acquisition of ICG, Mr. Beer was VP and General Counsel of ICG, overseeing all legal and regulatory matters for the company from September 2004 to August 2006. Before starting with ICG, Mr. Beer was in-house counsel at MCI WorldCom Network Services Inc., supporting the Mass Markets Finance Department for three years. He began his legal career as an associate attorney for McGloin, Davenport, Severson & Snow, PC, where he was a commercial litigator and represented several large communication companies. Mr. Beer holds a Juris Doctorate from Detroit College of Law at Michigan State University. He earned his B.A. from Michigan State in Communications and Pre-law.

David Howson has served as President of Sales and Customer Management since May 2012. Mr. Howson joined the Company in June 2010 as President of the zColo business unit. From April 1998 to May 2010, Mr. Howson served as part of the management team at Level 3 where he was responsible for various operations roles, including serving as Senior Vice President from 2004 to 2010. Before joining Level 3, Mr. Howson worked for a subsidiary of MFS Communications responsible for the design and construction of fiber networks and colocation facilities in Europe, Asia, and Australia. Mr. Howson earned his Engineering degree from Oxford Brookes University in England.
Glenn Russo has served as Executive Vice President of Corporate Strategy and Development since April 2011. Mr. Russo joined the Company in September 2008 as President of Zayo Enterprise Networks. Mr. Russo’s responsibilities include the evaluation and execution of acquisition opportunities, business development, Zayo Professional Services, Europe and marketing. From September 2000 to August 2008, Mr. Russo served as part of the management team at Level 3. He acted as Senior Vice President from 2003 to 2008, where he was responsible for transport and infrastructure services across North America and Europe. Before joining Level 3, Mr. Russo was a senior executive at Bridgeworks Inc., a regional network services company in Texas, and spent 16 years with ExxonMobil’s global chemical product division in a range of IT, sales and finance leadership positions. Mr. Russo earned his Engineering degree from Cornell University.
Chris Morley has served as President of IP, Colocation and Ethernet since May 2012 and the Network Control Center since June 2013. Mr. Morley joined the Company in 2009 and served as Chief Financial Officer and Head of Product Management for the Zayo Bandwidth business unit until December 2010. From December 2010 through May 2012, Mr. Morley served as the President of zColo. From 2008 until joining the Company in 2009, Mr. Morley acted as an independent consultant advising operating companies and private equity investors on strategy, merger and acquisition due diligence, execution, and operational improvements. During 2006 and 2007, Mr. Morley served as part of the management team for One Communications Corporation, serving as Chief Integration Officer and the Executive Vice President of Operations and Networks. From 1999 to 2006, Mr. Morley served as part of the management team for Conversent Communications, LLC, serving as Executive Vice President of Operations and Engineering. Mr. Morley received his B.S. in Finance from the University of Denver.
Matthew Erickson has served as the President of Zayo Fiber and Transport Services since May 2012. Mr. Erickson's responsibilities include full business responsibility for Zayo's Dark Fiber, Wavelength, Sonet and Mobile Infrastructure Business Units.  In addition, Mr. Erickson oversees Zayo's operations and outside plant organizations.  Mr. Erickson joined the Company in 2006.  From 2006 through May of 2012, Mr. Erickson has held various roles at the company including President of Zayo Fiber Solutions, Senior Vice President of Corporate Development & Strategy and Vice President of Marketing & Product Management. Before joining the Company, Mr. Erickson was at ICG, where he was Vice President of Marketing & Product Management from 2004 to 2006. Prior to ICG, Mr. Erickson was at Level 3, where he held various roles including Internet, transport and infrastructure product management and corporate strategy/development. Mr. Erickson began his career at PricewaterhouseCoopers in the audit and financial advisory services groups. Mr. Erickson received his B.S. in Accounting from Colorado State University.
Martin Snella has served as the Chief Technology Officer and Chief Information Officer since January 2010. Mr. Snella joined the Company in January 2008 and served as the Senior Vice President of Operations, Information Technology, Engineering, and OSP from 2008 to 2009. Prior to Zayo, Mr. Snella was the Executive Vice President of Operations at ICG Communications, leading engineering, field operations and information technology. Mr. Snella has served at the executive level in construction, engineering, operations and IT for a number of telecom and technology companies, including Expanets, Qwest Cyber Solutions, Level 3 Communications and AT&T Broadband (TCI). Mr. Snella began his career in 1981, as a Telecommunications Specialist in the United States Air Force.
Directors
Rick Connor has served as a Director and Chairman of the audit committee since June 2010. Mr. Connor is currently retired. Prior to his retirement in 2009, he was an audit partner with KPMG LLP (“KPMG”) where he served clients in the telecommunications, media, and energy industries for 38 years. From 1996 to 2008, he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor was appointed Director and the Chairman of the Audit Committee as a result of his extensive technical accounting and auditing background, knowledge of SEC filing requirements and experience with telecommunications clients. Mr. Connor is a member of the Board of Directors and Chairman of the Audit Committee of Antero Resources Corporation, an independent oil and natural gas corporation. Mr. Connor is also a member of the Board of Directors and Chairman of the Audit Committee of Centerra Gold, Inc., a Toronto based gold mining company listed on the Toronto Stock Exchange.
Michael Choe has served as a Director since March 2009 and is currently the Chairman of the Compensation Committee. Mr. Choe is currently a Managing Director at Charlesbank Capital Partners LLC (“Charlesbank”), where he is responsible for executing and monitoring investments in companies. He joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1997, and was appointed as Managing Director in 2006. Prior to that he was with McKinsey & Company, where he focused on corporate strategy work in energy, health care, and media. Mr. Choe graduated from Harvard University with a B.A. in Biology. Mr. Choe is a member of the Board of Directors of DEI Holdings, Inc., Horn Industrial Services, LLC, OnCore Manufacturing, LLC, and United Road Services. Mr. Choe was appointed Director as a result of his extensive experience with mergers and acquisitions of middle-market companies.
John Siegel has served as a Director since May 2007. Mr. Siegel has been a Partner of Columbia Capital since April 2000, where he focuses on communication services investments. Mr. Siegel is a member of the Board of Directors of euNetworks, Cologix, GTS Central Europe, Virtustream, and Teliris, Inc. Prior to Columbia, Mr. Siegel held positions with Morgan Stanley Capital Partners, Fidelity Ventures, and the Investment Banking Division of Alex. Brown & Sons, Incorporated. Mr. Siegel received his B.A. from Princeton University and his M.B.A. from Harvard Business School. Mr. Siegel was appointed Director as a result of his vast knowledge of the telecommunications industry obtained over his career of investing primarily in the telecommunications/data services arena.
Gillis Cashman has served as a Director since May 2007. Mr. Cashman currently serves as a Managing Partner of M/C Partners, where he focuses on telecom and media infrastructure. He joined M/C Partners as an associate in 1999 and was promoted to partner in 2006 before his appointment to his current position in 2007. From 1997 to 1999, he was with Salomon Smith Barney in the Global Telecommunications Corporate Finance Group, where he focused on mergers and acquisitions in the wireline and wireless segments of the telecommunications industry. Mr. Cashman currently serves as the Chairman of Baja Broadband Holding Company, LLC and serves on the Board of Directors of Corelink Data Centers, CSDVRS, GTS Central Europe and Plum Choice, Inc. Mr. Cashman received an AB in economics from Duke University. Mr. Cashman was appointed Director as a result of his merger and acquisition experience and portfolio company management evidenced by his current position at M/C Partners, where he leads the Broadband Infrastructure and Services portion of the M/C Partners portfolio.
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
Philip Canfield has served as a Director since July 2012. Mr. Canfield is currently co-head of the Information Services & Technology Group at the private equity firm GTCR. Mr. Canfield joined GTCR in 1992 and became a Principal in 1997. From 1990 until 1992, he was with Kidder, Peabody and Company, where he worked in the corporate finance department. Mr. Canfield is a member of the Board of Directors of Sorenson Communications, Inc., IQNavigator, Inc., Global Traffic Network, Inc., OneSource and Rural Broadband Investments. He holds an M.B.A. from the University of Chicago and a B.B.A. in Finance with high honors from the Honors Business Program at the University of Texas. Mr. Canfield was appointed Director as a result of his experience in corporate finance and in the telecommunications industry, evidenced by his key role in GTCR’s successful investments in AppNet, Transaction Network Services, DigitalNet, CellNet, and Solera.
Lawrence Fey has served as a Director since July 2012. Mr. Fey is currently a Principal at GTCR where he focuses on investments in the Information Services and Technology sector. He joined GTCR in 2005, became a Vice President in 2008 and a Principal in 2012. From 2003 until 2005, he was with Morgan Stanley, where he worked in the Mergers, Acquisition and Restructuring / Corporate Finance group. He currently is a member of the Board of Directors of Six3 Systems, Inc., CAMP Systems International, Inc., Global Traffic Network, Inc., and Mondee, Inc. Mr. Fey holds a B.A. in Economics cum laude from Dartmouth College. Mr. Fey was appointed Director as a result of his experience in corporate finance and in the telecommunications industry, evidenced by his key role in past successful GTCR investments such as Solera and CellNet.
Stephanie Comfort has served as a Director since July 2013. Ms. Comfort is an advisory partner with Genesis, Inc., a Denver-based consultancy where she provides strategy and investor relations consulting to companies in a broad range of industries. Prior to Genesis, Stephanie was Executive Vice President, Corporate Strategy and Development at CenturyLink. Serving in the same role at Qwest Communications International, she was one of four senior executives selected to join the CenturyLink Leadership Team, post-merger. During her ten years at both companies, Stephanie’s responsibilities included corporate strategy, product innovation, brand strategy, investor relations and mergers and acquisitions. Before joining Qwest, Ms. Comfort held various management and analyst positions including 18 years covering the Telecommunications Services sector as a top-ranked sell-side analyst on Wall Street. Stephanie joined Qwest in 2002 from Morgan Stanley where she served as senior telecommunications services analyst, and was recognized as an “All-Star Analyst” by Institutional Investor Magazine and a “Top Stock Picker” by the Wall Street Journal. Stephanie holds an MBA from The Wharton School and a BA in

Economics from Wellesley College. Ms. Comfort was appointed Director as a result of her experience in the telecommunications industry, specifically as it relates to operating companies and her Wall Street investment experience.
Don Gips has served as a Director since July 2013. Mr. Gips served as the United States Ambassador to South Africa from July 2009 until January 2013 and is currently a senior director at the Albright Stonebridge Group, a global strategy firm headquartered in Washington, DC. He is also the chairman of the U.S. Chamber of Commerce’s U.S.-South Africa Business Council. Mr. Gips served as assistant to President Obama on the Presidential Transition Team and then served in the White House, where he ran the office of Presidential Personnel. Mr. Gips previously served in the White House during the Clinton administration, working as Chief Domestic Policy Advisor to Vice President Al Gore. From 1998-2008, Mr. Gips was Group Vice President of Global Corporate Development for Level 3 Communications. Mr. Gips also served as Chief of the International Bureau at the Federal Communications Commission where he was responsible for WTO negotiations and spectrum policy. Before entering government, he was a management consultant to Fortune 500 companies at McKinsey & Company. Mr. Gips received an MBA from the Yale School of Management where he was recently honored as a Donaldson Fellow and received his undergraduate degree from Harvard University. Mr. Gips was appointed Director as a result of his extensive experience in the telecommunications industry.
Committees of the Board
Audit Committee
Our Audit Committee is currently composed of Mr. Connor, Ms. Comfort, Mr. Cashman, and Mr. Fey. Ms. Comfort and Mr. Fey were added to the committee on July 1, 2013. Each of the Audit Committee Members are non-employee members of the board.
Compensation Committee
Our Compensation Committee is currently composed of Mr. Choe, Mr. Gips, Mr. Downer, and Ms. Comfort. Mr. Gips and Ms. Comfort were added to the committee on July 1, 2013. Each of the Compensation Committee Members are non-employee members of the board.
Nominating and Governance Committee
Our Nominating and Governance Committee is currently composed of Mr. Canfield, Mr. Choe, Mr. Siegel, and Mr. Gips. Each of the Nominating and Governance Committee Members are non-employee members of the board.
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
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers. When we refer to “named executive” in this section, we mean the five executives listed in the Summary Compensation Table, below.
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
Our co-founder and CEO, Mr. Caruso, currently receives a minimal base salary. In lieu of receiving a market-based salary, Mr. Caruso and the Compensation Committee agreed to structure substantially all of his compensation in the form of equity awards.
Non-Equity Incentive Compensation Plan. Consistent with our compensation objectives described above, we also have a quarterly non-equity incentive compensation plan in which most of our full-time, non-commissioned employees, including our executives, participate. Similar to base salaries, this plan provides our executives with potential cash payments which act as an incentive for current performance, while also encouraging behavior that is consistent with our long-term goals.
We make non-equity incentive compensation plan payments to participating executives if quarterly financial targets and certain business unit objectives are met. The financial targets and business unit objectives are proposed by the CEO (who does not participate in the non-equity incentive compensation plan) and are approved by the Compensation Committee. Our CEO recommends to the Compensation Committee the quarterly payouts under this plan, from 0% to 200% of an individual or a group’s target payout, based on the relative achievement of the financial targets and business unit objectives. The actual financial results may be adjusted up or down to account for certain non-recurring or unusual events, if approved by the Compensation Committee.
The Company and business unit objectives that were set in Fiscal 2013 consisted of financial performance objectives (either adjusted EBITDA or equity internal rate of return ("IRR"), strategy initiatives, executive initiatives and financial management goals, at the business unit level. The business unit objectives established for the Company reflect a mix of near-term projects and longer-term improvement initiatives. Actual payouts under the plan are determined based on our CEO’s quantitative and qualitative evaluation of performance against the objectives and are approved by our Compensation Committee. During Fiscal 2013, payouts for all participants without non-equity incentive compensation guarantees were approved at 150% of the target. Individual payouts ranged from 0% to 200% of an employee's target and were determined based upon individual performance as determined by the respective department manager and President of the business unit. Payouts for these quarters were recommended by the CEO and approved by our Compensation Committee based on the significant effort on, and progress towards integrating the acquisition of Abovenet, Inc.
The table below shows the total target payouts and actual payouts under the non-equity incentive compensation plan for Fiscal 2013 for our Chief Executive Officer, Chief Financial Officer, and three most highly compensated other executive officers. We refer to these five people as our named executives.

Name	Plan Target Payout	Plan Actual Payout
Daniel Caruso	$—	$—
Kenneth desGarennes	$120,000	$210,000
David Howson	$120,000	$195,000
Glenn Russo	$110,000	$178,750
Martin Snella	$110,000	$185,625

Upon reevaluating the current ratio of base salary, bonus and equity of our named executives, we may increase their bonus targets in connection with any increase in their base salaries with the approval of the Compensation Committee.
Our CEO, Mr. Caruso, does not earn a quarterly payment under the non-equity incentive compensation plan.
Equity. A significant percentage of total compensation for our executives consists of equity compensation. We believe equity ownership encourages executives to behave like owners and provides a clear link between the interest of executives and those of equity holders. In support of our compensation objectives, equity values are generally above what management estimates to be the industry median, so that when combined with below or at median salaries and non-equity incentive compensation, they create total compensation at or above the median of our industry generally.
Certain employees, including our executives, are granted common units in CII, our indirect parent company. Upon a distribution at CII, the holders of common units are entitled to share in the proceeds of a distribution after certain obligations to the preferred unit holders are met. See “Note 12: Equity,” of our Fiscal 2013 Consolidated Financial Statements for additional information on member’s equity of CII, including the common units.
Certain executives also received preferred units in CII. The preferred unit holders are not entitled to receive dividends or distributions (although CII may elect to include holders of preferred units in distributions at its discretion). Upon a distribution at CII the holders of preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80 to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15 to 20%, depending on the aggregate of the preferred holders' return on their investments.
Common units are awarded to executives upon hiring, and thereafter, at the discretion of the Compensation Committee based on the executives’ past or expected role in increasing our equity value. All of the granted common units are subject to the terms of employee equity agreements covering vesting and transfer, among other terms.
In Fiscal 2013, each of the named executive officers received incremental grants based on the Compensation Committee’s subjective evaluation of their overall performance and expected contribution to the future increase in CII’s overall equity value.
Bonus. Under the terms of his offer letter, Mr. Howson was entitled to a signing bonus equal to $60,000, which was paid during Fiscal 2011.
Benefits. We offer our executives the same health and welfare benefit and disability plans that we offer to all of our employees.
Determination of Executive Compensation
Our CEO, Mr. Caruso, makes recommendations to the Compensation Committee regarding the total compensation of each executive (excluding himself), including base salary, non-equity incentive compensation, and equity participation as well as the financial targets and business unit objectives which determine bonus payouts. The Compensation Committee considers the CEO’s recommendations in consultation with the full Board, and makes all final decisions for the total amount of compensation and each element of compensation for our executives, including Mr. Caruso.

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
Employment and Equity Arrangements
During Fiscal 2013, our named executives have been granted the following preferred and common units in CII as equity compensation for services rendered.

Named executive/Equity class	Units (1)	First vesting date	Vesting End	Grant date fair value
Daniel Caruso
Common G	40,066,357	8/13/2013	8/13/2015	$—
Common H	29,594,708	2/15/2014	2/15/2016	$—
Kenneth desGarennes
Common G	17,490,898	8/13/2013	8/13/2015	$—
Common H	13,094,666	2/15/2014	2/15/2016	$—
Glenn Russo
Common G	2,841,467	8/13/2013	8/13/2015	$—
Common H	1,225,843	2/15/2014	2/15/2016	$—
Martin Snella
Common G	2,312,692	1/31/2013	1/31/2015	$—
Common H	3,198,495	2/15/2014	2/15/2016	$—
David Howson
Common G	3,141,405	1/31/2013	1/31/2015	$—
Common H	1,179,703	2/15/2014	2/15/2016	$—

(1)	Class G and H common units vest 33.33% on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.
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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	Total ($)
Daniel Caruso	2011	10,951	—	2,867,308	—	2,878,259
Chief Executive Officer	2012	10,951	—	—	—	10,951
	2013	10,951	—	—	—	10,951
Kenneth desGarennes	2011	240,000	—	182,969	130,980	553,949
Chief Financial Officer	2012	240,000	—	—	195,000	435,000
	2013	240,000	—	—	210,000	450,000
David Howson	2011	240,000	60,000	165,000	103,397	568,397
President, Sales and Customer Management	2012	240,000	—	—	149,500	389,500
	2013	240,000	—	—	195,000	435,000
Glenn Russo	2011	244,375	—	115,000	76,875	436,250
Executive Vice President, Corporate Strategy	2012	233,333		—	171,250	404,583
and Development	2013	220,000	—	—	178,750	398,750
Martin Snella	2011	220,000	—	—	108,625	328,625
Chief Technology Officer and	2012	220,000	—	—	166,250	386,250
Chief Information Officer	2013	220,000	—	—	185,625	405,625

(1)
Amounts shown reflect the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10, for the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011. Assumptions used to determine these values can be found in Note 14 - Fair Value Measurements of our Consolidated Financial Statements.

(2)	Comprises compensation which we describe under “Item 11: Executive Compensation— Compensation Discussion and Analysis — Elements of Executive Compensation.”

Grants of Plan Based Awards in Fiscal 2013
The following table provides information about grants of plan-based awards to our named executive officers in Fiscal 2013 and non-equity incentive plan award information for Fiscal 2013:

					All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and
		Fiscal 2013 Non-Equity Incentive Plan Target (1)			Stock or	Option
Name	Grant Date	Threshold	Target ($)	Maximum	Units (#)(2)	Awards ($)
Daniel Caruso	8/13/2012	—	—	—	40,066,357	—
	2/15/2013	—	—	—	29,594,708	—
Kenneth desGarennes	N/A	—	120,000	240,000	—	—
	8/13/2012	—	—	—	17,490,898	—
	2/15/2013	—	—	—	13,094,666	—
David Howson	N/A	—	120,000	240,000	—	—
	8/13/2012	—	—	—	3,141,405	—
	2/15/2013	—	—	—	1,179,703	—
Glenn Russo	N/A	—	110,000	220,000	—	—
	8/13/2012	—	—	—	2,841,467	—
	2/15/2013	—	—	—	1,225,843	—
Martin Snella	N/A	—	110,000	220,000	—	—
	8/13/2012	—	—	—	2,312,692	—
	2/15/2013	—	—	—	3,198,495	—

(1)
These figures represent the threshold, target and maximum annual cash payout opportunity for each executive under our non-equity incentive compensation plan during Fiscal 2013 (See “Item 11: Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Non-Equity Incentive Compensation Plan” for additional information regarding this plan and the actual payouts for Fiscal 2013).

(2)	The awards shown in this column vest as set forth under the heading “Item 11: Executive Compensation – Compensation Discussion and Analysis —Employment and Equity Arrangements.”
Outstanding Equity Awards at 2013 Fiscal Year End
The table below lists the number and value of equity awards that have not vested at year end of Fiscal 2013:

	Number of Shares or Units of Stock that		Market Value of Shares or Units of Stock that have not
Name	have not Vested (#)		Vested ($)(1)
Daniel Caruso	62,566,903	(2)(7)	30,692,140
Kenneth desGarennes	28,000,620	(3)(8)	13,705,129
David Howson	4,406,315	(4)(9)	2,513,518
Glenn Russo	3,650,911	(5)(10)	1,881,022
Martin Snella	5,440,301	(6)(11)	2,720,623

(1)	Market value is based on the following fair value estimates at the end of Fiscal 2013.

Class	Fair Value
Preferred Unit C	$5.42
Common Unit A	$1.50
Common Unit B	$1.34
Common Unit C	$1.14
Common Unit D	$1.10
Common Unit E	$0.95
Common Unit F	$0.75
Common Unit G	$0.46
Common Unit H	$0.38

(2)	Includes unvested Class D, E, F, G and H Common Units and Class C Preferred Units.

(3)	Includes unvested Class D, E, F, G and H Common Units.

(4)	Includes unvested Class B, D, F, G and H Common Units.

(5)	Includes unvested Class B, D, E, F, G and H Common Units.

(6)	Includes unvested Class D, F, G and H Common Units.

(7)	29,701,290, 25,998,133 and 6,867,481 units will vest during Fiscal 2013, 2014 and 2015, respectively.

(8)	13,440,056, 11,528,521 and 3,032,043 units will vest during Fiscal 2013, 2014 and 2015, respectively.

(9)	2,382,632, 1,707,036 and 316,648 units will vest during Fiscal 2013, 2014 and 2015, respectively.

(10)	1,844,520, 1,489,103 and 317,288 units will vest during Fiscal 2013, 2014 and 2015, respectively.

(11)	2,628,179, 2,152,951 and 686,171 units will vest during Fiscal 2013, 2014 and 2015, respectively.
Option Exercises and Stock Vested in 2013
The table below sets forth the equity awards that vested during Fiscal 2013:

Name	Number of Shares or Units of Stock that Vested in 2013 (#)	Market Value of Shares or Units of Stock that Vested in 2013 ($)(1)
Daniel Caruso	24,267,317	14,773,635
Kenneth desGarennes	11,634,218	7,445,205
David Howson	2,338,309	1,729,853
Glenn Russo	1,598,065	1,015,873
Martin Snella	2,354,859	1,697,027

(1)	See “Item 11: Executive Compensation – Compensation Discussion and Analysis – Option Exercises and Stock Vested in 2013” for June 30, 2013 fair value estimates by class.
Pension Benefits for Fiscal 2013
We do not maintain a defined benefit pension plan, and there were no pension benefits earned by our executives in the year ended June 30, 2013.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering our executives.
Potential Payments upon Termination or Change-in-Control
As a general practice the executives are not entitled to any payments upon termination or change-in-control other than those rights provided in the employee equity agreements. See “Item 11: Executive Compensation – Compensation Discussion and Analysis — Employment and Equity Arrangements” above for information regarding vesting of equity in CII upon a change of control of CII. The following table sets forth information about the market value of unvested units held by each of the named executive officers which would have accelerated upon a change in control on the last day of Fiscal Year 2013:

Name	Market Value of Unvested Units as at June 30, 2013 that would vest upon Change in Control
Daniel Caruso	$30,692,140
Kenneth desGarennes	$13,705,129
David Howson	$2,513,518
Glenn Russo	$1,881,022
Martin Snella	$2,720,623
Director Compensation
Our Board is comprised of our Chief Executive Officer, representatives from a subset of our private equity investors and three independent, non-employee directors. Two of the non-employee directors were appointed on July 1, 2013. Neither our employee director nor the director representatives from our private equity investors received any compensation for their services on either the Board or Committees of the Board during Fiscal 2013. The following table details the compensation paid to our non-employee director that served on the Board during Fiscal 2013.

Name	Fees Earned or Paid in Cash ($)	Equity Awards	Non-equity incentive plan compensation	All other Compensation	Total
Rick Connor	$44,000	$—	$—	$—	$44,000
The independent board member compensation plan consists of an annual retainer of $25,000 for each independent director for their Board membership and separate annual fees for committee chairmanship and membership. These separate fees for independent directors are comprised of an annual fee of $12,500 for the chairmanship of the audit committee and $5,000 for the chairmanship of the compensation committee. In addition, each independent director who is a member, other than the chairman, of the audit committee receives an annual fee of $5,000, and an independent director who is a member, other than the chairman, of the compensation committee or nominating and governance committee receives an annual fee of $2,500. Independent board members also receive a per-meeting fee of $1,000 for attendance at in-person Board meetings.

During Fiscal 2013, Mr. Connor was granted 882,177 Class G and 239,475 Class H Common Units, of which 33.3% vested or will vest on August 13, 2013 and February 15, 2014 and the remainder will vest pro rata on a monthly basis over the two-year periods ending on August 13, 2015 and February 15, 2016. The grant date fair value of Mr. Connor's Class G and H Common Units was $0.
We reimburse our non-employee directors for travel, lodging and other reasonable out-of-pocket expenses in connection with the attendance at Board and committee meetings. We also provide liability insurance for our directors and officers.
Other Matters Relating to Management
Daniel Caruso is a founder of the Zayo Group and owns a substantial amount of equity of CII, our indirect parent company. Mr. Caruso currently acts as our Chief Executive Officer, but has not entered into an employment agreement with us or any entity affiliated with us that contractually determines his rights and obligations. Mr. Caruso has a base salary of $10,591 per year and does not participate in the non-equity incentive compensation plan. Substantially all of Mr. Caruso's compensation is in the form of equity, both Common Units and Preferred Units. Mr. Caruso and the Company have entered into various vesting agreements and non-competition agreements that govern his equity compensation and non-compete obligations.
On May 22, 2007, Mr. Caruso entered into a Founder Non-Competition Agreement with an expiration of October 31, 2010. On December 31, 2007, he entered into a Vesting Agreement with regard to preferred and common units in CII. On December 29, 2010 and again on January 5, 2011, Mr. Caruso entered into executive noncompetition agreements with an expiration of October 31, 2013. Concurrent with executing the executive noncompetition agreements, Mr. Caruso entered into two new vesting agreements in relation to additional grants of CII preferred units with final vesting occurring by October 31, 2013. On March 18, 2012 the December 29, 2010 and January 5, 2011 executive noncompetition agreements were amended and restated to extend the noncompetition terms until July 2, 2017.

Pursuant to the amended and restated non-competition agreement, Mr. Caruso is, during the term of the agreement, not permitted to own, manage, work for, provide assistance to or be connected in any other manner with a business engaged in owning or operating fiber networks, other than with respect to us, subject to limited exceptions, including those noted below.
Mr. Caruso, despite the fact that he does not have an employment agreement with Zayo Group, LLC or any of its affiliates, intends to devote the vast majority of his business time to Zayo Group, LLC and its subsidiaries.
In June 2012, CII and its preferred unit holders authorized a $7.0 million non-liquidating distribution against Zayo Group’s stock-based compensation liability to Mr. Caruso.
Compensation Committee Interlocks and Insider Participation
During Fiscal 2013, none of the members of the Compensation Committee served, or has at any time served, as an officer or employee of our company or any of our subsidiaries. None of our executive officers has served as a member of a compensation committee, or other committee serving an equivalent function of any other entity.
Report of the Compensation Committee
The Compensation Committee, which is composed solely of non-employee directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of Zayo Group, LLC’s executive officers. The Compensation Committee has reviewed and discussed “Item 11 – Executive Compensation” within this Annual Report, including the compensation of the Company’s CEO, Dan Caruso, CFO, Kenneth desGarennes and management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Executive Compensation” section be included in the Company’s Fiscal 2013 Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
Michael Choe, Chairman
John Downer
Stephanie Comfort (appointed July 1, 2013)

Don Gips (appointed July 1, 2013)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
One hundred percent of our equity is owned, indirectly, by CII. The following table sets forth the beneficial ownership of our indirect parent company, CII, by each person or entity that is known to us to own more than 5% of CII’s outstanding membership interests and each of our named executive officers and directors who owns an interest in CII as of September 23, 2013. CII’s membership interests are comprised of Preferred Class C Units and Common Units. The ownership rights of the members of CII are governed by the Fourth Amended and Restated Limited Liability Company Agreement, dated December 13, 2012 as further amended by the First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement, dated July 1, 2013.
On July 2, 2012, in connection with the Company's acquisition of AboveNet, the Company completed a third round of equity financing in which 98,916,060.11 Class C Preferred Units were sold to new and existing investors for aggregate proceeds of $472.3 million. At the same time, all existing Preferred Units were converted into 257,632,089 Class C Preferred Units.
The Common Units do not carry voting rights. Upon a liquidation of the Company, the holders of the preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80% to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15% to 20%, depending on the aggregate preferred investor return on investment. As of September 23, 2013, CII had 356,932,491 Preferred Class C Units outstanding and 461,803,801 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all units shown as owned by them except as otherwise set forth in the notes to the table and subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Preferred Class C Units Beneficially Owned	Percent of Class		Common Units	Percent of Class**
5% Beneficial Owners of CII
Battery Ventures (1)	28,108,841	7.9%		—	—
Charlesbank Capital Partners (2)(7)	46,458,881	13.0%		—	—
Columbia Capital (3)(8)	49,620,402	13.9%		—	—
GTCR LLC (4)	54,458,816	15.3%		—	—
M/C Partners (5)(9)	49,620,402	13.9%		—	—
Oak Investment Partners XII, Limited Partnership (6)(10)	53,637,281	15.0%		—	—
Our Directors
Daniel Caruso	6,020,416	1.7%		111,436,830	24.1%
Michael Choe (7)	—	—		—	—
John Siegel (8)	—	—		—	—
Gillis Cashman (9)	52,364		*	—	—
John Downer (10)	—	—		—	—
Rick Connor	112,844		*	1,602,346		*
Philip Canfield (11)	—	—		—	—
Lawrence Fey (12)	—	—		—	—
Stephanie Comfort	23,788		*	224,558		*
Don Gips	21,958		*	195,617		*
Our Named Executive Officers
Kenneth desGarennes	23,926		*	49,620,270	10.7%
David Howson	—	—		8,166,135	1.8%
Glenn S. Russo	578,342		*	7,277,310	1.6%
Martin Snella	—	—		10,902,880	2.4%
All directors and executive officers as a group	6,833,638	1.9%		187,043,425	40.5%

*	Less than 1%
**	Calculated based on each beneficial owner's respective holding as a percentage of total common units issued. No voting rights are associated with this ownership class.

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

(6)	Address is 525 University Avenue, Suite 1300, Palo Alto, CA 94301.

(7)	Michael Choe is the Managing Director of Charlesbank Capital Partners.

(8)	John Siegel is a Partner of Columbia Capital.

(9)	Gillis Cashman is a General Partner of M/C Partners.

(10)	John Downer is the Director-Private Equity of Oak Investment Partners.

(11)	Philip Canfield is a Principal of GTCR LLC.

(12)	Lawrence Fey is a Principal of GTCR LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On April 1, 2011, after completing a restructuring of our operating segments, we determined that the Zayo Enterprise Networks ("ZEN") unit no longer fit within our current business model and we spun the ZEN business unit to our ultimate parent, CII. CII subsequently contributed the assets and liabilities of ZEN to its Onvoy subsidiary, which consolidates under Holdings, the parent of the Company.

During Fiscal 2013, we determined that the services provided by one of our business units, Zayo Professional Services ("ZPS"), did not fit within our current business model of providing bandwidth infrastructure, colocation and interconnection services. Accordingly, the Company spun-off ZPS to Holdings, the parent of the Company, effective September 30, 2012.
We have certain ongoing contractual relationships with Onvoy and ZPS, which are based on agreements entered into at rates between Onvoy, ZPS and us that we believe approximate market rates.
The contractual relationships between us, Onvoy and ZPS cover the following services:
Services Provided to Onvoy and ZPS
We have entered into a Master Services Agreement with Onvoy which requires us to provide the following services to Onvoy:

•	Transport services for circuits.

•	Leases of colocation racks in various markets.

•	Fiber and optronics management.

•	Leases of colocation racks at the colocation facility at 60 Hudson Street, New York, New York.
We have entered into a Master Services Agreement with ZPS which requires us to provide the following services to ZPS:

•	Transport services for circuits.

•	Fiber and optronics management.
Services Provided by Onvoy and ZPS
We have entered into a Master Services Agreement with Onvoy which requires Onvoy to provide the following services to us:

•	Agent services for customer referrals.

•	Fiber IRU and services related to fiber in Minnesota.

•	Transport services covering lit services.

•	Sublease for space in Minneapolis and Plymouth, Minnesota.

•	Lease of colocation racks.

•	Agreements covering VoIP and switching services.
We have entered into a Master Services Agreement with ZPS which requires ZPS to provide the following services to us:

•	Agent services for customer referrals.
In addition to the services and contracts described above, we have entered into transition services agreements with Onvoy and ZPS that outline each party’s responsibility with regards to payment to, and separation of services associated with, shared vendors. Furthermore, we have entered into a management agreement with Onvoy and ZPS which relates to certain services provided for Onvoy by our management, such as compensation and benefits, insurance, tax, financial services and other corporate support.
Subsequent to the September 30, 2012 spin-off of ZPS, April 1, 2011 spin-off of ZEN, and the March 12, 2010 spin-off of Onvoy, the revenue and expenses associated with transactions with ZPS, ZEN and Onvoy have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related parties subsequent to their spin-off dates (in thousands):

	Year ended June 30,
	2013	2012	2011
Revenue	$11,505	$6,517	$4,983
Operating costs	461	498	404
Selling, general and administrative expenses	1,071	631	260
Net	$9,973	$5,388	$4,319
We, or Onvoy or ZPS, may terminate existing contracts in the future or we may enter into additional or other contractual arrangements with Onvoy or ZPS as a result of which our contractual relationship with Onvoy or ZPS and the payments among us and Onvoy or ZPS pursuant to such contracts may substantially change.
As of June 30, 2013, the Company had a receivable balance due from Onvoy, in the amount of $0.6 million related to services the Company provided to OVS and/or ZEN. As of June 30, 2013, the Company did not have a receivable balance due from ZPS related to services the Company had provided to ZPS.
Purchase of Previously Outstanding Notes
On September 14, 2010, Dan Caruso, our President, Chief Executive Officer and Director, purchased $0.5 million (face amount) of our previously outstanding notes in connection with our September 20, 2010 $100.0 million notes offering. The purchase price of the notes purchased by Mr. Caruso was $0.5 million, including the premium on the notes and accrued interest. On July 2, 2012, in connection with our refinancing activities (see "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Indebtedness and Equity Invested"), we repaid our previously outstanding notes. Mr. Caruso’s notes were repurchased for $0.5 million.
Purchase of Unsecured Notes
On June 28, 2012, Matthew Erickson, the President of ZFS, purchased $0.6 million in aggregate principal amount of our 10.125% senior unsecured notes due 2020 at the offering price for such notes in the Notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. As of June 30, 2013, the principal amount outstanding was $0.6 million.
Transactions with CII
As of July 1, 2011, the Company had a due to related-party balance with CII of $4.6 million. The liability with CII related to an interest payment made by CII on the Company’s Notes. During the year ended June 30, 2012, CII made an additional interest payment of $11.0 million on behalf of the Company. During the quarter ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15.5 million through an increase in CII’s equity interest in the Company. There were no transactions with CII during the year ended June 30, 2013.
Director Independence
Our board of directors consists of ten directors and has an audit committee, a compensation committee, and a nominating and governance committee. The nominating and governance committee is charged with board composition issues including evaluating independence of existing and prospective directors. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code. The Company's equity is not publicly traded, and the nominating and governance committee has not undertaken a formal evaluation of our outside directors' independence.

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

The aggregate fees billed to us for each of the years ended June 30, 2013 and 2012 for professional accounting services, including Grant Thornton’s review of our interim consolidated financial statements in the Company's Quarterly Report for the quarter ended March 31, 2012 and KPMG’s audit of our annual consolidated financial statements for Fiscal 2012 and 2013, are set forth in the table below:

	KPMG		Grant Thornton
	Year Ended June 30,		Year Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Audit Fees	$1,104	$420	$20	$647
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
Total	$1,104	$420	$20	$647
For purposes of the preceding table, the professional fees are classified as follows:

•
Audit fees — These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters, consents and reviews of interim/quarterly financial information. Audit fees for each year shown include amounts that have been billed to us through September 23, 2013 and any additional amounts that are expected to be billed to us thereafter. For the year ended June 30, 2013, audit fees for services provided by Grant Thornton, LLP include the re-issuance of its audit opinion for the June 30, 2011 Annual Report filed on Form 10-K/A in connection with the June 30, 2013 Annual Report. For the year ended June 30, 2012, audit fees for services provided by Grant Thornton, LLP include its review of the Company’s interim consolidated financial statements for the quarter ended March 31, 2012 and the re-issuance of its audit opinion for the June 30, 2011 Annual Report filed on Form 10-K/A and June 30, 2012 Annual Report. For the year ended June 30, 2012, audit fees also include fees associated with the restatement of our June 30, 2011 Annual Report filed on Form 10-K/A and the related restatements of our Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2011 and December 31, 2011 as filed with the SEC on May 15, 2012.

•	Audit-related fees — These are fees billed for assurance and related services that are traditionally performed by our independent certified public accounting firm.

•
Tax fees — These are fees billed for all professional services by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, LLP, our independent registered public accounting firm greater than $100,000 and our Audit Committee Chairman must approve all such services greater than $50,000. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair our principal accounting firm’s independence. The Audit Committee will only pre-approve services that it believes will not impair our independent accounting firm’s independence.

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
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
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

2.6
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

10.5	Amended and Restated Executive Noncompetition Agreement, dated as of March 18, 2012, by and between Communications Infrastructure Investments, LLC and Dan Caruso.

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

10.32*	Form of Class A Common Unit Employee Equity Agreement

10.33*	Form of Class B Common Unit Employee Equity Agreement

10.34*	Form of Class C Common Unit Employee Equity Agreement

10.35	Form of Class D Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.36	Form of Class E Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.37*	Form of Class F Common Unit Employee Equity Agreement

10.38*	Form of Class G Common Unit Employee Equity Agreement

10.39
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

10.42*
Amendment No. 3 to Credit Agreement, dated as of February 1, 2013, between Zayo Group, LLC, Zayo Capital, Inc., SunTrust Bank, as revolving facility administrative agent for the Amendment, Morgan Stanley Senior Funding, Inc., as term facility administrative agent for the Amendment and revolving facility lender, Barclays Bank PLC, as a revolving facility lender, Goldman Sachs Bank USA, as a revolving facility lender, Royal Bank of Canada, as a revolving facility lender, and UBS Loan Finance LLC, as a revolving facility lender.

10.43
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

21.1	List of Subsidiaries of Zayo Group, LLC

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial Statements from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

(1)
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Filed/furnished herewith.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Member
Zayo Group, LLC:
We have audited the accompanying consolidated balance sheets of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows for each of the years in the two-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group, LLC and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Boulder, Colorado
September 23, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Member
Zayo Group, LLC
We have audited the accompanying consolidated statements of operations, comprehensive loss, member’s equity, and cash flows of Zayo Group, LLC (a Delaware limited liability company) and subsidiaries (collectively, the “Company”) for the year ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Zayo Group, LLC and subsidiaries for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Denver, Colorado
September 9, 2011 (except as to Note 2 in the previously filed 2011 financial statements, which is not presented herein and is as of May 15, 2012)

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$88,148	$150,693
Trade receivables, net of allowance of $3,689 and $911 as of June 30, 2013 and 2012, respectively	67,811	31,703
Due from related-parties	622	231
Prepaid expenses	19,188	7,099
Deferred income taxes, net	30,600	6,018
Restricted cash	—	22,417
Other assets	2,851	4,429
Total current assets	209,220	222,590
Property and equipment, net	2,411,220	754,738
Intangible assets, net	636,258	128,705
Goodwill	682,775	193,803
Debt issuance costs, net	99,098	19,706
Investment in USCarrier	—	12,827
Deferred income taxes, net	60,036	30,687
Other assets	29,284	9,048
Total assets	$4,127,891	$1,372,104
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$4,440
Accounts payable	33,477	16,180
Accrued liabilities	115,932	45,835
Accrued interest	55,048	10,863
Capital lease obligations, current	6,600	1,148
Deferred revenue, current	35,977	22,940
Total current liabilities	263,234	101,406
Long-term debt, non-current	2,814,505	685,281
Capital lease obligation, non-current	6,567	10,470
Deferred revenue, non-current	326,180	146,663
Stock-based compensation liability	158,520	54,367
Deferred income taxes, net	5,560	—
Other long-term liabilities	19,892	8,068
Total liabilities	3,594,458	1,006,255
Commitments and contingencies (Note 15)
Member’s equity
Member’s interest	703,963	388,867
Accumulated other comprehensive loss	(4,755)	—
Accumulated deficit	(165,775)	(23,018)
Total member’s equity	533,433	365,849
Total liabilities and member’s equity	$4,127,891	$1,372,104
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Revenue	$988,085	$382,043	$287,235
Operating costs and expenses
Operating costs, excluding depreciation and amortization	136,595	82,581	71,528
Selling, general and administrative expenses, excluding stock-based compensation	312,982	111,695	89,846
Stock-based compensation	105,048	26,253	24,310
Selling, general and administrative expenses	418,030	137,948	114,156
Depreciation and amortization	322,680	84,961	60,463
Total operating costs and expenses	877,305	305,490	246,147
Operating income	110,780	76,553	41,088
Other expenses
Interest expense	(202,464)	(50,720)	(33,414)
Loss on extinguishment of debt	(77,253)	—	—
Impairment on cost method investment	—	(2,248)	—
Other income/(expense), net	326	123	(126)
Total other expenses, net	(279,391)	(52,845)	(33,540)
(Loss)/earnings from continuing operations before provision for income taxes	(168,611)	23,708	7,548
(Benefit)/provision for income taxes	(24,046)	29,557	12,542
Loss from continuing operations	(144,565)	(5,849)	(4,994)
Earnings from discontinued operations, net of income taxes	1,808	—	899
Net loss	$(142,757)	$(5,849)	$(4,095)
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Net loss	$(142,757)	$(5,849)	$(4,095)
Foreign currency translation adjustments	(4,755)	—	—
Comprehensive loss	$(147,512)	$(5,849)	$(4,095)
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s Equity
Balance at June 30, 2010	$217,129	$—	$(13,074)	$204,055
Capital contributed (cash)	36,450	—	—	36,450
Non-cash distributions to Parent, net	(2,598)	—	—	(2,598)
Preferred stock-based compensation	820	—	—	820
Spin-off of Zayo Enterprise Networks, LLC	(6,368)	—	—	(6,368)
Net loss	—	—	(4,095)	(4,095)
Balance at June 30, 2011	245,433	—	(17,169)	228,264
Capital contributed (cash)	134,796	—	—	134,796
Non-cash contributions from Parent, net	21,219	—	—	21,219
Preferred stock-based compensation	871	—	—	871
Return of capital (cash)	(46)	—	—	(46)
Spin-off of VoIP 360 Inc.	(11,654)	—	—	(11,654)
Spin-off of Arialink non-core net assets	(1,752)	—	—	(1,752)
Net loss	—	—	(5,849)	(5,849)
Balance at June 30, 2012	388,867	—	(23,018)	365,849
Capital contributed (cash)	345,013	—	—	345,013
Non-cash distributions to Parent, net	(4,111)	—	—	(4,111)
Spin-off of Zayo Professional Services (Note 4)	(26,659)	—	—	(26,659)
Preferred stock-based compensation	853	—	—	853
Foreign currency translation adjustment	—	(4,755)	—	(4,755)
Net loss	—	—	(142,757)	(142,757)
Balance at June 30, 2013	$703,963	$(4,755)	$(165,775)	$533,433
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(142,757)	$(5,849)	$(4,095)
Earnings from discontinued operations	1,808	—	899
Loss from continuing operations	(144,565)	(5,849)	(4,994)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	322,680	84,961	60,463
Loss on extinguishment of debt	77,253	—	—
Loss on disposal of property and equipment	—	32	84
Provision for bad debts	2,121	729	794
Non-cash interest expense	12,313	4,773	2,413
Lease termination charge	10,197	—	—
Impairment of cost method investment	—	2,248	—
Stock-based compensation	105,048	26,253	24,310
Additions to deferred revenue	61,544	55,041	4,629
Amortization of deferred revenue	(42,331)	(13,785)	(8,976)
Deferred income taxes	(25,707)	31,127	11,093
Changes in operating assets and liabilities
Trade receivables	(11,801)	(9,294)	2,449
Interest rate swap	—	—	(566)
Prepaid expenses	1,953	1,058	(638)
Other assets, current and non-current	(10,914)	(3,121)	2,440
Accounts payable and accrued liabilities	17,590	(1,504)	1,409
Payables to related parties, net	10,575	(992)	4,944
Other liabilities	7,365	(4,047)	(2,800)
Net cash provided by operating activities of continuing operations	393,321	167,630	97,054

Cash flows from investing activities
Purchases of property and equipment	(332,520)	(146,963)	(116,068)
Broadband stimulus grants received	9,319	22,826	3,544
Proceeds from sale of property and equipment	—	—	28
Acquisition of Abovenet, Inc., net of cash acquired	(2,212,492)	—	—
Acquisition of FiberGate, net of cash acquired	(118,335)	—	—
Acquisition of USCarrier Telecom, LLC	(16,092)	—	—
Acquisition of First Telecom Services, LLC	(109,700)	—	—
Acquisition of Litecast/Balticore, LLC	(22,160)	—	—
Acquisition of Core NAP, LP, net of cash acquired	(7,030)	—	—
Acquisition of 360networks Holdings (USA), net of cash acquired	—	(317,891)	—
Acquisition of MarquisNet, net of cash acquired	—	(15,456)	—
Acquisition of Arialink, net of cash acquired	—	(17,926)	—
Acquisition of American Fiber Systems Holdings Corporation, net of cash acquired	—	—	(110,000)
Acquisition of AGL Networks, LLC, net of cash acquired	—	—	(73,666)

ZAYO GROUP, LLC AND SUBSIDIARIES

Arialink and MarquisNet purchase consideration returned	2,672	—	—
Proceeds from principal payments received on related party loans	10,396	—	—
Net cash used in investing activities of continuing operations	(2,795,942)	(475,410)	(296,162)

Cash flows from financing activities
Equity contributions	345,013	134,796	36,450
Proceeds from long-term debt	3,189,339	335,550	103,000
Principal repayments on long-term debt	(1,058,577)	(1,575)	—
Change in restricted cash, net	22,666	(22,820)	578
Principal repayments on capital lease obligations	(1,931)	(1,171)	(1,732)
Payment of deferred debt issuance costs	(83,134)	(11,701)	(4,106)
Payment of early redemption fees on debt extinguished	(72,117)	—	—
Cash contributed to ZPS (Note 4)	(7,218)	—	—
Net cash provided by financing activities of continuing operations	2,334,041	433,079	134,190

Cash flows from continuing operations	(68,580)	125,299	(64,918)

Cash flows from discontinued operations
Operating activities	3,914	—	2,830
Investing activities	2,424	—	(382)
Net cash provided by discontinued operations	$6,338	$—	$2,448

Effect of changes in foreign exchange rates on cash	(303)	—	—
Net (decrease)/increase in cash and cash equivalents	(62,545)	125,299	(62,470)
Cash and cash equivalents, beginning of period	150,693	25,394	87,864
Cash and cash equivalents, end of period	88,148	150,693	25,394

Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of capitalized interest	143,518	43,964	28,247
Cash paid for income taxes, net of refunds	2,811	1,739	2,974
Non-cash additions to property and equipment from capital leases	11,404	367	200
Increase in accounts payable and accrued expenses for purchases of property and equipment, net	15,021	4,010	5,911
Interest payment made on behalf of the Company by CII	—	10,951	4,590
Non-liquidating distribution to common unit holders made by CII on behalf of the Company	—	9,080	—
Promissory Note issued as consideration for American Fiber Systems Holding Corporation merger	—	—	4,500
Refer to Note 3 — Acquisitions for details regarding the Company’s recent acquisitions and Note 4 — Spin-off of Business for details regarding the Company’s discontinued operations.
Refer to Note 12 — Equity to the Company's consolidated financial statements for details of the non-cash capital transactions.
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates an integrated metropolitan and nationwide fiber optic infrastructure in the United States and Europe to offer:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and connectivity services.

•	Mobile infrastructure.
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
Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the consolidated financial statements relate to the Company's continuing operations and are presented in thousands of dollars.
b. Foreign Currency Translation
Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using monthly average exchange rates during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in member's equity and in the consolidated statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have the British Pound as the functional currency, which experienced significant fluctuations against the U.S. dollar during 2013. The Company recognizes foreign currency translation adjustments as a component of accumulated other comprehensive loss in member's equity and in the consolidated statement of comprehensive loss in accordance with accounting guidance for foreign currency translation. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains and losses, including where its investments in its foreign subsidiaries are not considered to be long-term in nature, are included within "Other income/(expense), net" on the consolidated statement of operations.
c. Spin-off of Business
On September 30, 2012, the Company completed a spin-off of its Zayo Professional Services ("ZPS") business. On April 1, 2011, the Company completed a spin-off of its Zayo Enterprise Networks (“ZEN”) business. The Company distributed all of the assets and liabilities of ZPS and ZEN to Holdings on the respective spin-off dates and accounted for the spin-offs as equity transactions at carryover basis, as the transactions were considered to be between entities under common control.
Management determined that it had discontinued all significant cash flows and continuing involvement with respect to ZPS and ZEN’s operations and therefore considers these to be discontinued operations. The results of operations of ZPS and ZEN prior to their respective spin-off dates have been presented in a single caption entitled, "Earnings from discontinued operations, net of income taxes" on the accompanying consolidated statements of operations. Management has not allocated any general corporate overhead to amounts presented in discontinued operations, nor has it elected to allocate interest costs.
In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure and network neutral colocation services. In some cases, the net assets acquired which support product offerings outside of the scope of the Company’s primary focus were spun-

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

off to Holdings on the acquisition date and accounted for as equity transactions at carryover basis. As the spin-off of certain of these acquired non-core assets occurred on the acquisition date, the consolidated financial statements do not reflect the operating results or net assets of these spun-off businesses.
d. Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining customer lives used to recognize certain revenues, determining useful lives for depreciation and amortization, determining accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to investments, intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit fair values used to compute stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable at the time under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
e. Reclassifications
Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.
f. Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2013 and 2012, the Company had a current restricted cash balance of zero and $22,417, respectively. The current restricted cash balance as of June 30, 2012 related to cash held in escrow associated with the Company’s July 2, 2012 debt refinancing – see Note 9 – Long Term Debt. Restricted cash balances that are not expected to become unrestricted during the next twelve months are recorded as other non-current assets. As of June 30, 2013 and 2012, the Company had a non-current restricted cash balance of $5,533 and $958, respectively.
g. Investments
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
h. Trade Receivables
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

i. Property and Equipment
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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2013, 2012 or 2011.
The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.
j. Goodwill and Purchased Intangibles
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
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test, which was conducted in January 2013 in connection with our change in segments. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2013, 2012 or 2011.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

 k. Derivative Financial Instruments
The Company from time-to-time utilizes interest rate swaps to mitigate its cash exposure to interest rate risk. Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and has not applied hedge accounting; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilizes interest rate swap contracts in connection with the Term Loan Facility entered into during the July 2012 financing transactions. See Note 9 – Long-term Debt, for further discussion of the Company’s debt obligations and Note 14 – Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.
l. Revenue Recognition
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
Most revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to activation fees, installation charges or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms. If the upfront payment made by a customer provides no benefit to the customer beyond the contract term, the upfront charge is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship. The Company also defers costs associated with customer activation and installation to the extent of upfront amounts received from customers, which are recognized as expense over the same period for which the associated revenue is recognized.
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
m. Operating Costs and Accrued Liabilities
The Company's operating costs consist primarily of colocation facility costs, colocation facility utilities costs and third-party network service costs. Colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which the Company is generally billed a fixed monthly fee. The caption in the consolidated statements of operations “operating costs, excluding depreciation and amortization” solely includes costs associated with the aforementioned use of other carriers’ networks.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

n. Stock-Based Compensation
The common units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of Zayo Group are considered stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term. The common units may fully vest subsequent to a liquidity event. The stock compensation expense associated with the common unit liability is recognized on a straight-line basis over the requisite service period and is adjusted each reporting period to fair value. Subsequent to the vesting period end date, changes to the fair value of the liability classified awards are recognized as incurred until the awards are settled.
The preferred units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of Zayo Group are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity, which requires the cost to be measured at the grant date based on the fair value of the award. The cost is recognized as expense over the requisite service period. Preferred unit awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term and may fully vest subsequent to a liquidity event.
Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
o. Legal Costs
Costs incurred to hire and retain external legal counsel to advise us on regulatory, litigation and other matters is expensed as the related services are received.
p. Government Grants
The Company receives grant money from the National Telecommunications and Information Administration (“NTIA”) Broadband Technology Opportunity Program. The Company recognizes government grants when it is probable that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company accounts for grant money received for reimbursement of capital expenditures as a reduction of the cost of the asset in arriving at its carrying value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.
q. Income Taxes
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

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
The Company records interest related to unrecognized tax benefits and penalties in provision for income taxes.
r. Fair Value of Financial Instruments
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

s. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States of America. The Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.
The Company’s trade receivables, which are unsecured, are geographically dispersed. During the year ended June 30, 2013, the Company had no single customer that exceeded 10% of total revenue. During the years ended June 30, 2012 and 2011, the Company had one customer that accounted for 12% of the total revenue recognized during each period. As of June 30, 2012, the Company had one customer with a trade receivable balance of 14% of total receivables. No other customers’ trade receivable balance as of June 30, 2013 or 2012 exceeded 10% of the Company’s consolidated net trade receivable balance.

(3)	ACQUISITIONS
As of June 30, 2013 and since the formation of Zayo Group, LLC in May, 2007, the Company has consummated 25 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions During the Year Ended June 30, 2013
AboveNet Inc. (“AboveNet”)
On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,212,492, net of cash acquired. The purchase price was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of AboveNet shares outstanding on July 2, 2012.
AboveNet's legacy service offering included a business that provided professional services to certain users of bandwidth capacity. As the professional services business (“Zayo Professional Services” or “ZPS”) did not align with the Company's primary focus of providing bandwidth infrastructure services, ZPS was spun off to Holdings on September 30, 2012. The Company estimated the fair value on the acquisition date of the assets and liabilities of ZPS to be $26,342 (including $2,424 in cash) and is netted within the caption "Net assets of Zayo Professional Services (excluding cash)" presented in the purchase price allocation table below.
FiberGate Holdings, Inc. (“FiberGate”)
On August 31, 2012, the Company acquired 100% of the equity interest in FiberGate, a privately held corporation, for total consideration of $118,335. The acquisition was funded with cash on hand. $17,550 of the purchase price is currently held in escrow pending the expiration of the working capital and indemnification adjustment period.
USCarrier Telecom, LLC (“USCarrier”)
In connection with the October 1, 2010 acquisition of AFS, the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $16,092, subject to certain post-closing adjustments. The acquisition cost was paid with cash on hand.
First Telecom Services, LLC (“First Telecom”)
On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109,700, subject to certain post-closing adjustments. $11,000 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition cost was paid with cash on hand.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Litecast/Balticore, LLC (“Litecast”)
On December 31, 2012, the Company acquired 100% of the equity interest in Litecast, a provider of metro bandwidth infrastructure services in Baltimore, Maryland, for total consideration of $22,160, subject to certain post-closing adjustments. $3,338 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition cost was paid with cash on hand.
Core NAP, L.P. (“Core NAP")
On May 31, 2013, zColo entered into an Asset Purchase Agreement with Core NAP, L.P. (“Core NAP”). The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7,030, subject to customary post-closing adjustments. $1,095 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The purchase price was paid with cash on hand.
Acquisitions During the Year Ended June 30, 2012
Control Room Technologies, LLC, Allegan Fiber Communications, LLC and Lansing Fiber Communications (collectively “Arialink”)
On May 1, 2012, the Company acquired 100% of the equity interest in Arialink. The purchase price, which was funded with cash on hand, was $17,926, net of cash acquired.
Included in the Arialink acquisition were certain assets and liabilities which supported Arialink’s managed service product offerings. Concurrently with the close of the Arialink acquisition, the Company spun-off the portion of Arialink’s business that supported those managed service product offerings to Holdings. The Company’s estimate of the fair value of the net assets spun-off to Holdings is approximately $1,752, which has been reflected as a non-cash contribution to parent in the consolidated statement of member’s equity for the year ending June 30, 2012 and is netted within the caption "Net assets distributed to Parent" presented in the purchase price allocation table below.
360networks Holdings (USA) Inc. (“360networks”)
On December 1, 2011, the Company acquired all of the outstanding equity interest in 360networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,400 and acquired $709 in cash balances. In March 2012, the Company received $400 in cash from an escrow account as a final working capital adjustment. As a result, the net consideration paid for the transaction was $317,891. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan Facility (“Original Term Loan Facility”) which was entered into on December 1, 2011 (see Note 9 – Long-Term Debt) and cash on hand.
Included in the $345,000 contractual purchase price was VoIP360, Inc., a legal subsidiary of 360networks. The VoIP360, Inc. entity held substantially all of 360networks’ Voice over Internet Protocol (“VoIP”) and other voice product offerings. Effective April 1, 2011, Zayo spun-off its voice operations to Holdings in order to maintain focus on its Bandwidth Infrastructure business (see Note 4 – Spin-off of Business). To further this objective, concurrently with the close of the 360networks acquisition, the Company spun-off 360networks’ VoIP operations to Holdings. On the spin-off date, the Company estimated the fair value of the VoIP assets and liabilities which were distributed to Holdings to be $11,700 and is netted within the caption "Net assets distributed to parent" presented in the purchase price allocation table below.
Mercury Marquis Holdings, LLC (“MarquisNet”)
On December 31, 2011, the Company entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of MarquisNet for a purchase price of $15,875, subject to post-closing adjustments. In connection with the agreement, the parties estimated the Company would assume a net working capital deficit of approximately $419. As such, the consideration paid for the transaction was reduced to $15,456. The acquisition was funded with a draw on the Company’s revolving line-of-credit, which was subsequently repaid.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Acquisitions During the Year Ended June 30, 2011
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

American Fiber Systems Holding Corporation (“AFS”)

On October 1, 2010, the Company completed a merger with American Fiber Systems Holding Corporation, the parent company of American Fiber Systems, Inc. The AFS merger was consummated with the exchange of $110,000 in cash and a $4,500 non-interest bearing promissory note due in 2012 for all of the interest in AFS. The Company calculated the fair market value of the promissory note to be $4,141 resulting in an aggregate purchase price of $114,141 . The purchase price was based upon the valuation of both the business and assets directly owned by AFS and its ownership interest in USCarrier Telecom Holdings, LLC (“USCarrier”). There was no contingent consideration associated with the purchase.

Acquisition Method Accounting Estimates
The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. As of June 30, 2013, the Company finalized its fair value analysis and resulting purchase accounting for the 360networks, Marquisnet and Arialink acquisitions consummated in Fiscal 2012 and for the AboveNet, FiberGate, USCarrier, and Litecast acquisitions. The Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, specifically property and equipment, intangible assets, and deferred revenue, along with the related allocations to goodwill and intangible assets as it relates to its acquisitions of First Telecom and Core NAP. As such, all information presented as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 acquisitions:

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast	Core NAP
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 31, 2012	May 31, 2013
Cash	$139,137	$2,278	$—	$—	$—	$50
Other current assets	47,547	4,912	1,297	5,945	256	175
Property and equipment	1,477,320	58,975	19,361	37,919	386	1,672
Deferred tax assets, net	42,126	—	1,986	11,964	51	—
Intangibles	460,161	35,963	6,820	35,516	12,510	—
Goodwill	374,302	53,783	5,376	44,936	9,867	5,674
Other assets	12,564	58	27	157	—	21
Total assets acquired	2,553,157	155,969	34,867	136,437	23,070	7,592
Current liabilities	77,004	1,508	3,742	4,560	209	279
Deferred revenue	143,373	2,541	2,206	22,177	701	—
Other liabilities	5,069	—	—	—	—	233
Deferred tax liability, net	—	31,307	—	—	—	—
Total liabilities assumed	225,446	35,356	5,948	26,737	910	512
Net assets acquired	2,327,711	120,613	28,919	109,700	22,160	7,080
Net assets of Zayo Professional Services distributed to Parent (excluding cash)	23,918	—	—	—	—	—
Cost method investment in USCarrier prior to acquisition	—	—	(12,827)	—	—	—
Less cash acquired	(139,137)	(2,278)	—	—	—	(50)
Net cash paid	$2,212,492	$118,335	$16,092	$109,700	$22,160	$7,030

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The table below reflects the Company's estimates of the acquisition date fair values of the acquired assets and liabilities assumed from its Fiscal 2012 acquisitions:

	360networks	MarquisNet	Arialink
Acquisition date	December 1, 2011	December 31, 2011	May 1, 2012
Cash	$709	$—	$74
Other current assets	10,722	64	97
Property and equipment	167,116	1,295	8,873
Deferred tax assets, net	85,076	—	741
Intangibles	23,959	7,874	6,807
Goodwill	100,335	4,735	3,753
Other assets	214	—	31
Total assets acquired	388,131	13,968	20,376
Current liabilities	32,304	254	1,295
Deferred revenue	45,455	—	2,685
Other liabilities	3,472	133	945
Total liabilities assumed	81,231	387	4,925
Net assets acquired	306,900	13,581	15,451
Net assets distributed to parent	11,700	—	1,752
Less cash acquired	(709)	—	(74)
Net cash paid	$317,891	$13,581	$17,129
The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2011 acquisitions:

	AGL Networks	AFS
Acquisition date	July 1, 2010	October 1, 2010
Current assets	3,714	3,808
Property and equipment	93,136	56,481
Intangibles-customer relationships	3,433	57,082
Goodwill	220	15,746
Investment in USCarrier	—	15,075
Other assets	680	335
Total assets acquired	101,183	148,527
Current liabilities	1,006	3,396
Deferred revenue	26,511	23,905
Deferred tax liability, net	—	3,958
Other liabilities	—	3,127
Total liabilities assumed	27,517	34,386
Net assets acquired	73,666	114,141
Seller Note payable to former AFS Holdings owners	—	(4,141)
Net cash paid	$73,666	$110,000

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The goodwill arising from the Company's acquisitions results from the synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 7 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units. The goodwill associated with the acquisitions of USCarrier, First Telecom, Litecast, and Core NAP is deductible for tax purposes. The goodwill associated with the acquisitions of AboveNet and Fibergate is not deductible for tax purposes.
In each of the Company's Fiscal 2013, 2012, and 2011 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The fair value of the acquired customer relationships for each acquisition was determined as follows: 2013 acquisitions -- AboveNet, $457,907; FiberGate, $35,963; USCarrier, $6,820; First Telecom, $35,516; LiteCast, $12,510; 2012 acquisitions -- 360networks, $19,923; MarquisNet, $7,874; Arialink, $6,807; 2011 acquisitions -- AGL Networks, $3,433; AFS, $57,082. For Fiscal 2013 acquisitions, the Company estimates the useful life of the acquired customer relationships to be approximately 20 years as it relates to AboveNet, FiberGate, Litecast and USCarrier and 14 years for First Telecom. For Fiscal 2012 acquisitions, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years as it relates to Arialink and 360networks and 11 years for MarquisNet. For Fiscal 2011 acquisitions, the Company estimated the useful life of the acquired customer relationships to be approximately 19 and 14 years, respectively, as it relates to the AGL Networks and AFS acquisitions.
The previous owners of AboveNet and 360networks had entered into various agreements, including IRU agreements with other telecommunication service providers to lease fiber and other bandwidth infrastructure in exchange for upfront cash payments. The Company accounted for acquired deferred revenue at its acquisition date fair value, which was determined utilizing both the income and market approaches. The income approach was based upon management’s assessment of the cost of the network encumbered by the IRU contracts in place, as well as the future costs to be incurred in connection with the Company’s continuing legal obligation associated with the acquired IRU contracts plus a reasonable profit margin. The market approach incorporated the actual up-front payments received by AboveNet and 360networks under contracts entered in to within close proximity to the acquisition date, as those were recent market transactions between unrelated parties, and comparable transactions that the Company had entered in to with third-party customers within 18 months of the acquisition. A fair value of $146,016 and $45,455 was assigned to the acquired deferred revenue balance of AboveNet and 360networks, respectively. The $143,373 represented in our purchase price allocation table above for AboveNet is shown net of amounts allocated to ZPS. The acquired deferred revenue is being recognized over a weighted average contract term of 9.1 years and 12.5 years for the AboveNet and 360networks acquisitions, respectively.
Purchase Accounting Estimates Associated with Deferred Taxes
Based on the Company’s fair value assessment related to deferred tax assets acquired in the 360networks and AboveNet acquisitions, a value of $85,076 and $42,126 was assigned to the acquired deferred tax assets and deferred tax liabilities, respectively. Refer to "Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions" below for discussion of adjustments made to acquired deferred tax assets for 360networks related to limitation of acquired net operating loss carryforwards.
During the quarter ended June 30, 2013, the Company finalized its acquisition accounting for AboveNet. In conjunction therewith, it completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company's ability to utilize net operating loss carryforwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company's acquisition of AboveNet, the Company is subject to annual limitations on usage of the acquired $1,008,755 of NOLs generated by AboveNet prior to the acquisition date.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	360networks	AboveNet
	December 1, 2011	July 2, 2012
Deferred income tax assets:
Net operating loss carry forwards	$29,587	405,292
Property and equipment	41,071	—
Deferred revenue	16,456	49,140
Accrued expenses	2,301	12,243
Allowance for doubtful accounts	16	2,435
Total deferred income tax assets	89,431	469,110
Deferred income tax liabilities:
Property and equipment	—	(249,963)
Intangible assets	(4,355)	(177,021)
Total deferred income tax liabilities	(4,355)	(426,984)
Net deferred income tax assets	$85,076	$42,126
Adjustments to Purchase Accounting Estimates Associated with Current Year Acquisitions
AboveNet Inc. (“AboveNet”)
During the year ended June 30, 2013, the Company finalized its acquisition accounting for AboveNet. In connection therewith, it completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets. As a result of completing its fair value analysis, the Company increased its original estimate of the fair value of property, plant and equipment, deferred revenue, and intangible assets acquired from the AboveNet acquisition in the amount of $732,800, $56,173 and $48,278, respectively. The Company has retrospectively recorded a corresponding net decrease to the goodwill acquired from the AboveNet acquisition in the amount of $723,347 related to these adjustments and other immaterial adjustments recorded in connection with finalization of purchase accounting for AboveNet totaling $304, which has been reflected in the accompanying consolidated balance sheets as of June 30, 2013. In addition, the revision in the fair value estimates previously discussed resulted in a decrease to the net deferred tax assets acquired by $48,089, with a corresponding increase in goodwill. The fair value adjustments to the Company's provisional acquisition accounting for AboveNet impacted the Company's historical results of operations during interim periods of Fiscal 2013, which have been retrospectively adjusted. The table below summarizes the impact of these adjustments to interim periods in Fiscal 2013 and these adjustments are reflected in the unaudited quarterly financial data for Fiscal 2013 included in Note 19 - Quarterly Financial Data, for the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013, and June 30, 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(Unaudited)	For the three months ended
	September 30, 2012	December 31, 2012	March 31, 2013
Revenue, as originally stated	$229,693	$243,504	$251,449
Impact of AboveNet fair value adjustments	1,809	1,761	1,699
Revenue, as adjusted	$231,502	$245,265	$253,148

Depreciation and amortization expense, as originally stated	$54,500	$57,978	$60,759
Impact of AboveNet fair value adjustments	25,049	25,489	18,714
Depreciation and amortization expense, as adjusted	$79,549	$83,467	$79,473

Net (loss)/earnings, as originally stated	$(51,614)	$(19,998)	$(8,314)
Impact of AboveNet fair value adjustments	(23,240)	(23,706)	(17,015)
Net (loss)/earnings, as adjusted	$(74,854)	$(43,704)	$(25,329)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions
MarquisNet and Arialink
During the year ended June 30, 2013, the Company finalized its acquisition accounting for MarquisNet and Arialink and adjusted its previously reported allocation of the purchase consideration associated with these acquisitions as a result of changes to the original fair value estimates of certain items acquired from these acquisitions. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2012 that related to the facts and circumstances in existence at the respective acquisition dates. Other current assets increased $2,672 due to refunds of $1,875 and $797 from escrow accounts related to the resolution of contingent purchase price adjustments associated with the Company’s acquisitions of MarquisNet and Arialink, respectively. Accrued liabilities increased by $450 as a result of finalizing an estimate for a pre-acquisition legal contingency associated with the Arialink acquisition. Goodwill decreased by $2,327 as an offset to the aforementioned and other immaterial adjustments.
360networks Holdings (USA) Inc. (“360networks”)
During the year ended June 30, 2013, the Company finalized its acquisition accounting for 360networks. In conjunction therewith, it completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company's ability to utilize net operating loss carryforwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company's acquisition of 360networks and due to changes in the ownership of 360networks prior to the Company's acquisition, the Company is limited to utilizing $84,500 of the NOLs generated by 360networks prior to the acquisition date. As a result of completing the Section 382 analysis, the Company has reduced its original estimate of the fair value of the deferred tax asset acquired from 360networks by $58,691. The Company has retrospectively recorded a corresponding increase to the goodwill acquired from the 360networks acquisition in the amount of $58,691, which has been reflected in the accompanying consolidated balance sheets as of June 30, 2012. This adjustment to the Company's provisional acquisition accounting had no effect on the Company's historical results from operations.
Transaction Costs
Transaction costs include expenses incurred which are directly related to potential and closed acquisitions. The Company incurred transaction costs of $14,204, $6,630, and $865 during the years ended June 30, 2013, 2012 and 2011. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pending Acquisition
Access Communications, Inc. ("Access")
As discussed in Note 20 - Subsequent Events, on August 13, 2013, the Company entered into a stock purchase agreement with Access, a Minnesota corporation, and shareholders of Access. Upon the close of the transaction contemplated by the stock purchase agreement, Zayo will acquire 100% of the equity interest in Access. The purchase price, subject to certain

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

adjustments at close and a period of time after closing, is $40,000 and is expected to be paid with cash on hand. The acquisition is subject to customary closing conditions and approvals.
Access is a provider of metro bandwidth infrastructure services that owns and operates a 1,200 mile fiber network that covers the greater Minneapolis-St. Paul metropolitan area, connecting more than 500 on-net buildings, including the area's major datacenters and carrier hotel facilities. Access is primarily focused on providing dark fiber services to a concentrated set of Minneapolis area carriers, enterprise and governmental customers, particularly within the education segment.
Pro-forma Financial Information (Unaudited)
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2012 acquisitions of 360networks, Arialink and MarquisNet and the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom, Litecast, and Core NAP as if each acquisition occurred on July 1, 2011. The pro-forma results of the acquired AboveNet business exclude the operating results of the professional service business acquired in the AboveNet acquisition which was spun-off to Holdings on September 30, 2012 (see Note 4 – Spin-off of Business). The pro forma loss for the years ended June 30, 2013 and 2012 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a net increase to revenue during 2013 and a net decrease to revenue during 2012 as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2011.

	Year Ended June 30,
	2013	2012
Revenue	$1,017,962	$933,309
Loss from continuing operations	$(240,682)	$(64,809)
The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period due to accelerated timing of integration activities.

(4)	SPIN-OFF OF BUSINESS
In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure services.
On September 30, 2012, the Company completed a spin-off of Zayo Professional Services LLC ("ZPS"), a professional service business unit acquired in the acquisition of AboveNet. The Company distributed all of the assets and liabilities of ZPS on the spin-off date to Holdings.
The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 16 — Related-Party Transactions, for a discussion of transactions with ZPS during year ended June 30, 2013.
In conjunction with the acquisitions of 360networks and Arialink during the year ending June 30, 2012, the Company spun-off certain of the operations acquired to Holdings as described in Note 3 – Acquisitions. Holdings subsequently contributed the spun-off net assets to Onvoy Voice Services, Inc. ("OVS") and Zayo Enterprise Networks LLC ("ZEN"). Since the net assets and related operations were spun-off concurrent with the closing of the acquisitions, there were no historical results reported by the Company requiring discontinued operations presentation.
On April 1, 2011, the Company completed a spin-off of ZEN, a business unit that provides managed services. The Company distributed all of the assets and liabilities of ZEN on the spin-off date to Holdings.
Consistent with discontinued operations reporting provisions of ASC 205-20, Discontinued Operations, management discontinued all significant cash flows and continuing involvement with respect to the ZPS operations effective September 30,

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

2012 and ZEN operations effective April 1, 2011. Therefore, for the year ended June 30, 2013 and June 30, 2011, the results of the operations of ZPS and ZEN have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” in the accompanying consolidated statements of operations.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Year Ended June 30,
	2013	2012	2011
Revenues	$6,474	$—	$16,722
Earnings before income taxes	3,011	—	1,537
Income tax expense	1,203	—	638
Earnings from discontinued operations, net of income taxes	$1,808	$—	$899
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses which ZPS recognized during Fiscal 2013 from transactions with other Zayo Group subsidiaries.
(5) INVESTMENT
In connection with the AFS acquisition, the Company acquired an ownership interest in USCarrier. USCarrier is a provider of transport services such as Ethernet and Wavelength primarily to other telecommunications providers. As of June 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. As discussed in Note 3 – Acquisitions, on August 15, 2012, the Company entered into an agreement with the other equity holders of USCarrier to acquire the remaining equity interest in USCarrier. On October 1, 2012, the transaction was consummated and the Company acquired the remaining outstanding equity interest in USCarrier.
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
Based on the agreed upon purchase price of the remaining outstanding equity interests included in the August 15, 2012 purchase agreement, the fair value of the Company’s ownership interest in USCarrier was determined to be $12,827, and as such, the Company wrote-down the carrying value of its investment in USCarrier of $15,075 to its fair value and recognized an impairment of $2,248 during the year ended June 30, 2012.
At the time of the AFS merger, management estimated the fair value of its interest in USCarrier to be $15,075. In valuing the Company’s interest in USCarrier, management used both an income- and market- based approach to estimate the acquisition date fair value. Subsequent to the AFS merger and prior to purchasing the remaining equity interest in US Carrier, the Company did not received any dividend payments from USCarrier nor did the Company invest any additional capital in USCarrier.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated
	useful lives	As of June 30,
	(in years)	2013	2012
Land	N/A	$712	$490
Building leasehold and site improvements	15 to 20	50,094	26,368
Furniture, fixtures and office equipment	3 to 7	4,223	1,377
Computer hardware	3 to 5	14,130	3,512
Software	3	7,623	3,334
Machinery and equipment	5 to 7	58,364	12,222
Fiber optic equipment	8	483,508	233,424
Circuit switch equipment	10	11,173	9,594
Packet switch equipment	5	41,133	24,219
Fiber optic network	15 to 20	1,934,948	518,049
Construction in progress	N/A	249,168	91,239
Total		2,855,076	923,828
Less accumulated depreciation		(443,856)	(169,090)
Property and equipment, net		$2,411,220	$754,738
Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2013, 2012 and 2011 was $280,113, $70,357 and $47,905, respectively.
Included within the Company’s property and equipment balance are assets under capital leases with a cost of $13,219 and $17,751 with associated accumulated depreciation of $3,722 and $4,988 as of June 30, 2013 and 2012, respectively. The Company recognized depreciation expense associated with assets under capital leases of $1,781, $1,377 and $1,272 for the years ended June 30, 2013, 2012 and 2011, respectively. During Fiscal 2013, the Company wrote off $12,121 of capital lease assets (with associated accumulated depreciation of $3,047) in connection with the AboveNet and First Telecom acquisitions.
     During the years ended June 30, 2013 and 2012, the Company received a total of $9,319 and $22,826, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program (“the Program”) for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. As of June 30, 2013, the Company anticipates the receipt of $25 in grant money related to grant agreements entered into under the Program, which will offset capital expenditures in future periods. See Note 15 – Commitments and Contingencies—Other Commitments.
During the years ended June 30, 2013, 2012 and 2011, the Company capitalized interest in the amounts of $12,970, $5,472, and $3,691, respectively. The Company capitalized $28,613, $9,373, and $6,230 of direct labor costs to property and equipment accounts during the years ended June 30, 2013, 2012 and 2011, respectively.

(7)	GOODWILL
The Company’s goodwill balance was $682,775 and $193,803 as of June 30, 2013 and 2012, respectively. Additions to goodwill during the year ended June 30, 2013 relate to the acquisitions of AboveNet, FiberGate, USCarrier, First Telecom, Litecast, and Core NAP (See Note 3 – Acquisitions).
The Company’s reportable segments are comprised of its reporting units. Historically, the Company operated as three strategic product groups: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). Effective January 1, 2013, the Company implemented certain changes to its organizational structure that resulted in the disaggregation of the legacy ZB strategic product group into five separate reportable segments: Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP") and Zayo Mobile Infrastructure Group ("MIG") (See Note 17 - Segment Reporting). Upon the January 1, 2013 disaggregation of the legacy ZB segment, the goodwill balance of the ZB segment was re-allocated to the newly formed segments based upon a relative fair value allocation method. Effective January 1, 2013, the Company also changed the name of its legacy ZFS segment to Zayo Dark Fiber ("Dark Fiber"). The following table reflects the allocation of goodwill acquired in the Company's Fiscal 2013 acquisitions to the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Company's legacy reporting units and the allocation of the legacy ZB goodwill balance to each of the Company's newly formed reportable segments:

	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	Dark Fiber	zColo	Total
As of June 30, 2011	$—	$—	$—	$—	$—	$72,062	$12,082	$836	$84,980
Additions
Arialink	—	—	—	—	—	2,743	1,010	—	3,753
360networks	—	—	—	—	—	50,952	49,383	—	100,335
MarquisNet	—	—	—	—	—	—	—	4,735	4,735
As of June 30, 2012	—	—	—	—	—	125,757	62,475	5,571	193,803
Additions:
AboveNet	—	—	—	—	—	345,929	23,288	5,114	374,331
FiberGate	—	—	—	—	—	—	53,783	—	53,783
USCarrier	—	—	—	—	—	4,208	855	313	5,376
First Telecom	—	—	—	—	—	64	44,864	8	44,936
Litecast	—	—	—	—	—	1,557	8,277	34	9,868
Core NAP	—	—	—	—	—	—	—	5,674	5,674
Change in reportable segments	216,576	50,416	91,986	80,340	38,419	(477,737)	—	—	—
Other adjustments	(557)	(130)	(236)	(208)	(106)	—	(2,287)	—	(3,524)
Foreign currency translation	(155)	—	(42)	(60)	—	222	(1,164)	(51)	(1,472)
As of June 30, 2013	$215,864	$50,286	$91,708	$80,072	$38,313	$—	$190,091	$16,663	$682,775
Refer to Note 3 - Acquisitions for discussion of adjustments recorded to the previously reported allocation of purchase consideration associated with prior year and current year acquisitions. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2012 and the Company's Quarterly Reports of Form 10-Q for the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013 that related to facts and circumstances in existence at the respective acquisition dates.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of June 30, 2013 and 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$715,730	$(84,570)	$631,160
Tradenames	1,179	(590)	589
Underlying rights	1,075	(54)	1,021
	717,984	(85,214)	632,770
Indefinite-Lived Intangible Assets
Certifications	3,488	—	3,488
Total	$721,472	$(85,214)	$636,258
June 30, 2012
Finite-Lived Intangible Assets
Customer relationships	$167,917	$(42,928)	$124,989
Tradenames	548	(320)	228
	168,465	(43,248)	125,217
Indefinite-Lived Intangible Assets
Certifications	3,488	—	3,488
Total	$171,953	$(43,248)	$128,705
     The weighted average amortization period for the Company’s customer relationships and trade name assets is 17.84 years and 2.7 years, respectively. The Company has determined that the certifications have indefinite lives. The amortization period for underlying rights is 20.0 years. The amortization of intangible assets for the years ended June 30, 2013, 2012 and 2011 was $42,567, $14,604 and $12,558, respectively.
During the years ended June 30, 2013 and 2012, the Company wrote off $548 and $9,335 in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows:

Year Ended June 30,
2014	41,920
2015	38,950
2016	38,856
2017	38,856
2018	38,856
Thereafter	435,332
Total	$632,770

(9)	LONG-TERM DEBT
On December 1, 2011 the Company and Zayo Capital, Inc. (“Zayo Capital”), a 100% owned finance subsidiary of the Company that does not have independent assets or operations, entered into a $315,000 senior secured term loan facility (the “Original Term Loan Facility”). The net proceeds from the Original Term Loan were approximately $296,523 after deducting the discount on the Original Term Loan Facility of $9,450 and debt issuance costs of approximately $9,027. The Original Term Loan Facility was being accreted to its par value over the term of the loan as additional interest expense using the effective interest rate method. The proceeds of the Original Term Loan Facility were used to partially fund the acquisition of 360networks (See Note 3 – Acquisitions). The Original Term Loan Facility had a maturity date of September 15, 2016 and the borrowings thereunder bore interest at varying levels based on the London Interbank Offered Rate (“LIBOR”) plus a spread of 5.5% (subject to a minimum LIBOR rate of 1.5%) or a specified base rate plus a spread of 4.5%. As of June 30, 2012, the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

applicable interest rate on the Term Loan was 7.0%. The balance on the Original Term Loan Facility was $305,159, net of the unamortized discount of $8,265, as of June 30, 2012. The Original Term Loan Facility was refinanced in July 2012.
In March 2010, the Company co-issued, with Zayo Capital (at an issue price of 98.779%), $250,000 of Senior Secured Notes. These Notes bore interest at 10.25% annually and were due on March 15, 2017. The net proceeds from the Original Notes were approximately $239,050 after deducting the discount on the Notes of $3,052 and debt issuance costs of approximately $7,898. In September 2010, the Company completed an offering of an additional $100,000 in Notes (at an issue price of 103%). These Notes were part of the same series as the $250,000 Senior Secured Notes (collectively, the "Original Notes") and also bore interest at a rate of 10.25% and were due on March 15, 2017. The net proceeds from this debt issuance were approximately $98,954 after adding the premium on the Notes of $3,000 and deducting debt issuance costs of approximately $4,046. The Company used a portion of the proceeds from this issuance of the Notes to fund the merger with AFS (see Note 3 – Acquisitions). The Original Notes were being accreted to their par value over the term of the Original Notes as an increase or decrease to interest expense using the effective interest method until they were redeemed in July 2012.
In March 2010, the Company also entered into a revolving line-of-credit (the “Original Revolver”). Concurrent with offering the $100,000 of Notes in September 2010, the Company amended the terms of its Original Revolver to increase the borrowing capacity from $75,000 to $100,000 (adjusted for letter of credit usage). The Company capitalized $2,248 in debt issuance costs associated with the amended Original Revolver.
As of June 30, 2012, $30,000 was outstanding under the Original Revolver. Standby letters of credit were outstanding in the amount of $6,166. Outstanding letters of credit backed by the Original Revolver accrued interest at a rate ranging from 3.5% to 4.5% per annum based upon the Company’s leverage ratio. As of June 30, 2012, the interest rate on the outstanding Original Revolver balance was 4.2%. The Original Revolver was paid off in July 2012.
As of June 30, 2012, the Company’s debt obligations included the Original Notes with a balance of $350,122 (net of unamortized premiums and discounts of $122), the Original Term Loan Facility with a balance of $305,159 (net of unamortized discount of $8,266) and $30,000 outstanding under the Company’s Original Revolver.
On July 2, 2012, the Company and Zayo Capital issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, the Company also entered into a $250,000 senior secured revolving credit facility (the "Revolver") and a $1,620,000 senior secured term loan facility, issued at a $30,000 discount, which accrues interest at floating rates (the “Term Loan Facility”); the rate on the Term Loan Facility was initially subject to a floor of 7.125%. A portion of the net proceeds from the Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 8 – Equity), were used to extinguish the Company’s previously existing term loan and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s $350,000 outstanding aggregate principal amount of previously issued notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.
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
On October 5, 2012, the Company and Zayo Capital entered into a second amendment (the “Second Amendment”) to the agreement governing its Term Loan Facility (the "Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Company’s Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment set a floor on the Term Loan Facility’s interest rate at 5.25%. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.
On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Company’s Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, the Company’s Revolver, which was undrawn as of June 30, 2013, will bear interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio (the “Revolving Loan LIBOR Spread”), which represents a downward

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).
In connection with the aforementioned amendments, the Company incurred early redemption call premiums of $16,200 and $16,119 for the Second Amendment and Fourth Amendment, respectively. The early redemption call premium was paid with cash on hand to a syndicate of creditors in the Company’s Term Loan Facility. Prior to the consummation of the amendments, the Company requested the consent of all creditors holding balances in the Company’s Term Loan Facility to the amended terms. $15,261 and $15,040 of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, have been accounted for as additional debt issuance costs during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $939 and $1,079 associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments such that the full amount of the Company's term loan commitments were replaced in both the Second and Fourth Amendments. The principal payment of $344,452 to the non-consenting creditors is reflected on the consolidated statement of cash flows as a principal payment on long-term debt, and the corresponding $344,452 received from new creditors is reflected as proceeds from issuance of long-term debt.
In connection with the amendments, the Company recognized an expense of $12,278 during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.
The interest rates in effect on the Term Loan Facility and Revolver as of June 30, 2013 were 4.50% and 3.27%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.
The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4,050 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement, and no such payment was required during the year ending June 30, 2013.
As of June 30, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,580,705 (net of an unamortized discount of $23,343).
     In October 2010, in connection with the AFS merger, the Company provided the former owners of AFS with a promissory note in the amount of $4,500. The Company recorded this note at its fair value on the acquisition date, which was determined to be $4,141. Management estimated the imputed interest associated with this note on the acquisition date to be $359, which was recognized over the term of the promissory note. During the years ended June 30, 2013, 2012, and 2011, the Company recognized interest expense and a corresponding increase to the promissory note obligation of $59, $174, and $126, respectively. The promissory note was non-interest bearing and was paid in full in October 2012.
As of June 30, 2013, no amounts were outstanding on the Company’s Revolver. Standby letters of credit were outstanding in the amount of $6,561 as of June 30, 2013, leaving $243,439 available under the Revolver as of June 30, 2013. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

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
The indentures governing the Company's Notes limit any increase in the Company's secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times the Company's previous quarter's annualized modified EBITDA, as defined in the indentures, and limit the Company's incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter's annualized modified EBITDA.
The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2013 and 2012.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

In the event of an equity offering to the public, at any time prior to July 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Company's indenture at a redemption price of 108.125% (for the Senior Secured Notes) and 110.25% (for the Senior Unsecured Notes) of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
The Company, at any time prior to August 28, 2013, may voluntarily make prepayments against the principal balance of the Term Loan Facility. If the source of such prepayments is from proceeds of Funded Debt (as defined in the Credit Agreement), having a lower interest rate than the applicable Term Loan Facility rate, such prepayments will be accompanied by a premium payment of 1.0% of the aggregate prepayment amount. The Company may make prepayments on the Term Loan Facility at any time without incurring a 1.0% premium charge if the prepayment is from a source other than Funded Debt having a lower interest rate than the applicable Term Loan Facility rate, and at any time after August 28, 2013, regardless of the source.
Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2013:

Year Ended June 30,
2014	16,200
2015	16,200
2016	16,200
2017	16,200
2018	16,200
Thereafter	2,772,800
Total	$2,853,800
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital which does not have independent assets or operations.
Debt issuance costs
In connection with the Notes offering, Revolver and the amended Term Loan Facility and subsequent Fiscal 2013 amendments, the Company incurred debt issuance costs of $130,148. These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are immediately expensed.
Unamortized debt issuance costs of $19,706 and $22,561 associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the year ended June 30, 2013 upon the settlement of the Company’s previous debt obligations in July 2012 and material amendment to the Company's existing debt obligations in October 2012 and February 2013, respectively. The balance of debt issuance costs as of June 30, 2013 and 2012 was $98,960 and $19,706, net of accumulated amortization of $11,482 and $6,187, respectively. Interest expense associated with the amortization of debt issuance costs was $11,482, $3,441, and $2,220 for the years ended June 30, 2013, 2012 and 2011, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

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
Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the year ended June 30, 2013, $2,642 was recorded as a decrease in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $2,642 is included in “Other long term assets” in the Company’s consolidated balance sheet as of June 30, 2013.
(10)INCOME TAXES
The Company, a limited liability company, is taxed at the Holdings level. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these consolidated financial statements.
The Company’s (benefit)/provision for income taxes is summarized as follows:

	Year Ended June 30,
	2013	2012	2011
Federal income taxes – current	$—	$(625)	$—
Federal income taxes – deferred	(25,598)	22,206	10,140
Federal income taxes	(25,598)	21,581	10,140

State income taxes – current	1,661	(945)	1,449
State income taxes – deferred	(3,649)	8,921	953
State income taxes	(1,988)	7,976	2,402

Foreign income taxes – current	—	—	—
Foreign income taxes – deferred	3,540	—	—
Foreign income taxes	3,540	—	—

(Benefit)/provision for income taxes	$(24,046)	$29,557	$12,542
The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as stock-based compensation expense that is recorded as an expense for financial reporting purposes but is not deductible for tax purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2013, 2012 and 2011 are as follows:

	Year ended June 30,
	2013	2012	2011
Expected (benefit)/provision at the statutory rate	$(59,046)	$8,298	$2,566
Increase due to:
Non-deductible stock-based compensation	35,576	8,685	7,824
State income taxes (benefit)/provision, net of federal benefit	(2,201)	5,184	1,564
Transactions costs not deductible for tax purposes	1,257	1,416	294
Provision for uncertain tax positions, net	—	5,808	—
State NOL adjustment	2,788	—	—
Change in effective tax rate	—	459	—
Foreign tax rate differential	(2,264)	—	—
Other, net	(156)	(293)	294
(Benefit)/provision for income taxes	$(24,046)	$29,557	$12,542
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of June 30,
	2013	2012
Deferred income tax assets
Net operating loss carry forwards	$533,558	$110,795
Alternate minimum tax credit carryforwards	181	102
Deferred revenue	99,241	30,620
Accrued expenses	19,573	5,210
Other liabilities	5,108	3,136
Allowance for doubtful accounts	3,203	624
Lease impairment liability	4,017	—
Other	3,931	20
Total deferred income tax assets	668,812	150,507
Valuation allowance	—	(6,471)
Net deferred tax assets	668,812	144,036
Deferred income tax liabilities
Property and equipment	331,511	65,376
Intangible assets	220,551	38,028
Debt issuance costs	31,674	—
Investment in unconsolidated subsidiary	—	3,927
Total deferred income tax liabilities	583,736	107,331
Net deferred income tax asset	$85,076	$36,705
As of June 30, 2013, the Company had $1,375,906 of net operating loss ("NOL") carry forwards. During the year ending June 30, 2012, the Company utilized $19,520 of NOLs. After completing a Section 382 NOL limitation study for the 360networks acquisition, it was determined that $157,618 of NOL carryforwards would never be realized due to limitation and were therefore recorded as an adjustment to the net deferred tax assets recognized in the purchase price allocation for 360networks (see Note 3 - Acquisitions). The Company acquired $1,008,755 of NOL carryforwards in the AboveNet acquisition. The acquisition, however, was considered a “change in ownership” within the meaning of Section 382 of the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Internal Revenue Code and, as a result, such NOL carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation. Currently available NOL carryforwards as of June 30, 2013 are approximately $400,578. In acquisition accounting, the aforementioned acquired NOL carryforwards and associated deferred tax assets were initially recorded net of amounts that would expire unused as a result of the estimated Section 382 annual limitations. The Company's NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032.
As of June 30, 2013, the Company had approximately of $1,162 foreign jurisdiction net operating loss carry forwards. The majority of these foreign jurisdiction net operating loss carry forwards do not expire.
As of June 30, 2013, the Company had tax-effected state net operating loss carry forwards of approximately $58,189, which are subject to limitations on their utilization and have various expiration periods through 2032.
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
Uncertain Tax Positions
The Company is subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in the Company owing additional income taxes. The statute of limitations is open with respect to tax years 2008 to 2012; however, to the extent that the Company has an NOL balance which was generated in a tax year outside of this statute of limitations period, such tax years will remain open until such NOLs are utilized by the Company. The Company establishes reserves when management believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefits. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The application of income tax law is inherently complex and as such, it requires many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time; as such, changes in these subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of operations. As of June 30, 2013 and 2012, there was no accrued interest or penalties related to uncertain tax positions since the Company’s NOL carryforwards are sufficient to absorb any tax deficiencies that may ultimately be due if the Company’s uncertain tax positions are settled with the taxing authorities.
The Company has reduced its NOL carryforward for known tax exposures, which is referred to herein as "reserves". As of June 30, 2013, the total amount of the reserves for uncertain tax positions was $5,808. The Company’s tax reserves reflect management’s estimate of the maximum amount of tax benefit that is more likely than not of being realized. While the Company believes its reserves are adequate to cover its known uncertain tax positions, there can be no assurance that in all instances, tax positions challenged by a taxing authority will be resolved for an amount that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense includes (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax position, and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax position during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.
     Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and as a result of the substantial NOL carryforwards, are netted against the Company’s deferred tax asset balance in the consolidated balance sheets. A reconciliation of the beginning

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	As of June 30,
	2013	2012
Balance as of July 1,	$6,416	$—
Increases—positions taken in current period	—	—
Increases—positions taken in prior periods	—	6,416
Increases—acquisitions	—	—
Decreases—positions taken in prior periods	—	—
Decreases—settlements with taxing authorities	—	—
Decreases—lapse of applicable statute of limitations	—	—
Balance as of June 30,	$6,416	$6,416

(11) ACCRUED LIABILITIES
Accrued liabilities included in current liabilities consisted of the following:

	Year Ended June 30,
	2013	2012
Accrued compensation and benefits	$10,357	$5,204
Accrued property and equipment purchases	26,301	11,128
Network expense accruals	46,704	5,891
Other accrued taxes	11,095	3,492
Deferred lease obligations	2,709	955
Accrued professional fees	2,547	3,158
Other accruals	16,219	16,007
Total	$115,932	$45,835

(12)	EQUITY
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
During the years ended June 30, 2013, 2012 and 2011, CII contributed $345,013, $134,796, and $36,450, respectively, in cash to the Company through Holdings. CII funded these amounts primarily from equity contributions from its investors.
In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,274, net of $1,976 in costs associated with raising the additional equity. In June 2012, $133,150 of the proceeds (net of fees) from the equity raised were contributed to the Company, and the remaining $337,124 was contributed during the year ended June 30, 2013. As of July 2, 2012, the equity commitments from CII’s investors had been fulfilled. During the year ended June 30, 2013, CII contributed an additional $7,968 in cash to the Company. The source of the additional cash contribution was dividend payments received from CII's other subsidiaries.
As discussed in Note 13 — Stock-Based Compensation, during the year ended June 30, 2012, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

employees of the Company was $9,080. The distribution was funded by CII, which resulted in a non-cash capital contribution to the Company and is reflected as such in the consolidated statement of member’s equity during the year ended June 30, 2012.
During the year ended June 30, 2012, CII and the Company agreed to settle a related party payable due to CII in the amount of $15,541 via a non-cash equity contribution. This contribution is reflected in the consolidated statement of member’s equity in the caption “Non-cash contributions/distributions to Parent, net.”
ZEN was spun-off from the Company on April 1, 2011 to Holdings, the Company’s parent (see Note 4 – Spin-off of Business). As a result of the spin-off the Company’s member’s interest account was reduced by the carrying value of ZEN on the spin-off date of $6,368 during the year ended June 30, 2011.
As discussed in Note 4 – Spin-off of Business, the Company completed a spin-off of ZPS to Holdings on September 30, 2012. As a result of the spin-off, member’s interest was reduced by $26,659, the carrying value of the net assets of ZPS on the spin-off date, as reflected in the consolidated statements of member’s equity for the period ended June 30, 2013.
Holdings is the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Subsequent to spinning the ZEN operations to Holdings, Holdings contributed the assets and liabilities of the historical ZEN segment to Onvoy. Holdings allows for the sharing of Holdings’ NOL carry forwards between the Company and Onvoy. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entity’s member’s equity. During the years ended June 30, 2013, 2012 and 2011, the Company’s member’s equity balance decreased by $4,127, $3,402 and $2,598, respectively, as a result of transferring net deferred tax assets or liabilities to Onvoy.
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

(13)	STOCK-BASED COMPENSATION
Liability Classified Awards
The Company has been given authorization by CII to award 525,000,000 of CII's common units as profits interests to employees and directors of the Company.
As of June 30, 2012, CII had six classes of common units with different liquidation preferences - Class A through Class F units. During the year ended June 30, 2013, CII issued two additional classes of common units: Class G and Class H. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. At June 30, 2013, 461,204,980 common units of CII were issued and outstanding to employees and directors of the Company and 63,795,020 common units of CII were available to be issued. At June 30, 2012, 169,083,792 common units were issued and outstanding to employees and directors of the Company and 355,916,208 common units were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

As of June 30, 2013 and 2012, the estimated fair value of the common units was as follows:

	As of June 30,
Common Unit Class	2013	2012
	(estimated per unit value)
Class A	$1.50	$0.92
Class B	$1.34	$0.81
Class C	$1.14	$0.68
Class D	$1.10	$0.65
Class E	$0.95	$0.55
Class F	$0.75	$0.49
Class G	$0.46	n/a
Class H	$0.38	n/a
The liability associated with the common units was $158,520 and $54,367 as of June 30, 2013 and 2012, respectively. The stock-based compensation expense associated with the common units was $104,195, $25,382, and $23,490 during the years ended June 30, 2013, 2012 and 2011, respectively.
The Company's stock-based compensation relates to employees functioning in the selling, general and administrative capacity. The Company presents stock-based compensation as a separate component of selling, general and administrative expenses on the consolidated statement of operations due to the size and volatility of the non-cash expense.
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
Each class of common units has a liquidation threshold. Holders of a respective class of common units begin to receive a portion of the proceeds from a liquidity event once the aggregate distributions previously made with respect to issued common units of earlier classes are equal to or greater than the respective common unit classes liquidation threshold. Common unit holders of each of the following classes begin sharing in the proceeds of a liquidation event once the total amount distributed to early classes reaches the following liquidation thresholds:

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15,000
Class C	40,000
Class D	45,000
Class E	75,000
Class F	95,000
Class G	235,000
Class H	290,000
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

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
The following table represents the activity as it relates to common unit issuances and forfeitures during the years ended June 30, 2013, 2012 and 2011.

	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Class H	Totals
Balance at June 30, 2010	47,438,787	18,254,500	3,292,718	—	—	—	—	—	68,986,005
Common units issued	—	500,000	—	32,536,673	10,445,905	—	—	—	43,482,578
Common units forfeited	(341,659)	(1,506,980)	(505,000)	(147,203)	(155,000)	—	—	—	(2,655,842)
Balance at June 30, 2011	47,097,128	17,247,520	2,787,718	32,389,470	10,290,905	—	—	—	109,812,741
Common units issued	—	—	—	—	—	63,450,000	—	—	63,450,000
Common units forfeited	—	(318,749)	(610,936)	(1,740,931)	(808,333)	(700,000)	—	—	(4,178,949)
Balance at June 30, 2012	47,097,128	16,928,771	2,176,782	30,648,539	9,482,572	62,750,000	—	—	169,083,792
Common units issued	—	—	—	—	—	2,500,000	192,747,213	118,930,832	314,178,045
Common units forfeited	(50,000)	(42,917)	(24,999)	(732,944)	(51,389)	(3,038,056)	(17,001,364)	(1,115,188)	(22,056,857)
Balance at June 30, 2013	47,047,128	16,885,854	2,151,783	29,915,595	9,431,183	62,211,944	175,745,849	117,815,644	461,204,980

The following table represents the activity as it relates to common units vested since the Company’s inception:

							As of June 30, 2013
Common Units Vested	Year ended June 30,							Un-vested and
	2008	2009	2010	2011	2012	2013	Total Vested	Outstanding
Class A	14,602,642	12,968,534	12,573,357	6,523,678	278,499	100,418	47,047,128	—
Class B	—	—	5,523,680	4,868,342	4,174,457	1,765,438	16,331,917	553,937
Class C	—	—	239,583	750,267	517,236	481,021	1,988,107	163,676
Class D	—	—	—	5,200,091	9,848,175	9,220,808	24,269,074	5,646,521
Class E	—	—	—	263,405	3,465,003	2,856,349	6,584,757	2,846,426
Class F	—	—	—	—	8,701,389	18,721,790	27,423,179	34,788,765
Class G	—	—	—	—	—	53,699,599	53,699,599	122,046,250
Class H	—	—	—	—	—	12,826,164	12,826,164	104,989,480
Total Vested	14,602,642	12,968,534	18,336,620	17,605,783	26,984,759	99,671,587	190,169,925	271,035,055
As of June 30, 2013 and 2012, respectively, the Company had 271,035,055 and 78,585,454 common units that were unvested and outstanding. As of June 30, 2013, the fair value of unvested common units issued to employees and independent directors was $131,973. The unvested shares at June 30, 2013 will become fully vested over the next three years.
The Company utilizes a probability-weighted estimated return method to value the common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The estimated fair value of the common units is based on a probability-weighted present value of expected future proceeds to CII’s shareholders, considering certain potential liquidity scenarios available to CII’s investors as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the probability of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that were considered by management were remaining a private company with the same ownership, a

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

sale or merger, and an initial public offering (“IPO”). The income approach utilized under the remaining private scenario was based on management's projected future cash flows and was discounted at a market participant weighted-average cost of capital. The market-based approach, utilized under the IPO and sale scenarios, estimates the fair value of CII’s equity based on observable multiples of revenue and EBITDA paid by investors and acquirers of interests of comparable companies in the public and private markets. These observable revenue and EBITDA multiples are applied to projected twelve-month revenue and EBITDA amounts at the dates of the potential exit events and discounted back using CII’s estimated cost of equity. The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units.
Equity Classified Awards
CII has issued preferred units to certain Zayo Group executives and directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and Directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company's member interest account of $853, $871, and $820 for the years ended June 30, 2013, 2012 and 2011, respectively.
During fiscal year 2008, CII issued 6,400,000 preferred units in CII to the two founders of the Company, one of whom is the Company’s current CEO. The vesting for these units was completed in September 2010. Management estimated the fair value of the equity awards on the grant date to be $6,400. Stock-based compensation expense recognized in connection with these Class A units issued for the year ended June 30, 2011 was $240. These preferred units were in lieu of any significant cash compensation to the founders during the period beginning on May 1, 2007 and ending October 31, 2010.
In June 2010, CII issued 136,985 preferred units to two of the Company’s Board members. The preferred units issued vested over a period of three years. Management estimated the fair value of the equity awards on the grant date to be $312. In March 2011, one of these Board members resigned from his position resulting in a forfeiture of the 63,926 preferred units issued to the Board member. The grant date fair market value of the 73,059 preferred units issued to the remaining Board member was determined to be $167. Stock-based compensation expense recognized for this grant during the years ended June 30, 2013, 2012 and 2011 was $51, $69 and $42, respectively.
     In December 2010, CII issued 390,000 preferred units to the Company’s CEO. Management estimated the fair value of the equity awards on the grant date to be $967 based on a weighted average of various market and income based valuation approaches. The Company recognizes the related expense over the vesting period of three years which began October 31, 2010. In January 2011, CII issued an additional 580,000 preferred units to the CEO. The Company estimated the fair value of these equity awards on the grant date to be $1,438 and the Company recognizes the related expense over a vesting period of three years which began October 31, 2010. The preferred units issued to the Company’s CEO are in lieu of any significant cash compensation for the executive during the three year vesting period ending October 31, 2013. Stock-based compensation expense recognized for these preferred units during the years ended June 30, 2013, 2012 and 2011 was $802, $802 and $535, respectively.
(14) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2013 and 2012 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed, net of unamortized discounts or premiums and was $1,250,000 and $350,122 as of June 30, 2013 and 2012, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of June 30, 2013 and 2012 was estimated to be $1,364,375 and $392,600, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.
     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,580,705 and $305,159 as of June 30, 2013 and 2012, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.50%. Since management does not believe that the Company’s credit quality has changed significantly since

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

the date when the amended Term Loan Facility was entered into and subsequently repriced, its carrying amount approximates fair value. Without giving effect to the Company's interest rate swap which goes into effect July 1, 2013, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16,079.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. A change in the fair value of the interest rate swaps of $2,642 was recorded as a decrease to interest expense during the year ended June 30, 2013. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $26.6 million.
The carrying value of the Company’s Revolver as of June 30, 2012 reflected the balance outstanding, which was $30,000. Based on current market interest rates for debt of similar terms, the carrying value of the Revolver as of June 30, 2012 approximated fair value as the interest rate for the Revolver was variable based upon either a base rate or a Eurodollar rate plus an applicable margin and management did not believe that the Company’s credit quality has changed significantly since the date at which the Revolver was entered into. As of June 30, 2013, there is no balance currently outstanding under the Company's current Revolver.
The Company recorded its promissory note with the previous owners of AFS at its fair value on the acquisition date, which was determined to be $4,141. As of June 30, 2012, management estimated the imputed interest associated with this note to be $359, which was amortized to interest expense through October 2012 the due date of the note. The fair value of this promissory note was not re-measured each reporting period; however, based on current interest rates for debt instruments with similar maturity dates, the June 30, 2012 book value of the AFS promissory note approximated fair value.
The Company records its interest rate swaps and stock-based compensation liability at their estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2013	June 30, 2012
Assets Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$2,642	—
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$158,520	$54,367

(15)	COMMITMENTS AND CONTINGENCIES
Capital Leases
Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year Ended June 30,
2014	$7,166
2015	2,444
2016	1,426
2017	1,301
2018	758
Thereafter	2,535
Total minimum lease payments	15,630
Less amounts representing interest	(2,463)
Less current portion	(6,600)
Capital lease obligations, non-current	$6,567

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Operating Leases
The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $87,090, $45,885 and $38,375 for the years ended June 30, 2013, 2012 and 2011, respectively.
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
     Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year Ended June 30,
2014	$81,726
2015	65,750
2016	54,568
2017	47,305
2018	42,804
Thereafter	223,860
$516,013
Lease Termination Costs
During the fourth quarter of 2013, the Company recorded a charge for lease termination costs totaling $10,360 related to exit activities initiated for unutilized space associated with leased office and technical facilities, which was partially offset by a benefit related to the release of associated rent escalation accrual in the amount of $163. The net lease termination charge recorded during the year ended June 30, 2013 was $10,197. In connection with integration activities associated with acquisitions completed during fiscal years 2012 and 2013, the Company completed an analysis of existing and acquired facilities leases and determined that certain facilities under lease would not be used by the Company in the future. The charge has been included in operating costs and selling, general and administrative expenses. As of June 30, 2013, the remaining lease termination obligation associated with these facilities was $10,073, which is recorded net of expected sublease income of $2,952. The Company will periodically re-evaluate its assumptions used to estimate this obligation and may record adjustments prospectively as facts or circumstances change related to the impaired leased facilities.

A summary of the lease termination charges and related activity follows:

Lease Termination Liability (in thousands)
Balance as of June 30, 2012	—
Fiscal 2013 Charges	10,360
Fiscal 2013 Accretion	3
Fiscal 2013 Payments	(290)
Balance as of June 30, 2013	10,073

Lease Termination Liability- Short Term	2,054
Lease Termination Liability- Long Term	8,019

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Purchase Commitments
At June 30, 2013, the Company was contractually committed for $85,835 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
Outstanding Letters of Credit
As of June 30, 2013, the Company had $6,561 in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.
Other Commitments
In February 2010, the Company was awarded an NTIA Broadband Technology Opportunities Program grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 is to be funded by a government grant and approximately $6,285 is to be funded by the Company. In connection with this project, 626 route miles of fiber are to be constructed and lit. The Company began capitalizing certain pre-construction costs associated with this project in April 2010 and began receiving grant funds in May 2010. As of June 30, 2013, the Company has been reimbursed for $96 of expenses and $23,786 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project as of June 30, 2013. The Company completed this project on July 31, 2013.
In July 2010, the Company was awarded from the NTIA Broadband Technology Opportunities Program a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. As of June 30, 2013, The Company has been reimbursed for $121 of expenses and $11,646 of capital expenditures related to the Anoka Stimulus Project. The Company anticipates this project will be completed by December 2013.
In September 2011, the Company signed a sub-recipient agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA Broadband Technology Opportunities Program. The award of approximately $30,032 to Com Net will expand broadband services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of Zayo Group, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to Zayo Group’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30% match on the assets to which the Company will take ownership. The Company anticipates the project will be completed by November 2013. As of June 30, 2013, the Company has incurred $476 in capital expenditures associated with this project.
Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(16)	RELATED-PARTY TRANSACTIONS
As of July 1, 2011, the Company had a due to related-party balance with CII of $4,590. The liability with CII relates to an interest payment made by CII on the Company’s Notes. During the year ended June 30, 2012, CII made an additional interest payment of $10,951 on behalf of the Company. During the year ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15,541 through an increase in CII’s equity in the Company. The Company has not included these non-cash payments of interest in its statements of cash flows.
As of June 30, 2013 and 2012, the Company had a net receivable balance with Onvoy, Inc. ("Onvoy") in the amount of $622 and $103, respectively, related to services the Company provided to Onvoy.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

As discussed in Note 4 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition, to Holdings on September 30, 2012. As of June 30, 2013, the Company did not have a receivable balance due from ZPS related to services the Company had provided to ZPS. The receivable from ZPS relates to the net working capital surplus of $10,447 on the spin-off date that was transferred to ZPS. During the year ended June 30, 2013, the Company received $10,447 in payments from ZPS against a receivable related to the net working capital surplus of $10,447 on the spin-off date that was transferred to ZPS that was reimbursed to the Company during Fiscal 2013. Related payments from ZPS are reflected in cash flows from investing activities on the consolidated statement of cash flows during the year ended June 30, 2013.
Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS subsequent to their spin-off dates:

	Year Ended June 30,
	2013	2012	2011
Revenue	$11,505	$6,517	$4,983
Operating costs	461	498	404
Selling, general and administrative expenses	1,071	631	260
Net	$9,973	$5,388	$4,319
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

(17) SEGMENT REPORTING
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
The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately within the Company's footnotes to its financial statements presented in its filings on Form 10-K with the SEC. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The Company's segments, which are internally referred to as Strategic Product Groups, are the primary decision-making and governance organizations. Strategic Product Groups are structured around the services provided and operated with a high degree of autonomy and financial responsibility. Each Strategic Product Group is responsible for the revenue, costs and associated capital expenditures of their respective services. The Strategic Product Groups enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services. Strategic Product Groups operate across all of the Company's geographies.
The Company has historically operated as three segments: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). The ZB group provided primarily lit bandwidth infrastructure services, the zColo group provided colocation and connectivity services and the ZFS group provided dark fiber related services.
Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of our legacy ZFS group to Zayo Dark Fiber. As of June 30, 2013, the Company has seven Strategic Product Groups as described below:
•Zayo Dark Fiber ("Dark Fiber"). Through the Dark Fiber Strategic Product Group, the Company provides dark fiber and related services on portions of the fiber network and on newly constructed network. The Company provides dark fiber pairs to customers, who then light the fiber using their own optronic equipment, allowing the customer to manage bandwidth on their own metropolitan and long haul networks according to their specific business needs. As part of this service offering, the Company manages and maintains the underlying fiber network for the customer. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building. Customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks. The Company markets and sells dark fiber-related services under long-term contracts (averaging approximately fifteen years in length); customers either pay upfront for the fiber (generally referred to as an IRU or Indefeasible Right to Use) or on a monthly basis for the fiber. Fiber maintenance (or O&M) is generally paid on an annual or monthly recurring basis regardless of the form of the payment for the provision of the fiber. Recurring payments are fixed but many times include automatic annual price escalators intended to compensate for inflation.
•Zayo Wavelength Services ("Waves"). Through the Waves Strategic Product Group, the Company provides lit bandwidth infrastructure services to customers utilizing optical wavelength technology.  From a technological standpoint, the service is provided by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light. The Waves segment provides wavelength services in speeds of 1G, 2.5G, 10G, 40G, and 100G. The Waves Strategic Product Group also provides a dedicated wavelength service; that is, wavelengths on fibers that are not shared by between customers. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo SONET Services ("SONET"). The Company's Synchronous Optical Network Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54 Mb) to OC-192 (10 Gbps) of capacity. Customers are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo Ethernet Services ("Ethernet"). The Company's Ethernet Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a Waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination. Services are provided in speeds ranging from 10 Mb to 10 GigE. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo Internet Protocol Services ("IP"). The Company's Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient path and means. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10 Mb to 100G on a single port interface. Customers include regional telecommunications and cable carriers, enterprises, educational institutions and content companies. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.
•Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mb and above and is used by wireless service providers to enable 3G and 4G cellular services.  The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
•Zayo Colocation ("zColo"). Through the zColo Strategic Product Group, the Company provides network-neutral colocation and connectivity services in 25 data center and interconnection facilities across 19 markets throughout the United States.The zColo group manages approximately 175,000 square feet of billable colocation space as of August 31, 2013 within these 25 facilities. All facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of the Company's network neutral colocation offering are: space, power, interconnection and remote technical services. The Company sells space in half-racks, racks, cabinets, cages, and private suites and provides alternating current (“AC”) and direct current (“DC”) power at various levels. The power product is backed up by batteries and generators. As a network-neutral provider of colocation services, the Company provides customers with interconnection services, allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. The Company believes the interconnection offering is differentiated by intra-building dark fiber infrastructure connecting multiple suites in major U.S. carrier hotel locations and the Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market leveraging the metro fiber network. The Company also offers data center customers outsourced technical resources through our “remote hands” product. Customers can purchase packages of time or use technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and who choose to colocate in our key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers; Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The segment information for the year ended June 30, 2013 reflects the operating results of both the Company's new business segments and the legacy ZB segment. Segment information prior to July 1, 2012 has not been restated to reflect the Company's new business segments, as the Company began recording revenue and expense transactions at the new segment level effective July 1, 2012 and management has determined that it is impracticable to restate financial information prior to July 1, 2012 under the new business segments. The change to the Company's business units did not impact the comparability of the zColo or Dark Fiber segments. The following tables summarize significant financial information of each of the segments:

	For the year ended June 30, 2013
	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp/ elimination	Total
Revenue	$239,525	$130,086	$132,793	$90,274	$66,561	$659,239	$63,354	$294,750	$—	$1,017,343
Intersegment revenue	(19,645)	—	(172)	(230)	—	(20,047)	(8,557)	(654)	—	(29,258)
Revenue from external customers	219,880	130,086	132,621	90,044	66,561	639,192	54,797	294,096	—	988,085
Adjusted EBITDA (1)	116,472	58,080	69,661	48,621	36,700	329,534	22,614	202,384	(1,550)	552,982
Total assets	803,609	199,375	406,516	233,660	324,760	1,967,920	96,246	1,820,204	243,521	4,127,891
Capital expenditures, net of stimulus grant reimbursements	77,729	2,815	47,760	14,636	84,960	227,900	14,527	80,774	—	323,201
(1) During the fourth quarter, the Company recognized a charge of $10,197 for lease termination costs related to exit activities initiated for unutilized space associated with leased office and technical facilities, which was allocated by segment as follows: $2,831 for Waves, $159 for SONET, $1,912 for Ethernet, $1,002 for IP, $505 for MIG, $194 for zColo, and $3,594 for ZFS.

	For the year ended June 30, 2012
	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp/ elimination	Total
Revenue	n/a	n/a	n/a	n/a	n/a	$272,148	$43,251	$70,854	$—	$386,253
Intersegment revenue	n/a	n/a	n/a	n/a	n/a	(12)	(4,198)	—	—	(4,210)
Revenue from external customers	n/a	n/a	n/a	n/a	n/a	272,136	39,053	70,854	—	382,043
Adjusted EBITDA	n/a	n/a	n/a	n/a	n/a	128,527	17,563	48,419	11	194,520
Total assets	n/a	n/a	n/a	n/a	n/a	638,147	71,248	386,135	276,574	1,372,104
Capital expenditures, net of stimulus grant reimbursements	n/a	n/a	n/a	n/a	n/a	85,328	7,452	31,357	—	124,137

	For the year ended June 30, 2011
	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp/ elimination	Total
Revenue	n/a	n/a	n/a	n/a	n/a	$214,110	$33,899	$44,549	$—	$292,558
Intersegment revenue	n/a	n/a	n/a	n/a	n/a	(2,056)	(3,267)	—	—	(5,323)
Revenue from external customers	n/a	n/a	n/a	n/a	n/a	212,054	30,632	44,549	—	287,235
Total assets	n/a	n/a	n/a	n/a	n/a	491,685	52,973	211,315	34,448	790,421
Capital expenditures, net of stimulus grant reimbursements	n/a	n/a	n/a	n/a	n/a	99,062	1,543	11,919	—	112,524

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:
Reconciliation from net earnings/(loss) to Adjusted EBITDA

	For the year ended June 30, 2013
	Waves	SONET	Ethernet	IP	MIG		Legacy ZB	zColo	Dark Fiber	Corp/ elimination	Total
Net earnings/(loss)	$30,021	$28,484	$27,271	$31,895	$8,331		$126,002	$11,011	$30,680	$(310,450)	$(142,757)
Earnings from discontinued operations, net of taxes	—	—	—	—	—		—	—	—	(1,808)	(1,808)
Interest expense	261	29	92	35	67		484	92	448	201,440	202,464
Benefit for income taxes	—	—	—	—	—	—	—	—	—	(24,046)	(24,046)
Depreciation and amortization expense	72,836	21,941	33,437	10,881	20,936		160,031	8,071	154,578	—	322,680
Transaction costs	2,851	725	2,503	1,090	2,100		9,269	1,847	3,087	—	14,204
Stock-based compensation	10,503	6,901	6,358	4,720	5,266		33,748	1,593	13,591	56,116	105,048
Loss on extinguishment of debt	—	—	—	—	—		—	—	—	77,253	77,253
Foreign currency gain on intercompany loans	—	—	—	—	—		—	—	—	(55)	(55)
Adjusted EBITDA	$116,472	$58,080	$69,661	$48,621	$36,700		$329,534	$22,614	$202,384	$(1,550)	$552,982

	For the year ended June 30, 2012
	Waves	SONET	Ethernet	IP	MIG	Legacy ZB	zColo	Dark Fiber	Corp/ elimination	Total
Net earnings/(loss)	n/a	n/a	n/a	n/a	n/a	$62,354	$9,418	$22,010	$(99,631)	$(5,849)
Earnings from discontinued operations, net of taxes	n/a	n/a	n/a	n/a	n/a	—	—	—	—	—
Interest expense	n/a	n/a	n/a	n/a	n/a	857	213	28	49,622	50,720
Provision for income taxes	n/a	n/a	n/a	n/a	n/a	—	—	—	29,557	29,557
Depreciation and amortization expense	n/a	n/a	n/a	n/a	n/a	56,037	6,079	22,845	—	84,961
Transaction costs	n/a	n/a	n/a	n/a	n/a	4,867	534	1,229	—	6,630
Impairment of cost method investment	n/a	n/a	n/a	n/a	n/a	2,248	—	—	—	2,248
Stock-based compensation	n/a	n/a	n/a	n/a	n/a	2,164	1,319	2,307	20,463	26,253
Adjusted EBITDA	n/a	n/a	n/a	n/a	n/a	128,527	17,563	48,419	11	194,520

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The following is a summary of geographical information (dollars in thousands):

	For the year ended June 30,
	2013	2012	2011
Revenue from external customers:
United States	930,233	382,043	287,235
United Kingdom	57,488	—	—
Japan	364	—	—
	$988,085	$382,043	$287,235
Long-lived assets:
United States	3,115,673	955,711
United Kingdom	120,221	—
Japan	2	—
	$3,235,896	$955,711
The Company includes all non-current assets, except for goodwill, in its long-lived assets.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 9 – Long-Term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc., $750,000 Senior Secured Notes and $500,000 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisition of AboveNet.
The accompanying consolidating financial information has been prepared and is presented to display the components of the Company’s balance sheets, statements of operations and statements of cash flows in a manner that allows an existing or future holder of the Company’s Notes to review and analyze the current financial position and recent operating results of the legal subsidiaries that guarantee the Company’s debt obligations.
    The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Balance Sheet
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$83,608	$1,009	$3,531	$—	$88,148
Trade receivables, net	52,377	4,284	11,150	—	67,811
Due from related-parties	2,113	—	(384)	(1,107)	622
Prepaid expenses	14,768	1,634	2,786	—	19,188
Deferred income taxes	30,600	—	—	—	30,600
Other assets, current	2,843	6	2	—	2,851
Total current assets	186,309	6,933	17,085	(1,107)	209,220
Property and equipment, net	2,274,764	48,673	87,783	—	2,411,220
Intangible assets, net	585,590	18,695	31,973	—	636,258
Goodwill	620,812	15,055	46,908	—	682,775
Debt issuance costs, net	99,098	—	—	—	99,098
Deferred income taxes, net	60,036	—	—	—	60,036
Other assets	25,332	3,130	822		29,284
Related party receivable, long-term	10,427	—	—	(10,427)	—
Investment in subsidiary	216,224	—	—	(216,224)	—
Total assets	$4,078,592	$92,486	$184,571	$(227,758)	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	30,319	1,536	1,622	—	33,477
Accrued liabilities	103,780	5,376	6,776	—	115,932
Accrued interest	55,048	—	—	—	55,048
Capital lease obligations, current	1,493	5,107	—	—	6,600
Due to related-parties	25	—	1,082	(1,107)	—
Deferred revenue, current	33,170	701	2,106	—	35,977
Total current liabilities	240,035	12,720	11,586	(1,107)	263,234
Long-term debt, non-current	2,814,505	—	—	—	2,814,505
Related party debt, long-term	—	—	10,427	(10,427)	—
Capital lease obligations, non-current	6,487	80	—	—	6,567
Deferred revenue, non-current	318,188	3,850	4,142	—	326,180
Deferred income taxes, net	—	—	5,560	—	5,560
Stock-based compensation liability	154,435	2,794	1,291	—	158,520
Other long-term liabilities	11,511	8,311	70	—	19,892
Total liabilities	3,545,161	27,755	33,076	(11,534)	3,594,458
Member’s equity
Member’s interest	736,439	33,748	150,000	(216,224)	703,963

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Accumulated other comprehensive loss	—	—	(4,755)	—	(4,755)
(Accumulated deficit)/retained earnings	(203,008)	30,983	6,250	—	(165,775)
Total member’s equity	533,431	64,731	151,495	(216,224)	533,433
Total liabilities and member’s equity	$4,078,592	$92,486	$184,571	$(227,758)	$4,127,891

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Balance Sheet
June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$149,574	$1,119	$—	$—	$150,693
Trade receivables, net	28,992	2,711	—	—	31,703
Due from related-parties	247	27	—	(43)	231
Prepaid expenses	5,973	1,126	—	—	7,099
Deferred income taxes	6,018	—	—	—	6,018
Restricted cash	22,417	—	—	—	22,417
Other assets, current	4,422	7	—	—	4,429
Total current assets	217,643	4,990	—	(43)	222,590
Property and equipment, net	717,890	36,848	—	—	754,738
Intangible assets, net	107,539	21,166	—	—	128,705
Goodwill	186,357	7,446	—	—	193,803
Debt issuance costs, net	19,706	—	—	—	19,706
Investment in USCarrier	12,827	—	—	—	12,827
Deferred income taxes, net	30,687	—	—	—	30,687
Other assets, non-current	8,250	798	—	—	9,048
Investment in subsidiary	61,262	—	—	(61,262)	—
Total assets	$1,362,161	$71,248	—	$(61,305)	$1,372,104
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$4,440	$—	$—	$—	$4,440
Accounts payable	14,831	1,349	—	—	16,180
Accrued liabilities	43,123	2,712	—	—	45,835
Accrued interest	10,863	—	—	—	10,863
Capital lease obligations, current	1,138	10	—	—	1,148
Due to related-parties	43	—	—	(43)	—
Deferred revenue, current	22,356	584	—	—	22,940
Total current liabilities	96,794	4,655	—	(43)	101,406
Long-term debt, non-current	685,281	—	—	—	685,281
Capital lease obligations, non-current	10,470	—	—	—	10,470
Deferred revenue, non-current	145,590	1,073	—	—	146,663
Stock-based compensation liability	52,432	1,935	—	—	54,367
Deferred income taxes, net	—	—	—	—	—
Other long-term liabilities	5,745	2,323	—	—	8,068
Total liabilities	996,312	9,986	—	(43)	1,006,255
Member’s equity
Member’s interest	408,425	41,704	—	(61,262)	388,867
(Accumulated deficit)/retained earnings	(42,576)	19,558	—	—	(23,018)
Total member’s equity	365,849	61,262	—	(61,262)	365,849
Total liabilities and member’s equity	$1,362,161	$71,248	—	$(61,305)	$1,372,104

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$876,443	$62,469	$57,852	$(8,679)	$988,085
Operating costs and expenses
Operating costs, excluding depreciation and amortization	107,480	30,389	7,405	(8,679)	136,595
Selling, general and administrative expenses, excluding stock-based compensation	275,558	11,560	25,864	—	312,982
Stock-based compensation	102,145	1,569	1,334	—	105,048
Selling, general and administrative expenses	377,703	13,129	27,198	—	418,030
Depreciation and amortization	301,392	7,970	13,318	—	322,680
Total operating costs and expenses	786,575	51,488	47,921	(8,679)	877,305
Operating income	89,868	10,981	9,931	—	110,780
Other expense
Interest expense	(201,964)	(87)	(413)	—	(202,464)
Loss on extinguishment of debt	(77,253)	—	—	—	(77,253)
Other income, net	257	4	65	—	326
Equity in net earnings of subsidiaries	15,816	—	—	(15,816)	—
Total other expense, net	(263,144)	(83)	(348)	(15,816)	(279,391)
(Loss)/earnings before provision for income taxes	(173,276)	10,898	9,583	(15,816)	(168,611)
(Benefit)/provision for income taxes	(28,711)	—	4,665	—	(24,046)
(Loss)/earnings from continuing operations	(144,565)	10,898	4,918	(15,816)	(144,565)
Earnings from discontinued operations, net of income taxes	1,808	—	—	—	1,808
Net (loss)/earnings	$(142,757)	$10,898	$4,918	$(15,816)	$(142,757)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$342,990	$43,251	$—	$(4,198)	$382,043
Operating costs and expenses
Operating costs, excluding depreciation and amortization	63,564	19,024	—	(7)	82,581
Selling, general and administrative expenses, excluding stock-based compensation	104,497	7,198	—	—	111,695
Stock-based compensation	24,934	1,319	—	—	26,253
Selling, general and administrative expenses	129,431	8,517	—	—	137,948
Depreciation and amortization	78,882	6,079	—	—	84,961
Total operating costs and expenses	271,877	33,620	—	(7)	305,490
Operating income	71,113	9,631	—	(4,191)	76,553
Other expense
Interest expense	(50,507)	(213)	—	—	(50,720)
Impairment on cost method recovery	(2,248)	—	—	—	(2,248)
Other income, net	123	—	—	—	123
Equity in net earnings of subsidiaries	1,040	—	—	(1,040)	—
Total other expense, net	(51,592)	(213)	—	(1,040)	(52,845)
Earnings/(loss) before provision for income taxes	19,521	9,418	—	(5,231)	23,708
Provision for income taxes	25,370	4,187	—	—	29,557
(Loss)/earnings from continuing operations	(5,849)	5,231	—	(5,231)	(5,849)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—
Net (loss)/earnings	$(5,849)	$5,231	$—	$(5,231)	$(5,849)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2011

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$258,659	$33,899	$—	$(5,323)	$287,235
Operating costs and expenses
Operating costs, excluding depreciation and amortization	57,047	16,199	—	(1,718)	71,528
Selling, general and administrative expenses, excluding stock-based compensation	86,686	5,594	—	(2,434)	89,846
Stock-based compensation	23,717	593	—	—	24,310
Selling, general and administrative expenses	110,403	6,187	—	(2,434)	114,156
Depreciation and amortization	55,071	5,392	—	—	60,463
Total operating costs and expenses	222,521	27,778	—	(4,152)	246,147
Operating income	36,138	6,121	—	(1,171)	41,088
Other expense
Interest expense	(33,189)	(225)	—	—	(33,414)
Other income, net	(126)	—	—	—	(126)
Equity in net earnings of subsidiaries	2,194	—	—	(2,194)	—
Total other expense, net	(31,121)	(225)	—	(2,194)	(33,540)
Earnings/(loss) before provision for income taxes	5,017	5,896	—	(3,365)	7,548
Provision for income taxes	10,011	2,531	—	—	12,542
(Loss)/earnings from continuing operations	(4,994)	3,365	—	(3,365)	(4,994)
Earnings from discontinued operations, net of income taxes	899	—	—	—	899
Net (loss)/earnings	$(4,095)	$3,365	$—	$(3,365)	$(4,095)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Cash Flows
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$352,312	$27,427	$13,582	$393,321
Cash flows from investing activities
Purchases of property and equipment, net of stimulus growth	(299,692)	(14,122)	(9,387)	(323,201)
Acquisitions, net of cash acquired	(2,491,450)	421	7,892	(2,483,137)
Proceeds from principal payments received on related party loans	10,396	—	—	10,396
Net cash (used in)/provided by investing activities	(2,780,746)	(13,701)	(1,495)	(2,795,942)
Cash flows from financing activities
Equity contributions	345,013	—	—	345,013
Dividend received/(paid)	18,600	(18,600)	—	—
Proceeds from long-term debt	3,184,452	4,887	—	3,189,339
Principal repayments on long-term debt	(1,058,577)	—	—	(1,058,577)
Payment of intercompany loan	8,253	—	(8,253)	—
Early redemption fees on debt extinguishment	(72,117)	—	—	(72,117)
Changes in restricted cash	22,666	—	—	22,666
Principal repayments on capital lease obligations	(1,808)	(123)	—	(1,931)
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Deferred financing costs	(83,134)	—	—	(83,134)
Net cash provided/(used) by financing activities	2,356,130	(13,836)	(8,253)	2,334,041
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	(303)	(303)
Net increase/(decrease) in cash and cash equivalents	(65,966)	(110)	3,531	(62,545)
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$83,608	$1,009	$3,531	$88,148

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Cash Flows
June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$151,090	$16,540	$—	$167,630
Cash flows from investing activities
Purchases of property and equipment, net of stimulus grants	(116,685)	(7,452)	—	(124,137)
Acquisitions, net of cash acquired	(351,273)	—	—	(351,273)
Net cash used in investing activities	(467,958)	(7,452)	—	(475,410)
Cash flows from financing activities
Equity contributions	134,796	—	—	134,796
Dividend received/(paid)	10,257	(10,257)	—	—
Proceeds from long-term debt	335,550	—	—	335,550
Principal repayments on long-term debt	(1,575)	—	—	(1,575)
Changes in restricted cash	(22,820)	—	—	(22,820)
Principal repayments on capital lease obligations	(1,050)	(121)	—	(1,171)
Deferred financing costs	(11,701)	—	—	(11,701)
Net cash provided by/(used in) financing activities	443,457	(10,378)	—	433,079
Cash flows from discontinued operations
Operating activities	—	—	—	—
Investing activities	—	—	—	—
Net cash provided by discontinued operations	—	—	—	—
Net increase/(decrease) in cash and cash equivalents	126,589	(1,290)	—	125,299
Cash and cash equivalents, beginning of period	22,985	2,409	—	25,394
Cash and cash equivalents, end of period	$149,574	$1,119	$—	$150,693

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

Condensed Consolidating Statement of Cash Flows
June 30, 2011

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$83,860	$13,194	$—	$97,054
Cash flows from investing activities
Purchases of property and equipment, net of stimulus grants	(110,981)	(1,543)	—	(112,524)
Proceeds from sale of property and equipment	28	—	—	28
Acquisitions, net of cash acquired	(183,666)	—	—	(183,666)
Net cash used in investing activities	(294,619)	(1,543)	—	(296,162)
Cash flows from financing activities
Equity contributions	36,450	—	—	36,450
Dividend received/(paid)	13,320	(13,320)	—	—
Proceeds from borrowings	103,000	—	—	103,000
Principal repayments on capital lease obligations	(1,732)	—	—	(1,732)
Changes in restricted cash	578	—	—	578
Deferred financing costs	(4,106)	—	—	(4,106)
Net cash provided by/(used in) financing activities	147,510	(13,320)	—	134,190
Cash flows from discontinued operations
Operating activities	1,649	1,181	—	2,830
Investing activities	(382)	—	—	(382)
Net cash provided by discontinued operations	1,267	1,181	—	2,448
Net decrease in cash and cash equivalents	(61,982)	(488)	—	(62,470)
Cash and cash equivalents, beginning of period	84,967	2,897	—	87,864
Cash and cash equivalents, end of period	$22,985	$2,409	$—	$25,394

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(19)  QUARTERLY FINANCIAL DATA
The following table presents the unaudited quarterly results for the year ended June 30, 2013:

	2013 Quarter Ended (1)
	September 30 (2)	December 31 (3) (4)	March 31 (5)	June 30 (6)		Total
Revenue	$231,502	$245,265	$253,148	$258,170		$988,085
Operating costs and expenses
Operating costs, excluding depreciation and amortization	32,717	34,888	35,130	33,860		136,595
Selling, general and administrative expenses, excluding stock-based compensation	85,792	73,027	70,420	83,743	(7)	312,982
Stock-based compensation	10,481	33,445	23,453	37,669		105,048
Selling, general and administrative expenses	96,273	106,472	93,873	121,412		418,030
Depreciation and amortization	79,549	83,467	79,473	80,191		322,680
Total operating costs and expenses	208,539	224,827	208,476	235,463		877,305
Operating income	22,963	20,438	44,672	22,707		110,780
Other expenses
Interest expense (8)	(62,555)	(52,635)	(49,618)	(37,656)		(202,464)
Loss on extinguishment of debt (9)	(64,975)	(5,707)	(6,571)	—		(77,253)
Other income/(expense), net	585	225	(507)	23		326
Total other expenses, net	(126,945)	(58,117)	(56,696)	(37,633)		(279,391)
(Loss)/earnings from continuing operations before income taxes	(103,982)	(37,679)	(12,024)	(14,926)		(168,611)
(Benefit)/provision for income taxes	(27,320)	6,025	13,305	(16,056)		(24,046)
Loss/(earnings) from continuing operations	(76,662)	(43,704)	(25,329)	1,130		(144,565)
Earnings from discontinued operations, net of income taxes (10)	1,808	—	—	—		1,808
Net (loss)/earnings	$(74,854)	$(43,704)	$(25,329)	$1,130		$(142,757)

(1)
Revenue and depreciation and amortization expense recognized during interim periods of Fiscal 2013 have been retrospectively stated for material adjustments in the valuation of deferred revenue, property, plant and equipment, and intangible assets recorded in connection with the finalization of AboveNet purchase accounting during the quarter ended June 30, 2013. See Note 3 - Acquisitions - Adjustments to Purchase Accounting Estimates Associated with Current Year Acquisitions.

(2)	The Company realized an increase in revenue and operating expenses beginning August 31, 2012 as a result of the acquisition of FiberGate.

(3)	The Company realized an increase in revenue and operating expenses beginning October 1, 2012 as a result of the acquisition of USCarrier.
(4) The Company realized an increase in revenue and operating expenses beginning December 14, 2012 as a result of the acquisition of First Telecom.
(5) The Company realized an increase in revenue and operating expenses beginning December 31, 2012 as a result of the acquisition of Litecast.
(6) The Company realized an increase in revenue and operating expenses beginning June 1, 2013 as a result of the acquisition of Core NAP.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(7)
During the quarter ended June 30, 2013, the Company recognized a charge of $10,197 for lease termination costs related to exit activities initiated for unutilized space associated with leased office and technical facilities – see Note 15 – Commitments and Contingencies.

(8) The Company realized a decrease in interest expense during the second and third quarters of 2013 due to financing transactions completed to lower its interest rates on its variable rate debt. During the fourth quarter of 2013, favorable movements in interest rates increased the fair value of the Company's interest rate swaps, resulting in a decrease in the Company's interest expense - see Note 9 - Long-Term Debt.

(9)
The Company completed debt refinancing transactions during the first, second and third quarters of Fiscal 2013, resulting in a loss on debt extinguishment in each respective period. See Note 9 - Long-Term Debt.

(10)	The Company spun-off its ZPS operating unit on September 30, 2012 - see Note 4 - Spin-Off of Business.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

The following table presents the unaudited quarterly results for the year ended June 30, 2012:

	2012 Quarter Ended
	September 30	December 31 (1)	March 31 (2)	June 30 (3)	Total
Revenue	$78,443	$88,974	$105,042	$109,584	$382,043
Operating costs and expenses
Operating costs, excluding depreciation and amortization	18,150	19,275	22,388	22,768	82,581
Selling, general and administrative expenses, excluding stock-based compensation	22,596	26,059	30,420	32,620	111,695
Stock-based compensation	3,704	10,372	5,624	6,553	26,253
Selling, general and administrative expenses	26,300	36,431	36,044	39,173	137,948
Depreciation and amortization	17,062	19,820	23,798	24,281	84,961
Total operating costs and expenses	61,512	75,526	82,230	86,222	305,490
Operating income	16,931	13,448	22,812	23,362	76,553
Other expenses
Interest expense	(9,168)	(11,504)	(14,450)	(15,598)	(50,720)
Impairment of cost method investment	—	—	—	(2,248)	(2,248)
Other (expense)/income, net	(11)	(19)	152	1	123
Total other expenses, net	(9,179)	(11,523)	(14,298)	(17,845)	(52,845)
Earnings from continuing operations before income taxes	7,752	1,925	8,514	5,517	23,708
Provision for income taxes	4,604	2,994	11,166	10,793	29,557
Earnings/(loss) from continuing operations	3,148	(1,069)	(2,652)	(5,276)	(5,849)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—
Net earnings/(loss)	$3,148	$(1,069)	$(2,652)	$(5,276)	$(5,849)

(1)
The Company realized an increase in revenue and operating expenses beginning December 1, 2011 as a result of the acquisition of 360networks. The Company also recognized an increase in interest expense associated with the debt issued to fund the acquisition – see Note 9 – Long-Term Debt.

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
(20) SUBSEQUENT EVENTS
See Note 3 – Acquisitions, for a discussion of acquisitions that have closed subsequent to year end or are pending as of September 23, 2013.
On September 12, 2013, the Board of CII authorized a $10 million non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company is estimated to be $10 million and will be

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

recognized as a non-cash capital contribution to the Company once the distributions are made, which is expected to occur during the second quarter of Fiscal 2014.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rdday of September, 2013.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director	September 23, 2013

/s/ Philip Canfield Philip Canfield	Director	September 23, 2013

/s/ Gillis Cashman Gillis Cashman	Director	September 23, 2013

/s/ Michael Choe Michael Choe	Director	September 23, 2013

/s/ Stephanie Comfort Stephanie Comfort	Director	September 23, 2013

/s/ Rick Connor Rick Connor	Director	September 23, 2013

/s/ John Downer John Downer	Director	September 23, 2013

/s/ Lawrence Fey Lawrence Fey	Director	September 23, 2013

/s/ Don Gips Don Gips	Director	September 23, 2013

/s/ John Siegel John Siegel	Director	September 23, 2013