Form 10-Q
period 2013-09-30
ZAYO GROUP LLC
filed 2013-11-08
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No  ☒ The registrant’s Exchange Act filing obligations were automatically suspended by Section 15(d) as of July 1, 2013, but the registrant has voluntarily filed all Exchange Act reports as if it were required to do so.
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

ZAYO GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$92,433	$88,148
Trade receivables, net of allowance of $3,653 and $3,689 as of September 30, 2013 and June 30, 2013, respectively	62,536	67,811
Due from related parties	533	622
Prepaid expenses	18,673	19,188
Deferred income taxes, net	30,600	30,600
Other assets	1,989	2,851
Total current assets	206,764	209,220
Property and equipment, net	2,448,764	2,411,220
Intangible assets, net	627,194	636,258
Goodwill	685,284	682,775
Debt issuance costs, net	95,901	99,098
Deferred income taxes, net	53,732	60,036
Other assets	28,860	29,284
Total assets	$4,146,499	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$16,200
Accounts payable	20,922	33,477
Accrued liabilities	112,440	115,932
Accrued interest	26,387	55,048
Capital lease obligations, current	7,612	6,600
Deferred revenue, current	54,613	35,977
Total current liabilities	238,174	263,234
Long-term debt, non-current	2,811,323	2,814,505
Capital lease obligation, non-current	15,685	6,567
Deferred revenue, non-current	334,386	326,180
Stock-based compensation liability	201,063	158,520
Deferred income taxes, net	7,374	5,560
Other long-term liabilities	19,775	19,892
Total liabilities	3,627,780	3,594,458
Commitments and contingencies (Note 11)
Member’s equity
Member’s interest	707,713	703,963
Accumulated other comprehensive income/(loss)	4,704	(4,755)
Accumulated deficit	(193,698)	(165,775)
Total member’s equity	518,719	533,433
Total liabilities and member’s equity	$4,146,499	$4,127,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2013	2012
Revenue	$264,345	$231,502
Operating costs and expenses
Operating costs, excluding depreciation and amortization	34,882	32,717
Selling, general and administrative expenses, excluding stock-based compensation	74,732	85,792
Stock-based compensation	42,684	10,481
Selling, general and administrative expenses	117,416	96,273
Depreciation and amortization	80,575	79,549
Total operating costs and expenses	232,873	208,539
Operating income	31,472	22,963
Other expenses
Interest expense	(51,497)	(62,555)
Loss on extinguishment of debt	—	(64,975)
Other income, net	663	585
Total other expenses, net	(50,834)	(126,945)
Loss from continuing operations before provision for income taxes	(19,362)	(103,982)
Provision/(benefit) for income taxes	8,534	(36,588)
Loss from continuing operations	(27,896)	(67,394)
Earnings from discontinued operations, net of income taxes	—	1,808
Net loss	$(27,896)	$(65,586)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2013	2012
Net loss	$(27,896)	$(65,586)
Foreign currency translation adjustments	9,459	4,452
Comprehensive loss	$(18,437)	$(61,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2013	$703,963	$(4,755)	$(165,775)	$533,433
Capital contributed (cash)	1,881	—	—	1,881
Preferred stock-based compensation	232	—	—	232
Foreign currency translation adjustment	—	9,459	—	9,459
Colocation Asset Purchase	1,637	—	—	1,637
Other	—	—	(27)	(27)
Net loss	—	—	(27,896)	(27,896)
Balance at September 30, 2013	$707,713	$4,704	$(193,698)	$518,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(27,896)	$(65,586)
Earnings from discontinued operations	—	1,808
Loss from continuing operations	(27,896)	(67,394)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	80,575	79,549
Loss on extinguishment of debt	—	64,975
Non-cash interest expense	6,512	8,642
Stock-based compensation	42,684	10,481
Amortization of deferred revenue	(12,139)	(9,624)
Additions to deferred revenue	24,032	2,899
Provision for bad debts	409	535
Deferred income taxes	8,603	(39,064)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	5,604	(16,042)
Prepaid expenses	1,612	4,946
Other assets	(2,307)	(1,291)
Accounts payable and accrued liabilities	(32,567)	41,521
Payables to related parties, net	(140)	(993)
Other liabilities	(1,105)	(70)
Net cash provided by operating activities of continuing operations	93,877	79,070

Cash flows from investing activities
Purchases of property and equipment	(86,672)	(70,163)
Broadband stimulus grants received	—	3,507
Colocation Asset Purchase, net of cash acquired	(294)	—
Acquisition of Abovenet, Inc., net of cash acquired	—	(2,212,492)
Acquisition of FiberGate, net of cash acquired	—	(117,548)
Mercury Marquis Holdings, LLC purchase consideration returned	—	1,875
Net cash used in investing activities of continuing operations	(86,966)	(2,394,821)

Cash flows from financing activities
Equity contributions	1,881	337,203
Principal repayments on capital lease obligations	(397)	(378)
Principal payments on long-term debt	(4,050)	(697,475)
Payment of early redemption fees on debt extinguished	—	(39,797)
Proceeds from issuance of long-term debt	—	2,840,000
Payment of debt issuance costs	(183)	(82,508)
Change in restricted cash, net	—	22,415

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands) (continued)

	Three months ended
	September 30, 2013	September 30, 2012
Cash contributed to ZPS (Note 3)	—	(2,424)
Net cash (used in)/provided by financing activities of continuing operations	(2,749)	2,377,036

Cash flows from continuing operations	4,162	61,285

Cash flows from discontinued operations
Operating activities	—	1,544
Cash flows from discontinued operations	$—	$1,544

Effect of changes in foreign exchange rates on cash	123	208
Net increase in cash and cash equivalents	4,285	63,037
Cash and cash equivalents, beginning of period	88,148	150,693
Cash and cash equivalents, end of period	$92,433	$213,730
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$74,994	$8,062
Cash paid for income taxes	485	568
Non-cash purchases of equipment through capital leasing	3,275	—
(Decrease)/increase in accruals for purchases of property and equipment	(14,228)	11,449
Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions and Note 3 — Spin-off of Business for details regarding the Company’s discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in thousands)

(1)	BUSINESS AND BASIS OF PRESENTATION
Business
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007 and is the operating parent company of a number of subsidiaries engaged in telecommunication and Internet infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates an integrated metropolitan and national fiber optic infrastructure in the United States and Europe to offer:

•	Dark and lit bandwidth infrastructure services on metro, regional and national fiber networks.

•	Colocation and connectivity services.

•	Mobile infrastructure.
Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings”), which in turn is wholly-owned by Communications Infrastructure Investments, LLC (“CII”).
Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on September 23, 2013 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the operating results for any future interim period or the full year.
Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements relate to the Company's continuing operations and are presented in thousands of dollars.
The Company's fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2013 as “Fiscal 2013” and the fiscal year ending June 30, 2014 as “Fiscal 2014.”
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report that have had a material impact on the Company's condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining customer lives used to recognize certain revenues, determining useful lives for depreciation and amortization, determining accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common units fair values used to compute stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

ZAYO GROUP, LLC AND SUBSIDIARIES

(2)	ACQUISITIONS
As of September 30, 2013 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 26 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions Completed During Fiscal 2014
The Company completed one acquisition during the first quarter of Fiscal 2014. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of September 30, 2013 for the following acquisition:
Colocation Asset Purchase
On August 1, 2013, zColo entered into an asset purchase agreement with an undisclosed colocation business. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of this business for a purchase price of approximately $1,932, comprised of 301,949 preferred units with an estimated fair value of $1,637 and cash consideration of $344 ($294 net of cash acquired). The purchase price is subject to customary post-closing adjustments. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period. The cash consideration was paid with cash on hand.
The results of the acquired colocation business are included in the Company's operating results beginning August 1, 2013.
Acquisitions Completed During Fiscal 2013
The Company completed 6 acquisitions during Fiscal 2013 with an aggregate purchase price of $2,485,809. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of September 30, 2013 for the following acquisitions:
First Telecom Services, LLC (“First Telecom”)
On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109,700, subject to certain post-closing adjustments. $11,000 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition cost was paid with cash on hand.
The results of the acquired FTS business are included in the Company's operating results beginning December 14, 2012.
Core NAP, L.P. (“Core NAP")
On May 31, 2013, zColo entered into a purchase agreement with Core NAP. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7,030, subject to customary post-closing adjustments. $1,095 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The purchase price was paid with cash on hand.
The results of the acquired Core NAP business are included in the Company's operating results beginning May 31, 2013.
Pending and Recently Closed Acquisitions
Acquisition of Access Communications, Inc. ("Access")
On August 13, 2013, the Company entered into a purchase agreement with Access, a Minnesota corporation, and shareholders of Access, which closed on October 1, 2013. Zayo acquired 100% of the equity interest in Access. The purchase price, subject to certain customary post-closing adjustments, was $40,068 and was paid with cash on hand.
Acquisition of FiberLink, LLC ("FiberLink")
On October 2, 2013, the Company entered into a purchase agreement with FiberLink, an Illinois limited liability company, and the sellers of FiberLink. The agreement was consummated on the same date, at which time the Company acquired 100% of the equity interest in FiberLink. The purchase price of $43,000, subject to certain customary post-closing adjustments, was paid with available funds drawn on the Company's $250,000 Revolving Credit Facility.

ZAYO GROUP, LLC AND SUBSIDIARIES

Acquisition Method Accounting Estimates
The Company has recognized the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. As of September 30, 2013, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the acquired assets and liabilities assumed, along with the related allocations to goodwill and intangible assets as it relates to its acquisitions of First Telecom, Core NAP, and the Colocation Asset Purchase. As such, all information presented as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The table below reflects the Company’s estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 and 2014 acquisitions for which acquisition accounting method is not yet finalized:

	First Telecom	Core NAP	Colocation Asset Purchase
Acquisition date	December 14, 2012	May 31, 2013	August 1, 2013
Cash	$—	$50	$50
Other current assets	5,945	175	619
Property and equipment	37,919	1,672	8,993
Deferred tax assets, net	11,964	—	—
Intangibles	35,516	—	—
Goodwill	44,580	5,674	—
Other assets	157	21	545
Total assets acquired	136,081	7,592	10,207
Current liabilities	4,560	279	719
Deferred revenue	21,821	—	219
Other liabilities	—	233	7,287
Total liabilities assumed	26,381	512	8,225
Net assets acquired	109,700	7,080	1,982
Less cash acquired	—	(50)	(50)
Net consideration paid	$109,700	$7,030	$1,932
The goodwill arising from the Company's acquisitions results from the synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (as such reporting units existed on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units. The goodwill associated with the acquisition of First Telecom and Core NAP is deductible for tax purposes.
In each of the Company's Fiscal 2013 and Fiscal 2014 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The Company estimates the useful life of the acquired customer relationships to be approximately 18 years as it relates to the FTS acquired customer relationships. The Company has not yet completed an initial valuation of acquired customer relationships for the Core NAP and the Colocation Asset Purchase.

ZAYO GROUP, LLC AND SUBSIDIARIES

Transaction Costs
Transaction costs include expenses incurred that are directly related to potential and closed acquisitions. The Company incurred transaction costs of $587 during the three months ended September 30, 2013 and $11,383 during the three months ended September 30, 2012. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom, Litecast, and Core NAP and Fiscal 2014 acquisition of the Colocation Asset Purchase and the Access and FiberLink acquisitions that occurred subsequent to September 30, 2013 as if the acquisitions occurred on July 1, 2012. The pro forma loss for the quarters ended September 30, 2013 and 2012 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2013 and 2014 as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2012.

	Three months ended September 30,
	2013	2012
Revenue	$267,865	$255,636
Loss from continuing operations	$(27,232)	$(57,697)

(3)	SPIN-OFF OF BUSINESS
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
Consistent with discontinued operations reporting provisions, management determined that it had discontinued all significant cash flows and continuing involvement with respect to the ZPS operations effective September 30, 2012. Therefore, for the three months ended September 30, 2012, the results of the operations of ZPS have been aggregated in a single caption entitled, “Earnings from discontinued operations, net of income taxes” in the accompanying condensed consolidated statements of operations.
The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 12 — Related-Party Transactions, for a discussion of transactions with ZPS during the three months ended September 30, 2013.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended September 30,
	2013	2012
Revenues	$—	$6,474
Earnings before income taxes	—	3,011
Income tax expense	—	1,203
Earnings from discontinued operations, net of income taxes	$—	$1,808
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses, which ZPS recognized during the period from transactions with other Zayo Group subsidiaries.

(4)	GOODWILL

ZAYO GROUP, LLC AND SUBSIDIARIES

The Company’s goodwill balance was $685,284 and $682,775 as of September 30, 2013 and June 30, 2013, respectively.
The Company's reporting units are comprised of its reportable segments, Zayo Dark Fiber ("Dark Fiber"), Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP"), Zayo Mobile Infrastructure Group ("MIG"), and Zayo Colocation ("zColo"). The following table reflects the allocation of goodwill acquired in the Company's Fiscal 2013 and 2014 acquisitions (for which the measurement period is still open) to the Company's reportable units:

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Total
As of June 30, 2013	$189,869	$215,864	$50,286	$91,708	$80,072	$38,313	$16,663	$682,775
Additions:
First Telecom	(358)	—	—	—	—	—	—	(358)
Core NAP	—	—	—	—	—	—	2	2
Foreign currency translation	2,273	297	—	81	115	—	99	2,865
As of September 30, 2013	$191,784	$216,161	$50,286	$91,789	$80,187	$38,313	$16,764	$685,284
During the three months ended September 30, 2013, goodwill increased by $2,865 due to foreign currency movements impacting goodwill allocated to the U.K. operations. In addition, the Company recorded minor purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net decrease to goodwill of $356.
(5)INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of September 30, 2013 and June 30, 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$714,965	$(92,709)	$622,256
Trade names	1,179	(737)	442
Underlying rights	1,075	(67)	1,008
	717,219	(93,513)	623,706
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$720,707	$(93,513)	$627,194

June 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$715,730	$(84,570)	$631,160
Trade names	1,179	(590)	589
Underlying rights	1,075	(54)	1,021
	717,984	(85,214)	632,770
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$721,472	$(85,214)	$636,258

(6)	LONG-TERM DEBT
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

ZAYO GROUP, LLC AND SUBSIDIARIES

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
On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Company’s Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, the Company’s Revolver will bear interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio (the “Revolving Loan LIBOR Spread”), which represents a downward adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as11 defined in the Credit Agreement).
The interest rate in effect on the Term Loan Facility as of September 30, 2013 and June 30, 2013 was 4.50%. The interest rates in effect for the Revolver as of September 30, 2013 and June 30, 2013 were 3.25% and 3.27%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.
The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4,050 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement.
As of September 30, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,577,523 (net of an unamortized discount of $22,227), respectively.
As of June 30, 2013, the Company’s debt obligations included the notes with a balance of $1,250,000, a term loan with a balance of $1,580,705 (net of unamortized discount of $23,094) and $0 outstanding under the Company’s revolver.
As of September 30, 2013, standby letters of credit were outstanding in the amount of $6,561 as of September 30, 2013, leaving $243,439 available under the Revolver as of September 30, 2013. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from 2.0% to 3.0% plus LIBOR per annum based upon the Company’s leverage ratio.
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

Fiscal Quarters Ending	Minimum Ratio
September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014	1.75	to 1.0
September 30, 2014, December 31, 2014 and March 31, 2015	2.0	to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25	to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.5	to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75	to 1.0
The Credit Agreement also requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of the Company and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets,

ZAYO GROUP, LLC AND SUBSIDIARIES

pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.
The Credit Agreement does not contain any restrictions on the ability of the Company's subsidiaries to pay dividends or transfer assets to the Company.
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
The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2013 and June 30, 2013.
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
In the event of an equity offering to the public, at any time prior to July 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under each of the Company's indentures at a redemption price of 108.125% (for the Senior Secured Notes) and 110.25% (for the Senior Unsecured Notes) of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Notes issued under each indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
The Company may make prepayments on the Term Loan Facility at any time without incurring a premium charge.
Debt issuance costs
In connection with the Notes offering, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $116,293. These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

ZAYO GROUP, LLC AND SUBSIDIARIES

The balance of debt issuance costs as of September 30, 2013 and June 30, 2013 was $95,901 and $98,960, net of accumulated amortization of $14,863 and $11,482, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3,381 during the three months ended September 30, 2013, and $3,003 during the three months ended September 30, 2012.
Interest rate derivatives
On August 13, 2012, the Company entered into interest rate swap agreements with an aggregate notional value of $750,000 and a maturity date of June 30, 2017. There were no up-front fees for these agreements. The contract states that the Company pays a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counter party pays to the Company the greater of actual LIBOR or 1.25%. The Company entered into the swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.
Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three months ended September 30, 2013 and 2012, $2,264 and $4,484 , respectively, was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $378 and $2,642 is included in “Other long term assets” in the Company’s consolidated balance sheet as of September 30, 2013 and June 30, 2013, respectively.

(7)	INCOME TAXES
The Company, a limited liability company, is taxed at the Holdings level. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.
The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as stock-based compensation expense, that are recorded as an expense for financial reporting purposes but are not deductible for tax purposes.
A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three month periods ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30,
	2013	2012
Expected (benefit)/provision at statutory rate	$(6,779)	$(36,391)
Increase due to:
Non-deductible stock-based compensation	14,939	3,668
State income taxes provision/(benefit), net of federal benefit	783	(4,639)
Transaction costs not deductible for tax purposes	192	910
Foreign tax rate differential	(666)	(459)
Other, net	65	323
Provision/(benefit) for income taxes	$8,534	$(36,588)
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
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments, including but not limited to the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the interim provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year and given the significant assumptions inherent in the determination of this item, management is not able to reliably estimate the annual amount expected to impact the effective tax rate. As such, the tax effect of non-deductible stock-based compensation is recognized in each interim period in which the stock-based compensation is recorded.

ZAYO GROUP, LLC AND SUBSIDIARIES

Updated Presentation of Fiscal Year 2013 Interim Financial Data
     During the first quarter of Fiscal 2014 in conjunction with preparing the Form 10-Q, the Company identified an immaterial error in its disclosure of quarterly financial information presented in the notes to the consolidated financial statements included in the 2013 Annual Report on Form 10-K. Specifically, when the Company recasted the final adjustments to its purchase accounting related to the AboveNet acquisition, it did not allocate the effect of income taxes to each interim period but rather recorded the entire amount to the fourth quarter 2013. The error did not impact the full year income tax (benefit)/provision nor the presentation and disclosure of income taxes paid. For comparative purposes, interim financial information reflecting the change in interim period presentation of the tax effects of AboveNet purchase accounting adjustments is presented below:

(in thousands)	For the three months ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Income tax (benefit)/provision, as originally stated	$(27,320)	$6,025	$13,305	$(16,056)
Income tax effect of AboveNet fair value adjustments	(9,268)	(9,463)	(6,786)	25,516
Income tax (benefit)/provision, as adjusted	$(36,588)	$(3,438)	$6,519	$9,460

Net (loss)/income, as originally stated	$(74,854)	$(43,704)	$(25,329)	$1,130
Income tax effect of AboveNet fair value adjustments	9,268	9,463	6,786	(25,516)
Net loss, as adjusted	$(65,586)	$(34,241)	$(18,543)	$(24,386)
The interim financial information for the quarter ended September 30, 2012 has been adjusted accordingly in the Company's condensed consolidated statements of operations, comprehensive loss and cash flows, Note 13 - Segment Reporting, and Note 14 - Condensed Consolidating Financial Information and will be adjusted prospectively for the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013. In addition, the reconciliation of the actual income tax (benefit)/provision and the tax computed by applying the U.S. federal tax rate to earnings before income taxes presented above has been retrospectively adjusted to conform to the revised presentation of income tax (benefit)/provision.

(8)	EQUITY
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
During the three months ended September 30, 2013, CII contributed $1,881 in cash to the Company. The source of the cash contribution was dividend payments received from CII's other subsidiaries.
As discussed in Note 2 - Acquisitions, the Company issued 301,949 preferred units with an estimated fair value of $1,637 in connection with the Colocation Asset Purchase during the first quarter of Fiscal 2014. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period.

(9)	STOCK-BASED COMPENSATION
Liability Classified Awards
The Company has been given authorization by CII to award 525,000,000 of CII's common units as profits interests to employees, directors, and affiliates of the Company.
As of September 30, 2013, CII had nine classes of common units with different liquidation preferences: Class A through Class I units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. During the three months ended September 30, 2013, the Company issued 598,822 Class H common units to its independent directors and 45,767,059 Class I common units to its employees and independent directors. At September 30, 2013, 511,590,542 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 13,409,458 common units of CII were available to be issued.

ZAYO GROUP, LLC AND SUBSIDIARIES

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.
As of September 30, 2013 and June 30, 2013, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	September 30, 2013	June 30, 2013
	(estimated per unit value)
Class A	$1.63	$1.50
Class B	1.46	1.34
Class C	1.25	1.14
Class D	1.21	1.10
Class E	1.04	0.95
Class F	0.93	0.75
Class G	0.51	0.46
Class H	0.43	0.38
Class I	0.27	—
The liability associated with the common units issued to employees and directors of the Company was $201,063 and $158,520 as of September 30, 2013 and June 30, 2013, respectively. As of September 30, 2013, common units with an estimated fair value of $139,582 were unvested. The fair value of the unvested common units will be recognized as stock-based compensation expense over the next three years.
The stock-based compensation expense associated with the common units was $42,452 during the three months ended September 30, 2013 and $10,267 during the three months ended September 30, 2012.
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
Each class of common units has a liquidation threshold. Holders of a respective class of common units begin to receive a portion of the proceeds from a liquidity event once the aggregate distributions previously made with respect to issued common units of earlier classes are equal to or greater than the liquidation threshold of the respective common unit class. Common unit holders of each of the following classes begin sharing in the proceeds of a liquidation event once the total amount distributed to earlier classes reaches the following liquidation thresholds:

ZAYO GROUP, LLC AND SUBSIDIARIES

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15,000
Class C	40,000
Class D	45,000
Class E	75,000
Class F	95,000
Class G	235,000
Class H	290,000
Class I	435,000
Equity Classified Awards
CII has issued preferred units to certain Zayo Group executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. On July 1, 2013, 70,193 preferred unit awards were granted to the Company's independent directors with an estimated grant date fair value of $380, which will vest over a period of three years. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $232 for the three months ended September 30, 2013 and $214 for the three months ended September 30, 2012.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at September 30, 2013 and June 30, 2013 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,250,000 as of September 30, 2013 and June 30, 2013. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of September 30, 2013 and June 30, 2013 was estimated to be $1,319,675 and $1,364,375, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for these instruments in less active markets.
     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,577,523 and $1,580,705 as of September 30, 2013 and June 30, 2013, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.50%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into in February 2013, its carrying amount approximates fair value. Excluding any offsetting effect of the Company's interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $15,998.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $2,264 and $4,484 were recorded as an increase to interest expense during the three months ended September 30, 2013 and 2012, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $22,050.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

ZAYO GROUP, LLC AND SUBSIDIARIES

	Level	September 30, 2013	June 30, 2013
Assets Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$378	$2,642
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$201,063	$158,520

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At September 30, 2013, the Company was contractually committed for $93,391 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
Contingencies
In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(12)	RELATED PARTY TRANSACTIONS
As of September 30, 2013 and June 30, 2013, the Company had a net receivable balance with Onvoy, Inc. ("Onvoy") in the amount of $533 and $622, respectively, related to services the Company provided to Onvoy.
As discussed in Note 3 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition, to Holdings on September 30, 2012. The receivable from ZPS relates to the net working capital surplus of $10,447 on the spin-off date that was transferred to ZPS and was subsequently reimbursed to the Company during Fiscal 2013.
Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS during the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012
Revenue	$3,052	$1,699
Operating costs	(125)	(166)
Selling, general and administrative expenses	(241)	(160)
Net	$2,686	$1,373
On July 2, 2012, Matthew Erickson, the President of Zayo Fiber and Transport Infrastructure ("zFTI"), purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors. The notes were outstanding as of September 30, 2013.
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
Prior to January 1, 2013, the Company had operated as three segments (also referred to herein as Strategic Product Groups): Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo"), and Zayo Fiber Solutions ("ZFS"). Each Strategic Product Group is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services. The ZB Strategic Product Group offered primarily lit bandwidth infrastructure services, the zColo Strategic Product Group

ZAYO GROUP, LLC AND SUBSIDIARIES

provided colocation and inter-connection transport services and the Dark Fiber Strategic Product Group is dedicated to marketing and supporting dark fiber related services. Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of the legacy ZFS group to Zayo Dark Fiber.
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
•Zayo Wavelength Services ("Waves"). Through the Waves Strategic Product Group, the Company provides lit bandwidth infrastructure services to customers utilizing optical wavelength technology.  From a technological standpoint, the service is provided by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light. The Waves segment provides wavelength services in speeds of 1 Gbps, 2.5 Gbps, 10 Gbps, 40 Gbps, and 100 Gbps. The Waves Strategic Product Group also provides a dedicated wavelength service; that is, wavelengths on fibers that are not shared by between customers. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo SONET Services ("SONET"). The Company's Synchronous Optical Network Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54 Mbps) to OC-192 (10 Gbps) of capacity. Customers are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo Ethernet Services ("Ethernet"). The Company's Ethernet Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a Waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination. Services are provided in speeds ranging from 10 Mbps to 10 Gbps. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
•Zayo Internet Protocol Services ("IP"). The Company's Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient path and means. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10 Mbps to 100 Gbps on a single port interface. Customers include regional telecommunications and cable carriers, enterprises, educational institutions and content companies. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and

ZAYO GROUP, LLC AND SUBSIDIARIES

in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.
•Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mbps and above and is used by wireless service providers to enable 3 G and 4 G cellular services.  The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and twenty years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
•Zayo Colocation ("zColo"). Through the zColo Strategic Product Group, the Company provides network-neutral colocation and connectivity services in 25 data center and interconnection facilities across 19 markets throughout the United States.The zColo group manages approximately 175,000 square feet of billable colocation space as of September 30, 2013 within these 25 facilities. All facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of the Company's network neutral colocation offering are: space, power, interconnection and remote technical services. The Company sells space in half-racks, racks, cabinets, cages, and private suites and provides alternating current (“AC”) and direct current (“DC”) power at various levels. The power product is backed up by batteries and generators. As a network-neutral provider of colocation services, the Company provides customers with interconnection services, allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. The Company believes the interconnection offering is differentiated by intra-building dark fiber infrastructure connecting multiple suites in major U.S. carrier hotel locations and the Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market leveraging the metro fiber network. The Company also offers data center customers outsourced technical resources through “remote hands” product. Customers can purchase packages of time or use technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and that choose to colocate in key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee.
Effective January 1, 2013, revenues for all of the Company’s products are included in one of the Company's seven Strategic Product Groups. The results of operations for each Strategic Product Group include an allocation of certain corporate related overhead costs. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of corporate overhead costs. Identifiable assets for each Strategic Product Group are reconciled to total consolidated assets including unallocated corporate assets and intercompany eliminations. Unallocated corporate assets consist primarily of cash, deferred tax assets, and deferred debt issuance costs.
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended September 30, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$78,859	$63,273	$31,612	$36,143	$23,829	$18,945	$18,935	$—	$271,596
Intersegment revenue	(11)	(4,801)	—	(14)	(16)	—	(2,409)		(7,251)
Revenue from external customers	78,848	58,472	31,612	36,129	23,813	18,945	16,526	—	264,345
Adjusted EBITDA	54,285	32,935	14,973	20,380	14,252	11,477	7,057	—	155,359
Total assets	1,818,043	804,643	195,227	410,476	236,958	333,841	111,137	236,174	4,146,499
Capital expenditures, net of stimulus grant reimbursements	23,218	22,063	935	13,127	5,361	19,169	2,799	—	86,672

ZAYO GROUP, LLC AND SUBSIDIARIES

	As of and for the three months ended September 30, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$67,732	$57,826	$32,252	$31,085	$21,460	$14,193	$15,296	$—	$239,844
Intersegment revenue	(632)	(5,245)	—	(130)	(180)	—	(2,155)	—	(8,342)
Revenue from external customers	67,100	52,581	32,252	30,955	21,280	14,193	13,141	—	231,502
Adjusted EBITDA	46,433	26,839	14,328	15,359	10,998	7,448	4,549	(1,543)	124,411
Total assets	1,680,130	711,092	196,964	373,152	207,417	292,518	85,160	505,307	4,051,740
Capital expenditures, net of stimulus grant reimbursements	19,459	15,911	419	8,388	2,459	16,670	3,350	—	66,656
Adjusted EBITDA
The Company defines Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition-related transaction costs, stock-based compensation, and certain non-cash or non-recurring items. The Company uses Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.
The Company also monitors Adjusted EBITDA because it has debt covenants that restrict its borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in the Company’s credit agreements. The modified EBITDA is consistent with the Company’s definition of Adjusted EBITDA, except that the later includes the pro forma Adjusted EBITDA of and expected synergies from the companies acquired by the Company during the quarter in which the debt compliance certification is due. The indentures governing the Company's Notes limit any increase in the Company's secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times the previous quarter's annualized modified EBITDA and limit the Company's incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter's annualized modified EBITDA, which is consistent with the incurrence restrictions in the Company's Credit Agreement governing its Term Loan Facility.
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
The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended September 30, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$8,579	$11,550	$6,998	$9,493	$9,393	$3,154	$2,717	$(79,780)	$(27,896)
Interest expense	20	45	3	5	2	5	413	51,004	51,497
Provision for income taxes	—	—	—	—	—	—	—	8,534	8,534
Depreciation and amortization expense	39,914	16,818	5,380	7,356	2,682	5,915	2,510	—	80,575
Transaction costs	22	23	5	20	8	15	494	—	587
Stock-based compensation	5,750	4,499	2,587	3,506	2,167	2,388	923	20,864	42,684
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(622)	(622)
Adjusted EBITDA	$54,285	$32,935	$14,973	$20,380	$14,252	$11,477	$7,057	$—	$155,359

	Three months ended September 30, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$6,813	$4,074	$7,765	$3,515	$6,898	$247	$743	$(95,641)	$(65,586)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	(1,808)	(1,808)
Interest expense	35	61	11	15	5	11	—	62,417	62,555
Provision for income taxes	—	—	—	—	—	—	—	(36,588)	(36,588)
Depreciation and amortization expense	35,771	19,310	5,442	9,281	2,689	5,005	2,051	—	79,549
Transaction costs	2,436	2,240	570	1,980	878	1,682	1,597	—	11,383
Stock-based compensation	1,378	1,154	540	568	528	503	158	5,652	10,481
Loss on extinguishment of debt	—	—	—	—	—	—	—	64,975	64,975
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(550)	(550)
Adjusted EBITDA	$46,433	$26,839	$14,328	$15,359	$10,998	$7,448	$4,549	$(1,543)	$124,411

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company. Activity related to income taxes is included at the issuer, or Zayo Group, LLC, level and is not allocated to the Company's guarantor and non-guarantor subsidiaries in the condensed consolidated financial information presented below.

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
September 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$88,146	$1,013	$3,274	$—	$92,433
Trade receivables, net	40,920	5,122	16,494	—	62,536
Due from related parties	533	—	—	—	533
Prepaid expenses	13,519	2,239	2,915	—	18,673
Deferred income taxes	30,600	—	—	—	30,600
Other assets	1,931	6	52	—	1,989
Total current assets	175,649	8,380	22,735	—	206,764
Property and equipment, net	2,291,534	61,893	95,337	—	2,448,764
Intangible assets, net	575,681	18,036	33,477	—	627,194
Goodwill	620,456	15,058	49,770	—	685,284
Debt issuance costs, net	95,901	—	—	—	95,901
Deferred income taxes, net	53,732	—	—	—	53,732
Other assets	24,305	3,750	805	—	28,860
Related party receivable, long-term	10,500	—	—	(10,500)	—
Investment in subsidiary	231,567	—	—	(231,567)	—
Total assets	$4,079,325	$107,117	$202,124	$(242,067)	$4,146,499
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	17,550	923	2,449	—	20,922
Accrued liabilities	98,246	5,968	8,226	—	112,440
Accrued interest	26,387	—	—	—	26,387
Capital lease obligations, current	1,881	5,731	—	—	7,612
Due to related parties	(2,198)	—	2,198	—	—
Deferred revenue, current	51,671	882	2,060	—	54,613
Total current liabilities	209,737	13,504	14,933	—	238,174
Long-term debt, non-current	2,811,323	—	—	—	2,811,323
Related party debt, long-term	—	—	10,500	(10,500)	—
Capital lease obligations, non-current	5,865	9,820	—	—	15,685
Deferred revenue, non-current	327,212	3,920	3,254	—	334,386
Stock-based compensation liability	195,279	3,703	2,081	—	201,063
Deferred income taxes, net	—	—	7,374	—	7,374
Other long-term liabilities	11,190	8,517	68	—	19,775
Total liabilities	3,560,606	39,464	38,210	(10,500)	3,627,780
Member’s equity
Member’s interest	755,407	33,874	149,999	(231,567)	707,713
Accumulated other comprehensive income	—	—	4,704	—	4,704
(Accumulated deficit)/retained earnings	(236,688)	33,779	9,211	—	(193,698)
Total member’s equity	518,719	67,653	163,914	(231,567)	518,719
Total liabilities and member’s equity	$4,079,325	$107,117	$202,124	$(242,067)	$4,146,499

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$83,608	$1,009	3,531	$—		$88,148
Trade receivables, net	52,377	4,284	11,150	—		67,811
Due from related parties	2,113	—	(384)	(1,107)		622
Prepaid expenses	14,768	1,634	2,786	—		19,188
Deferred income taxes	30,600	—	—	—		30,600
Restricted cash	—	—	—	—		—
Other assets, current	2,843	6	2	—		2,851
Total current assets	186,309	6,933	17,085	(1,107)		209,220
Property and equipment, net	2,274,764	48,673	87,783	—		2,411,220
Intangible assets, net	585,590	18,695	31,973	—		636,258
Goodwill	620,812	15,055	46,908	—		682,775
Debt issuance costs, net	99,098	—	—	—		99,098
Deferred income taxes, net	60,036	—	—	—		60,036
Other assets	25,332	3,130	822	—		29,284
Related party receivable, long-term	10,427	—	—	(10,427)		—
Investment in subsidiary	216,224	—	—	(216,224)		—
Total assets	$4,078,592	$92,486	184,571	$(227,758)		$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—		$16,200
Accounts payable	30,319	1,536	1,622	—		33,477
Accrued liabilities	103,780	5,376	6,776	—		115,932
Accrued interest	55,048	—	—	—		55,048
Capital lease obligations, current	1,493	5,107	—	—		6,600
Due to related-parties	25	—	1,082	(1,107)		—
Deferred revenue, current	33,170	701	2,106	—		35,977
Total current liabilities	240,035	12,720	11,586	(1,107)		263,234
Long-term debt, non-current	2,814,505	—	—	—		2,814,505
Related party debt, long-term	—	—	10,427	(10,427)		—
Capital lease obligations, non-current	6,487	80	—	—		6,567
Deferred revenue, non-current	318,188	3,850	4,142	—		326,180
Deferred income taxes, net	—	—	5,560	—	—	5,560
Stock-based compensation liability	154,435	2,794	1,291	—		158,520
Other long-term liabilities	11,511	8,311	70	—		19,892
Total liabilities	3,545,161	27,755	33,076	(11,534)		3,594,458
Member’s equity
Member’s interest	736,439	33,748	150,000	(216,224)		703,963
Accumulated other comprehensive loss	—	—	(4,755)	—		(4,755)
(Accumulated deficit)/retained earnings	(203,008)	30,983	6,250	—		(165,775)
Total member’s equity	533,431	64,731	151,495	(216,224)		533,433
Total liabilities and member’s equity	$4,078,592	$92,486	184,571	$(227,758)		$4,127,891

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$230,821	$18,709	$14,815	$—	$264,345
Operating costs and expenses
Operating costs, excluding depreciation and amortization	24,880	8,536	1,466	—	34,882
Selling, general and administrative expenses, excluding stock-based compensation	65,513	3,732	5,487	—	74,732
Stock-based compensation	41,078	909	697	—	42,684
Selling, general and administrative expenses	106,591	4,641	6,184	—	117,416
Depreciation and amortization	74,972	2,325	3,278	—	80,575
Total operating costs and expenses	206,443	15,502	10,928	—	232,873
Operating income	24,378	3,207	3,887	—	31,472
Other expenses
Interest expense	(51,013)	(412)	(72)	—	(51,497)
Other income, net	39	1	623	—	663
Equity in net earnings of subsidiaries	5,787	—	—	(5,787)	—
Total other (expenses)/income, net	(45,187)	(411)	551	(5,787)	(50,834)
(Loss)/earnings before provision for income taxes	(20,809)	2,796	4,438	(5,787)	(19,362)
Provision for income taxes	7,087	—	1,447	—	8,534
(Loss)/earnings from continuing operations	(27,896)	2,796	2,991	(5,787)	(27,896)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—
Net (loss)/earnings	$(27,896)	$2,796	$2,991	$(5,787)	$(27,896)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$201,919	$15,072	$14,511	$—	$231,502
Operating costs and expenses
Operating costs, excluding depreciation and amortization	23,115	7,696	1,906	—	32,717
Selling, general and administrative expenses, excluding stock-based compensation	73,434	4,451	7,907	—	85,792
Stock-based compensation	10,125	154	202	—	10,481
Selling, general and administrative expenses	83,559	4,605	8,109	—	96,273
Depreciation and amortization	74,207	2,049	3,293	—	79,549
Total operating costs and expenses	180,881	14,350	13,308	—	208,539
Operating income	21,038	722	1,203	—	22,963
Other expenses
Interest expense	(62,443)	3	(115)	—	(62,555)
Loss on extinguishment of debt	(64,975)	—	—	—	$(64,975)
Other income, net	35	—	550	—	585
Equity in net earnings of subsidiaries	1,362	—	—	(1,362)	—
Total other expense, net	(126,021)	3	435	(1,362)	(126,945)
(Loss)/earnings from continuing operations before provision for income taxes	(104,983)	725	1,638	(1,362)	(103,982)
Provision/(benefit) for income taxes	(37,589)	—	1,001	—	(36,588)
Loss from continuing operations	(67,394)	725	637	(1,362)	(67,394)
Earnings from discontinued operations, net of income taxes	1,808	—	—	—	1,808
Net (loss)/earnings	$(65,586)	$725	$637	$(1,362)	$(65,586)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
	(Issuer)
Net cash provided by operating activities	$83,383	$7,521	$2,973	$93,877
Cash flows from investing activities:
Purchases of property and equipment	(80,520)	(2,799)	(3,353)	(86,672)
Acquisitions, net of cash acquired	—	(294)	—	(294)
Net cash used in investing activities	(80,520)	(3,093)	(3,353)	(86,966)
Cash flows from financing activities:
Equity contributions	1,881	—	—	1,881
Principal repayments on long-term debt	(4,050)	—	—	(4,050)
Principal repayments on capital lease obligations	(251)	(146)	—	(397)
Debt issuance costs, net of early redemption fees	(183)	—	—	(183)
Net cash provided by/(used in) financing activities	1,675	(4,424)	—	(2,749)
Effect of changes in foreign exchange rates on cash	—	—	123	123
Net increase/(decrease) in cash and cash equivalents	4,538	4	(257)	4,285
Cash and cash equivalents, beginning of period	83,608	1,009	3,531	88,148
Cash and cash equivalents, end of period	$88,146	$1,013	$3,274	$92,433

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by/(used in) operating activities	$71,435	$5,202	$2,433	$79,070
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(61,901)	(3,253)	(1,502)	(66,656)
Acquisitions, net of cash acquired	(2,336,057)	—	7,892	(2,328,165)
Net cash used in investing activities	(2,397,958)	(3,253)	6,390	(2,394,821)
Cash flows from financing activities:
Equity contributions	337,203	—	—	337,203
Principal repayments on capital lease obligations	(378)	—	—	(378)
Principal repayments on long-term debt	(697,475)	—	—	(697,475)
Payment of early redemption fees on debt extinguished	(39,797)	—	—	(39,797)
Dividend received/(paid)	636	(636)	—	—
Proceeds from borrowings	2,840,000	—	—	2,840,000
Changes in restricted cash	22,415	—	—	22,415
Cash contributed to ZPS	(2,424)	—	—	(2,424)
Payment of deferred debt issuance costs	(82,508)	—	—	(82,508)
Net cash provided by/(used in) financing activities	2,377,672	(636)	—	2,377,036
Cash flows from discontinued operations
Cash flows from discontinued operations	1,544	—	—	1,544
Effect of changes in foreign exchange rates on cash	—	—	208	208
Net increase in cash and cash equivalents	52,692	1,313	9,032	63,037
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$202,266	$2,432	$9,032	$213,730

(15) SUBSEQUENT EVENTS
Distribution to Common Unit Holders
In September 2013, the Board of CII authorized a non-liquidating cash distribution to certain common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 90% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution will retain all of their common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 10% discount. During October 2013, $9,865 was distributed to the Company’s common unit holders as a result of the non-liquidating distributions. The distribution was paid by CII and will be reflected in the Company’s Consolidated Statement of Member’s Equity as a non-cash capital contribution and corresponding reduction in the stock-based compensation liability. Common unit holders electing to receive the early distribution forfeited $1,096 in previously recognized stock-based compensation, which had the effect of reducing stock-based compensation expense recognized during the second quarter of Fiscal 2014.
Pending and Recently Closed Acquisitions
See Note 2 – Acquisitions, for a discussion of acquisitions that have closed subsequent to September 30, 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain Factors That May Affect Future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 23, 2013 and in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on September 23, 2013.
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
As of September 30, 2013, our fiber networks spanned approximately 75,954 route miles and 5,605,191 fiber miles, served 297 geographic markets in the United States and Europe, and connected to 14,012 buildings, including 3,480 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 25 locations throughout the United States.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

ZAYO GROUP, LLC AND SUBSIDIARIES

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2012 as "Fiscal 2012," June 30, 2013 as “Fiscal 2013,” and the fiscal year ending June 30, 2014 as “Fiscal 2014.”
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
The Company historically operated as three Strategic Product Groups: Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo") and Zayo Fiber Solutions ("ZFS"). The ZB group provided primarily lit bandwidth infrastructure services, the zColo group provided colocation and connectivity services and the ZFS group provided dark fiber related services.
Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of our legacy ZFS group to Zayo Dark Fiber. As of September 30, 2013, the Company has seven Strategic Product Groups as described below.
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
    Zayo Wavelength Services ("Waves"). Through our Waves Strategic Product Group, we provide lit bandwidth infrastructure services to customers utilizing optical wavelength technology.  From a technological standpoint, the service is provided by multiplexing a number of optical customer signals onto different wavelengths (i.e., colors) of laser light. The Waves segment provides wavelength services in speeds of 1 Gbps, 2.5 Gbps, 10 Gbps, 40 Gbps, and 100 Gbps. The Waves Strategic Product Group also provides a dedicated wavelength service; that is, wavelengths on fibers that are not shared between customers. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo SONET Services ("SONET"). The Company's Synchronous Optical Network Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers or highly coherent light from light-emitting diodes. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54 Mbps) to OC-192 (10 Gbps) of capacity. Customers in this Group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Ethernet Services ("Ethernet"). The Company's Ethernet Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology.  Ethernet services are offered in metropolitan markets as well as between metropolitan areas (intercity) in point to point and multi-point configurations.  Unlike data transmission over a Waves network, information transmitted over Ethernet is transferred in a packet or frame across the network.  The frame enables the data to navigate across a shared infrastructure in order to reach the intended destination. Services are provided in speeds ranging from 10 Mbps to 10 Gbps. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Internet Protocol Services ("IP"). The Company's Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across

ZAYO GROUP, LLC AND SUBSIDIARIES

multiple circuits from the source to the destination. Information leaving the source is divided into several packets and each packet traverses the network utilizing the most efficient path and means. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10 Mbps to 100 Gbps on a single port interface. Customers include regional telecommunications and cable carriers, enterprises, educational institutions and content companies. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.
Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mpbs and above and is used by wireless service providers to enable 3G and 4G cellular services. The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to have a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and twenty years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
Zayo Colocation ("zColo"). Through our zColo Strategic Product Group, we provide network-neutral colocation and connectivity services in 25 data center and interconnection facilities across 19 markets throughout the United States.The zColo Group manages approximately 175,000 square feet of billable colocation space as of September 30, 2013 within these 25 facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. We believe our interconnection offering is differentiated by our intra-building dark fiber infrastructure connecting multiple suites in major US carrier hotel locations and our Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer data center customers outsourced technical resources through our “remote hands” product. Customers can purchase packages of time or use our technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and who choose to colocate in our key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York City, New York, which is one of the most important carrier hotels in the United States with 300 domestic and international networks interconnecting within this facility.
Demand for our services does not materially fluctuate based on seasonality.
Recent Developments
Pending and Recently Closed Acquisitions
Access Communications, Inc. ("Access")
On August 13, 2013, the Company entered into a purchase agreement with Access, a Minnesota corporation, and shareholders of Access, which closed on October 1, 2013. Zayo acquired 100% of the equity interest in Access. The purchase price, subject to certain customary post-closing adjustments, was $40.1 million and was paid with cash on hand.
Access is a provider of metro bandwidth infrastructure services that owns and operates a 1,054 mile fiber network that covers the greater Minneapolis-St. Paul metropolitan area, connecting more than 500 on-net buildings, including the area's major datacenters and carrier hotel facilities. Access is primarily focused on providing dark fiber services to a concentrated set of Minneapolis area carrier, enterprise and governmental customers, particularly within the education segment.
FiberLink, LLC ("FiberLink")
On October 2, 2013, we entered into a purchase agreement with FiberLink, an Illinois limited liability company, and the sellers of Fiberlink. The agreement was consummated on the same date, at which time the Company acquired 100% of the

ZAYO GROUP, LLC AND SUBSIDIARIES

equity interest in FiberLink. The purchase price of $43.0 million, subject to certain customary post-closing adjustments, was paid with available funds drawn on the Company's $250.0 million Revolving Credit Facility.
FiberLink is a Midwest-based dark fiber operator. The FiberLink business is built upon an unique route between Chicago and Denver. FiberLink’s primary route brings to Zayo more than 1,200 route miles of network running from downtown Chicago through Des Moines and Omaha to downtown Denver. With this acquisition, Zayo now offers approximately 26,000 routes miles of dark fiber with associated colocation and technical support services.
Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 in order to take advantage of the favorable Internet, data and wireless growth trends driving the demand for bandwidth infrastructure services. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well-positioned to continue to capitalize on those trends. We have built our network and services primarily through 26 acquisitions accounted for as business combinations (through September 30, 2013).
Colocation Asset Purchase
On August 1, 2013, zColo entered into a purchase agreement with an undisclosed colocation business. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of this business for a purchase price of approximately $1.9 million, comprised of 301,949 preferred units with an estimated fair value of $1.6 million, and cash consideration of approximately $0.3 million net of cash acquired. The purchase price is subject to customary post-closing adjustments. Approximately, $0.3 million of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period. The cash consideration was paid with cash on hand.
The acquired colocation business operated 25,000 sq. ft. of developed datacenter space in four facilities across three markets, offering carrier-neutral colocation services. In addition, it maintained approximately 100,000 sq. ft. of additional undeveloped datacenter space to accommodate future growth opportunities. The acquired colocation business had approximately 100 customers, concentrated within the healthcare and media and content segments.
The results of the acquired colocation business are included in our operating results beginning August 1, 2013.
Core NAP, L.P. (“Core NAP”)
On May 31, 2013, zColo entered into a purchase agreement with Core NAP. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7.0 million, subject to customary post-closing adjustments. $1.1 million of the purchase price is currently held in escrow pending the expiration of the indemnification period. The purchase price was paid with cash on hand.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

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
The acquisition of AboveNet added 20,590 new route miles and approximately 2,500,000 fiber miles to our network and added connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which housed some of the largest corporate users of network services in the world. AboveNet's metropolitan networks typically contained 432, and in some cases 864, fiber strands in each cable. This high fiber count allowed AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet's metropolitan networks served 17 markets in the U.S., with strong network

ZAYO GROUP, LLC AND SUBSIDIARIES

footprints in a number of the largest metropolitan markets including Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Francisco, California; Seattle, Washington; and Washington, D.C. It also served four metropolitan markets in Europe: London, United Kingdom; Amsterdam, Netherlands; Frankfurt, Germany; and Paris, France. These locations also included many private data centers and hub locations that were important for AboveNet's customers. AboveNet used under-sea capacity on the Japan-U.S. Cable Network to provide connectivity between the U.S and Japan, and capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.
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
In addition, CII concluded the sale of 98,916,060 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII issued pursuant to the securities purchase agreements was approximately $470.3 million, net of $2.0 million in costs associated with raising the additional capital. $133.2 million of the net proceeds from the equity raised were contributed to us in June 2012, and the remaining $337.1 million was contributed on July 2, 2012.
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
On October 5, 2012, we entered into a second amendment (the "Second Amendment") to our credit agreement governing our Revolver and Term Loan Facility (the “Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on our Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also set a floor on the Term Loan Facility’s interest rate at 5.25% and reduced the interest rate on the Revolver by 187.5 basis points.
On February 27, 2013, we entered into a Fourth Amendment to our credit agreement (the “Fourth Amendment”). Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on our Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (the “Term Loan LIBOR Spread”) with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the Term Loan LIBOR Spread and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, our Revolver, which was undrawn as of June 30, 2013, will bear interest at LIBOR plus 3.00% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represents a downward adjustment of 50 basis points on the Revolving Loan LIBOR Spread from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

ZAYO GROUP, LLC AND SUBSIDIARIES

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreement beginning June 30, 2013. The counterparties pays to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates.
Substantial Capital Expenditures
During the three months ended September 30, 2013 and 2012, we invested $86.7 million and $66.7 million (net of stimulus grant reimbursements) respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
Change in Operating Segments
As a result of our organic and acquisition-related growth, the Zayo Bandwidth segment had grown considerably in scale and complexity. Therefore, effective January 1, 2013, we changed our reporting segments by disaggregating the legacy Zayo Bandwidth segment into the following five separate segments: Waves; SONET; Ethernet; IP; and MIG, see "Item 2- Overview". Separating the lit services segment into its component products allows for better management accountability and decision making while providing greater visibility to our Chief Operating Decision Maker. Concurrent with these changes we also changed the name of our Zayo Fiber Solutions segment to Zayo Dark Fiber.
We began recording revenue and expense transactions in these new segments on July 1, 2012, but we did not begin reporting the disaggregate information to our Chief Operating Decision Maker until January 1, 2013. For comparative purposes, financial information is presented for each of these new segments beginning July 1, 2012.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Background for Review of Our Results of Operations
Operating Costs
Our operating costs consist primarily of colocation facility costs, colocation facility utilities costs and third-party network service costs. Our colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates along with the utility costs to power those facilities. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from other local exchange carriers to augment our owned infrastructure for which we are generally billed a fixed monthly fee. While increases in demand will drive additional operating costs in our business, consistent with our strategy of leveraging our infrastructure assets, we expect to primarily utilize our existing network infrastructure and augment, when necessary, with additional circuits or services from third-party providers. Transport costs include the upfront cost of the initial installation of such circuits. We have excluded depreciation and amortization expense from our operating costs.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

Results of Operations

	Three months ended September 30,
	2013	2012
	(amounts in thousands)
Revenue
Dark Fiber	$78,859	$67,732
Waves	63,273	57,826
Ethernet	36,143	31,085
SONET	31,612	32,252
IP	23,829	21,460
MIG	18,945	14,193
zColo	18,935	15,296
Intercompany eliminations	(7,251)	(8,342)
Total Revenue	$264,345	$231,502
Operating costs and expenses
Operating costs, excluding depreciation and amortization	34,882	32,717
Selling, general and administrative expenses, excluding stock-based compensation	74,732	85,792
Stock-based compensation	42,684	10,481
Selling, general and administrative expenses	117,416	96,273
Depreciation and amortization	80,575	79,549
Total operating costs and expenses	232,873	208,539
Operating income	31,472	22,963
Other expenses
Interest expense, net	(51,497)	(62,555)
Loss on extinguishment of debt	—	(64,975)
Other income, net	663	585
Total other expenses, net	(50,834)	(126,945)
Loss from continuing operations before income taxes	(19,362)	(103,982)
Provision/(benefit)for income taxes	8,534	(36,588)
Loss from continuing operations	(27,896)	(67,394)
Earnings from discontinued operations, net of income taxes	—	1,808
Net loss	$(27,896)	$(65,586)
Reconciliation to adjusted EBITDA:
Earnings from discontinued operations, net of income taxes	$—	$(1,808)
Depreciation and amortization	80,575	79,549
Interest expense	51,497	62,555
Loss on extinguishment of debt	—	64,975
Provision/(benefit) for income taxes	8,534	(36,588)
Foreign currency loss/(gain) on intercompany loans	(622)	(550)
Stock-based compensation	42,684	10,481
Transaction costs	587	11,383
Adjusted EBITDA	$155,359	$124,411
Selected cash flow data
Net cash flows provided by operating activities	93,877	79,070
Purchases of property and equipment, net of stimulus grants	(86,672)	(66,656)
Acquisitions	(294)	(2,328,165)
Net cash flows used in investing activities	(86,966)	(2,394,821)
Net cash flows (used in)/provided by financing activities	(2,749)	2,377,036

ZAYO GROUP, LLC AND SUBSIDIARIES

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenue
Our total revenue increased by $32.8 million, or 14.2%, from $231.5 million to $264.3 million for the three months ended September 30, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2013 and Fiscal 2014 during the quarterly period immediately preceding the respective acquisition date multiplied by four ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our strategic product groups. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Total
		(in thousands)
FiberGate	August 31, 2012	10,644	—	—	—	—	—	—	10,644
USCarrier	October 1, 2012	228	2,982	8,420	2,462	663	1,394	139	16,288
First Telecom	December 14, 2012	25,385	5,920	—	—	—	—	—	31,305
Litecast	December 31, 2012	1,803	—	—	237	1,764	—	11	3,815
Core NAP	May 31, 2013	—	—	—	—	—	—	5,259	5,259
Colocation Asset Purchase	August 1, 2013	—	—	—	—	—	—	7,764	7,764
Total		$38,060	$8,902	$8,420	$2,699	$2,427	$1,394	$13,173	$75,075
In addition to the acquisition related revenue growth during the period resulting from the aforementioned acquisitions was organic growth of approximately 9.0%. As a result of internal sales efforts since September 30, 2012, we have entered into $1,148.9 million in gross new sales contracts. Since September 30, 2012, we have received acceptance on gross installations that have resulted in incremental monthly revenue of $18.8 million as of September 30, 2013 as compared to September 30, 2012. This increase in revenue related to our organic growth is partially offset by total customer churn of $14.0 million in monthly revenue since September 30, 2012.

Product Group	Gross New Sales (Contract Value)	Installations (additional monthly revenue)	Churn (reduction to monthly revenue)	Net Installations
	(in millions)
Dark Fiber	$621.0	$4.0	$(2.8)	$1.2
Waves	198.1	5.1	(4.3)	0.8
SONET	22.5	0.8	(1.9)	(1.0)
Ethernet	102.8	3.7	(2.2)	1.4
IP	67.4	2.2	(1.5)	0.7
MIG	84.3	2.0	(0.6)	1.3
zColo	52.6	1.1	(0.8)	0.3
Total	$1,148.9	$18.8	$(14.0)	$4.8
The following table reflects the stratification of our revenues during the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	(in thousands)
Monthly recurring revenue	$247,644	94%	$220,040	95%
Amortization of deferred revenue	12,139	5%	9,788	4%
Other revenue	4,562	1%	1,674	1%
Total revenue	$264,345	100%	$231,502	100%

ZAYO GROUP, LLC AND SUBSIDIARIES

Operating Costs
Our operating costs, which exclude depreciation and amortization, increased by $2.2 million, or 6.6%, from $32.7 million to $34.9 million for the three months ended September 30, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to September 30, 2012 and additional costs associated with our Fiscal 2013 and Fiscal 2014 acquisitions. The 6.6% increase in operating costs occurred during the same period in which our revenues increased by 14.2%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2013 and Fiscal 2014 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the three months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$28,857	$33,375
Network operations expenses	30,031	27,492
Other SG&A expenses	15,257	13,542
Transaction costs	587	11,383
Stock-based compensation	42,684	10,481
Total SG&A expenses	$117,416	$96,273
Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $4.5 million, or 13.5%, from $33.4 million to $28.9 million for the three months ended September 30, 2012 and 2013, respectively. The decrease reflects a decrease in salaries and wages, benefits and payroll taxes paid for former AboveNet employees during the first quarter of Fiscal 2014 as compared to the first quarter of Fiscal 2013, a reduction in severance costs paid in connection with acquisition-related activity and accrued bonus and vacation, which was partially offset by an increase in headcount during Fiscal 2013 and the first quarter of Fiscal 2014 to support our growing business, including certain employees retained from acquired businesses. At September 30, 2013, we had 1,250 full time employees compared to 1,035 full time employees at September 30, 2012.
Network Operations Expenses. Network operations expenses increased by $2.5 million, or 9.2%, from $27.5 million to $30.0 million for the three months ended September 30, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $1.7 million, or 12.7%, from $13.5 million to $15.3 million for the three months ended September 30, 2012 and 2013, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs decreased during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 by $10.8 million from $11.4 million to $0.6 million for the three months ended September 30, 2012 and 2013, respectively.
Stock-Based Compensation. Stock-based compensation expenses increased by $32.2 million, or 307.3%, from $10.5 million to $42.7 million during the three months ended September 30, 2012 and 2013, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended September 30, 2013 and 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

	Estimated fair value as of
Common Units	September 30, 2013	June 30, 2013	September 30, 2012	June 30, 2012
		(estimated value per unit)
Class A	$1.63	$1.50	$0.95	$0.92
Class B	1.46	1.34	0.83	0.81
Class C	1.25	1.14	0.70	0.68
Class D	1.21	1.10	0.67	0.65
Class E	1.04	0.95	0.57	0.55
Class F	0.93	0.75	0.51	0.49
Class G	0.51	0.46	0.27	n/a
Class H	0.43	0.38	n/a	n/a
Class I	0.27	n/a	n/a	n/a
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since June 30, 2013 and synergies realized and expected to be realized from our Fiscal 2013 and Fiscal 2014 acquisitions.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $201.1 million and $158.5 million as of September 30, 2013 and June 30, 2013, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.0 million, or 1.3%, from $79.5 million to $80.6 million for the three months ended September 30, 2012 and 2013, respectively. The increase is a result of an increase in depreciation related to capital expenditures since September 30, 2012 and acquisition-related growth.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the three months ended September 30, 2013 and 2012, respectively.

	Three months ended September 30,
	2013	2012
	(in thousands)
Interest expense	$(51,497)	$(62,555)
Loss on extinguishment of debt	—	(64,975)
Other income, net	663	585
Total other expenses, net	$(50,834)	$(126,945)
Interest Expense. Interest expense decreased by $11.1 million, or 17.7%, from $62.6 million to $51.5 million for the three months ended September 30, 2012 and 2013, respectively. The decrease in interest expense is primarily the result of the Company's amendment of its credit facilities during the second and third quarters of fiscal 2013 to lower its stated interest rates on these debt instruments, in addition to quarterly principal payments on our term loan facility reducing our outstanding debt obligations. See Note 6 - Long-Term Debt.
Loss on Extinguishment of Debt. In connection with debt refinancing activities, we recognized a loss on extinguishment of debt of $65.0 million during the three months ended September 30, 2012. The loss consisted of a cash expense of $39.8 million associated with the payment of early redemption fees on the Company's previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of unamortized debt issuance costs, and $8.1 million associated with the write-off of the net unamortized discount on the extinguished debt balances.
Other Income, net. Other income, net during the three months ended September 30, 2013 primarily relates to an unrealized foreign currency gain/(loss) on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation; however, the weakening of the British pound over the U.S. dollar during the three months ended September 30, 2013 resulted in an unrealized foreign exchange gain of $0.6 million at our foreign subsidiary.

ZAYO GROUP, LLC AND SUBSIDIARIES

Provision for Income Taxes
The Company recorded a provision for income taxes of $8.5 million during the three months ended September 30, 2013 as compared to a benefit for income taxes of $36.6 million during the three months ended September 30, 2012. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.
The Company’s foreign operations have historically incurred operating losses, resulting in the inability to repatriate funds. In the event that the Company has future positive earnings in foreign jurisdictions and repatriates these funds, the Company would need to accrue and pay the appropriate income tax in the U.S. It is the Company’s intent that any current or future profits from foreign operations will be reinvested in property and equipment in those foreign jurisdictions.
The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes:

	For the three months ended September 30,
	2013	2012
	(in thousands)
Expected provision at statutory rate	$(6,779)	$(36,391)
Increase/(decrease) due to:
Non-deductible stock-based compensation	14,939	3,668
State income taxes, net of federal benefit	783	(4,639)
Transactions costs not deductible for tax purposes	192	910
Foreign tax rate differential	(666)	(459)
Other, net	65	323
Provision/(benefit) for income taxes	$8,534	$(36,588)

ZAYO GROUP, LLC AND SUBSIDIARIES

Adjusted EBITDA
We define Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.
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
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:
Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended September 30, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$8.6	$11.6	$7.0	$9.5	$9.4	$3.2	$2.7	$(79.8)	$(27.9)
Interest expense	—	—	—	—	—	—	0.4	51.0	51.5
Provision for income taxes	—	—	—	—	—	—	—	8.5	8.5
Depreciation and amortization expense	39.9	16.8	5.4	7.4	2.7	5.9	2.5	—	80.6
Transaction costs	—	—	—	—	—	—	0.5	—	0.6
Stock-based compensation	5.8	4.5	2.6	3.5	2.2	2.4	0.9	20.9	42.7
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Foreign currency loss on intercompany loans	—	—	—	—	—	—	—	(0.6)	(0.6)
Adjusted EBITDA	$54.3	$32.9	$15.0	$20.4	$14.3	$11.5	$7.1	$—	$155.4

ZAYO GROUP, LLC AND SUBSIDIARIES

	Three months ended September 30, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$6.8	$4.1	$7.8	$3.5	$6.9	$0.2	$0.7	$(95.6)	$(65.6)
Earnings from discontinued operations, net of taxes	$—	—	—	—	—	—	$—	$(1.8)	$(1.8)
Interest expense	—	0.1	—	—	—	—	—	62.4	62.6
Benefit for income taxes	—	—	—	—	—	—	—	(36.6)	(36.6)
Depreciation and amortization expense	35.8	19.3	5.4	9.3	2.7	5.0	2.1	—	79.5
Transaction costs	2.4	2.2	0.6	2.0	0.9	1.7	1.6	—	11.4
Stock-based compensation	1.4	1.2	0.5	0.6	0.5	0.5	0.2	5.7	10.5
Loss on extinguishment of debt	—	—	—	—	—	—	—	65.0	$65.0
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(0.6)	$(0.6)
Adjusted EBITDA	$46.4	$26.8	$14.3	$15.4	$11.0	$7.4	$4.5	$(1.5)	$124.4

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
As of September 30, 2013, we had $92.4 million in cash and cash equivalents and a working capital deficit of $31.4 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we have a working capital deficit as of September 30, 2013, a majority of the deficit is a result of a current deferred revenue balance of $54.6 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2013 current deferred revenue balance. Additionally, as of September 30, 2013, we had $243.4 million available under our Revolver.
Our capital expenditures, net of stimulus grants, increased by $20.0 million, or 30%, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, from $66.7 million to $86.7 million, respectively. Our capital expenditures primarily relate to success-based contracts. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

The following table sets forth components of our cash flow for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	93,877	79,070
Net cash used in investing activities	(86,966)	(2,394,821)
Net cash provided by financing activities	(2,749)	2,377,036
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $14.8 million, or 19%, from $79.1 million to $93.9 million during the three months ended September 30, 2012 and 2013, respectively. Net cash flows from operating activities during the three months ended September 30, 2013 represents the loss from continuing operations of $27.9 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $80.6 million, stock-based compensation expense of $42.7 million, provision for bad debts of $0.4 million, additions to deferred revenue of $24.0 million, and non-cash interest expense of $6.5 million, less amortization of deferred revenue of $12.1 million and changes in the deferred tax provision of $8.6 million, minus the net change in working capital components.
Net cash flows from operating activities during the three months ended September 30, 2012 represents our net loss from continuing operations of $67.4 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $79.5 million, loss on extinguishment of debt of $65.0 million, non-cash interest expense of $8.6 million, additions to deferred revenue of $2.9 million, provision for bad debts of $0.5 million, the deferred tax provision of $39.1 million and non-cash stock-based compensation expense of $10.5 million, less amortization of deferred revenue of $9.6 million, plus the change in working capital components.
The increase in net cash flows from operating activities during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily a result of additional earnings from synergies realized from our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $87.0 million and $2,394.8 million during the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, our principal uses of cash for investing activities were $86.7 million in additions to property and equipment and $0.3 million for the colocation asset purchase.
During the three months ended September 30, 2012, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $117.5 million for the acquisition of FiberGate, and $66.7 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the three months ended September 30, 2013 was purchase consideration of $1.9 million returned from our acquisition of MarquisNet.
Cash Flows from Financing Activities
Our net cash used in financing activities was $2.7 million during the three months ended September 30, 2013. Our net cash provided by financing activities was $2,377.0 million during the three months ended September 30, 2012. Our cash flows from financing activities during the three months ended September 30, 2013 primarily comprise $1.9 million in equity contributions. This cash inflow was offset by $4.1 million principal payments on long-term debt, $0.4 million in principal repayments on capital lease obligations, and $0.2 million in payment of deferred debt issuance costs during the three months ended September 30, 2013.
Our cash flows from financing activities during the three months ended September 30, 2012 comprise $2,840.0 million from the proceeds from long-term borrowings, $337.2 million in equity contributions, and a $22.4 million net change in restricted cash. This cash inflow was partially offset by $82.5 million in debt issuance costs, $697.5 million in principal repayments on long-term debt, $39.8 million in payments of early redemption fees on debt extinguished, $2.4 million cash contributed to ZPS, and $0.4 million in principal payments on capital leases during the period.
Off-Balance Sheet Arrangements
We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 11 - Commitments and Contingencies to the consolidated financial statements, or in the Future Contractual Obligations table

ZAYO GROUP, LLC AND SUBSIDIARIES

included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2013 or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.
As of September 30, 2013, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,577.5 million on our Term Loan Facility and $23.3 million of capital lease obligations. As of September 30, 2013, we had $243.4 million available for borrowing under our Revolver. On October 1, 2013, the Company drew $45.0 million under our Revolver primarily in connection with the FiberLink acquisition that was completed on October 2, 2013. The Company intends to repay this obligation during the second quarter of Fiscal 2014 with cash generated by operations.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,319.7 million as of September 30, 2013. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2013, the applicable interest rate on our Revolver was 3.2% and the rate on our Term Loan Facility was 4.5%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.2% or $3.2 million, which is limited as a result of the applicable interest rate as of September 30, 2013 being below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $16.0 million before considering the offsetting effects of our interest rate swaps.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparty pays to us the greater of actual LIBOR or 1.25%. We entered in to the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. Changes in the fair value of the interest rate swaps of $2.3 million and $4.5 million were recorded as an (decrease)/increase to interest expense during the three months ended September 30, 2013 and 2012, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $22.1 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2013 and 2012, our foreign activities accounted for 5.6% and 6.3% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to manage currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion related to the AboveNet acquisition completed during Fiscal 2013, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.
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
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

101*
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

*	Filed/furnished herewith.

ZAYO GROUP, LLC AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date:	November 8, 2013	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	November 8, 2013	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer