Form 10-Q
period 2013-12-31
ZAYO GROUP LLC
filed 2014-02-06
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR
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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$201,714	$88,148
Trade receivables, net of allowance of $3,617 and $3,689 as of December 31, 2013 and June 30, 2013, respectively	55,132	67,811
Due from related parties	968	622
Prepaid expenses	18,704	19,188
Deferred income taxes, net	30,600	30,600
Other assets	2,939	2,851
Total current assets	310,057	209,220
Property and equipment, net	2,508,215	2,411,220
Intangible assets, net	633,475	636,258
Goodwill	748,736	682,775
Debt issuance costs, net	93,308	99,098
Deferred income taxes, net	55,893	60,036
Other assets	26,782	29,284
Total assets	$4,376,466	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$17,700	$16,200
Accounts payable	10,629	33,477
Accrued liabilities	111,616	115,932
Accrued interest	55,951	55,048
Capital lease obligations, current	2,697	6,600
Deferred revenue, current	56,344	35,977
Total current liabilities	254,937	263,234
Long-term debt, non-current	2,956,553	2,814,505
Capital lease obligation, non-current	16,895	6,567
Deferred revenue, non-current	385,062	326,180
Stock-based compensation liability	248,910	158,520
Deferred income taxes, net	8,863	5,560
Other long-term liabilities	19,984	19,892
Total liabilities	3,891,204	3,594,458
Commitments and contingencies (Note 11)
Member’s equity
Member’s interest	706,890	703,963
Accumulated other comprehensive income/(loss)	8,358	(4,755)
Accumulated deficit	(229,986)	(165,775)
Total member’s equity	485,262	533,433
Total liabilities and member’s equity	$4,376,466	$4,127,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$273,599	$245,265	$537,945	$476,767
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,027	34,888	69,909	67,605
Selling, general and administrative expenses, excluding stock-based compensation	77,539	73,027	152,271	158,819
Stock-based compensation	56,685	33,445	99,368	43,926
Selling, general and administrative expenses	134,224	106,472	251,639	202,745
Depreciation and amortization	81,257	83,467	161,831	163,016
Total operating costs and expenses	250,508	224,827	483,379	433,366
Operating income	23,091	20,438	54,566	43,401
Other expenses
Interest expense	(50,277)	(52,635)	(101,774)	(115,190)
Loss on extinguishment of debt	(1,911)	(5,707)	(1,911)	(70,682)
Other income, net	480	224	1,140	809
Total other expenses, net	(51,708)	(58,118)	(102,545)	(185,063)
Loss from continuing operations before provision for income taxes	(28,617)	(37,680)	(47,979)	(141,662)
Provision/(benefit) for income taxes	7,698	(3,438)	16,232	(40,026)
Loss from continuing operations	(36,315)	(34,242)	(64,211)	(101,636)
Earnings from discontinued operations, net of income taxes	—	—	—	1,808
Net loss	$(36,315)	$(34,242)	$(64,211)	$(99,828)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(36,315)	$(34,242)	$(64,211)	$(99,828)
Foreign currency translation adjustments	3,654	(68)	13,113	4,384
Comprehensive loss	$(32,661)	$(34,310)	$(51,098)	$(95,444)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2013
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2013	$703,963	$(4,755)	$(165,775)	$533,433
Capital contributed (cash)	2,181	—	—	2,181
Distribution to Parent	(1,203)	—	—	(1,203)
Preferred stock-based compensation	312	—	—	312
Foreign currency translation adjustment	—	13,113	—	13,113
Preferred stock issued for colocation asset purchase	1,637	—	—	1,637
Net loss	—	—	(64,211)	(64,211)
Balance at December 31, 2013	$706,890	$8,358	$(229,986)	$485,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(64,211)	$(99,828)
Earnings from discontinued operations	—	1,808
Loss from continuing operations	(64,211)	(101,636)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	161,831	163,016
Loss on extinguishment of debt	1,911	70,682
Non-cash interest expense	10,468	13,973
Stock-based compensation	99,368	43,926
Amortization of deferred revenue	(25,339)	(19,518)
Additions to deferred revenue	47,370	23,336
Provision for bad debts	826	1,385
Deferred income taxes	15,036	(40,803)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	15,817	(22,111)
Prepaid expenses	1,653	12,000
Other assets	(534)	(7,723)
Accounts payable and accrued liabilities	(16,632)	50,260
Payables to related parties, net	(361)	(3,660)
Other liabilities	(10,375)	2,280
Net cash provided by operating activities of continuing operations	236,828	185,407

Cash flows from investing activities
Purchases of property and equipment	(174,949)	(132,459)
Broadband stimulus grants received	—	6,894
Acquisition of Fiberlink, LLC, net of cash acquired	(43,000)	—
Acquisition of Access Communications, Inc., net of cash acquired	(40,068)	—
Colocation asset purchase, net of cash acquired	(294)	—
Core NAP purchase consideration paid	(50)	—
Acquisition of Abovenet, Inc., net of cash acquired	—	(2,212,492)
Acquisition of FiberGate, net of cash acquired	—	(118,335)
Acquisition of USCarrier Telecom, LLC, net of cash acquired	—	(15,949)
Acquisition of First Telecom Services, LLC, net of cash acquired	—	(110,420)
Acquisition of Litecast/Balticore, LLC, net of cash acquired	—	(22,177)
Arialink purchase consideration returned	—	797
Mercury Marquis Holdings, LLC purchase consideration returned	—	1,875
Proceeds from principal payments received on related party loans	—	3,000
Net cash used in investing activities of continuing operations	(258,361)	(2,599,266)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands) (continued)

	Six months ended
	December 31, 2013	December 31, 2012
Cash flows from financing activities
Proceeds from issuance of long-term debt	$150,000	$3,024,417
Proceeds from revolving credit facility	45,000	—
Equity contributions	2,181	341,483
Distribution to Parent	(1,203)	—
Principal payments on long-term debt	(8,475)	(886,846)
Principal repayments on capital lease obligations	(5,915)	(581)
Payments on revolving credit facility	(45,000)	—
Payment of early redemption fees on debt extinguished	—	(55,997)
Payment of debt issuance costs	(1,695)	(83,404)
Change in restricted cash, net	—	22,412
Cash contributed to ZPS (Note 3)	—	(7,218)
Net cash provided by financing activities of continuing operations	134,893	2,354,266

Cash flows from continuing operations	113,360	(59,593)

Cash flows from discontinued operations
Operating activities	—	3,914
Investing activities	—	2,424
Cash flows from discontinued operations	—	6,338

Effect of changes in foreign exchange rates on cash	206	175
Net increase in cash and cash equivalents	113,566	(53,080)
Cash and cash equivalents, beginning of period	88,148	150,693
Cash and cash equivalents, end of period	$201,714	$97,613
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$91,796	$71,293
Cash paid for income taxes	1,085	1,468
Non-cash purchases of equipment through capital leasing	5,053	3,648
(Decrease)/increase in accruals for purchases of property and equipment	(16,944)	26,523
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
Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on September 23, 2013 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six month periods ended December 31, 2013 are not necessarily indicative of the operating results for any future interim period or the full year.
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
As of December 31, 2013 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 28 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions Completed During Fiscal 2014
The Company completed three acquisitions during the first two quarters of Fiscal 2014. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of December 31, 2013 for the following acquisitions:
Colocation Asset Purchase
On August 1, 2013, zColo entered into an asset purchase agreement to acquire a colocation business (the "Colocation Asset Purchase"). The transaction was consummated on the same date, at which time zColo acquired substantially all of the net assets of this business for a purchase price of approximately $1,932, comprised of 301,949 preferred units with an estimated fair value of $1,637 and cash consideration of $344 ($294 net of cash acquired). The acquisition was non-taxable. The purchase price is subject to customary post-closing adjustments. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period. The cash consideration was paid with cash on hand.
The results of the acquired colocation business are included in the Company's operating results beginning August 1, 2013.
Access Communications, Inc. ("Access")
On August 13, 2013, the Company entered into a purchase agreement with Access, a Minnesota corporation, and shareholders of Access, which closed on October 1, 2013. Zayo acquired 100% of the equity interest in Access. The acquisition was non-taxable. The purchase price, subject to certain customary post-closing adjustments, was $40,068 and was paid with cash on hand. $4,000 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period.
The results of the acquired Access business are included in the Company's operating results beginning October 1, 2013.
FiberLink, LLC ("FiberLink")
On October 2, 2013, the Company entered into a purchase agreement with FiberLink, an Illinois limited liability company, and the sellers of FiberLink. The agreement was consummated on the same date, at which time the Company acquired 100% of the equity interest in FiberLink. The acquisition was taxable. The purchase price of $43,000, subject to certain customary post-closing adjustments, was paid with available funds drawn on the Company's $250,000 revolving credit facility.
The results of the acquired FiberLink business are included in the Company's operating results beginning October 2, 2013.
Acquisitions Completed During Fiscal 2013
The Company completed 6 acquisitions during Fiscal 2013 with an aggregate purchase price of $2,485,809. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of December 31, 2013 for the following acquisition:
Core NAP, L.P. (“Core NAP")
On May 31, 2013, zColo entered into a purchase agreement with Core NAP. The agreement was consummated on the same date, at which time zColo acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7,080, subject to customary post-closing adjustments. The acquisition was taxable. $1,095 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The purchase price was paid with cash on hand.
The results of the acquired Core NAP business are included in the Company's operating results beginning May 31, 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

Acquisition Method Accounting Estimates
The Company has recognized the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. During the quarter ended December 31, 2013, the Company finalized its valuation analysis and resulting purchase accounting for the acquisition of First Telecom. As of December 31, 2013, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the non-working capital acquired assets and liabilities assumed, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Core NAP, the Colocation Asset Purchase, Access and FiberLink. As such, with the exception of First Telecom, all information presented as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The table below reflects the Company’s estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 and 2014 acquisitions for which acquisition accounting was finalized during the six months ended December 31, 2013 or is not yet finalized:

	First Telecom	Core NAP	Colocation Asset Purchase	Access	FiberLink
Acquisition date	December 14, 2012	May 31, 2013	August 1, 2013	October 1, 2013	October 2, 2013
Cash	$—	$—	$50	$1,162	$1
Other current assets	5,901	198	620	2,286	804
Property and equipment	63,543	1,661	8,993	8,401	6,105
Deferred tax assets, net	19,238	—	—	—	—
Intangibles	17,135	—	—	16,000	17,200
Goodwill	48,285	5,759	—	19,388	39,089
Other assets	157	—	544	—	6
Total assets acquired	154,259	7,618	10,207	47,237	63,205
Current liabilities	4,560	305	719	953	1,001
Deferred revenue	39,999	—	219	5,054	19,203
Other liabilities	—	233	7,287	—	—
Total liabilities assumed	44,559	538	8,225	6,007	20,204
Net assets acquired	109,700	7,080	1,982	41,230	43,001
Less cash acquired	—	—	(50)	(1,162)	(1)
Net consideration paid	$109,700	$7,080	$1,932	$40,068	$43,000
The goodwill arising from the Company's acquisitions results from synergies, anticipated incremental sales to the acquired company customer base, and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (as such reporting units existed on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill, discloses the preliminary and/or final allocation of the Company's acquired goodwill to each of its reporting units. The goodwill associated with the acquisition of Core NAP is deductible for tax purposes.
In each of the Company's Fiscal 2013 and Fiscal 2014 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The Company has not yet completed an initial valuation of acquired customer relationships for Core NAP and the Colocation Asset Purchase.

ZAYO GROUP, LLC AND SUBSIDIARIES

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions
First Telecom
During the quarter ended December 31, 2013, the Company finalized its acquisition accounting for First Telecom and adjusted its previously reported allocation of the purchase consideration associated with this acquisition as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2013 that related to facts and circumstances in existence at the acquisition date. Property, plant and equipment increased by $25,624, customer relationship intangible assets decreased by $18,381, deferred revenue increased by $18,178, and deferred tax assets increased by $7,273 related to the Company's final valuation of non-working capital acquired assets and liabilities assumed and related deferred tax impacts. The Company did not retrospectively adjust previously reported financial results in connection with the finalization of acquisition accounting for First Telecom due to the immaterial effect of these adjustments.
Escrow Claim Settlement
During the second quarter of Fiscal 2014, the Company settled its outstanding escrow claim with the sellers of 360networks Holdings (USA), Inc. ("360networks") and received a one-time payment of $5,042 as full and final settlement. $1,261 of the settlement was transferred to Onvoy, Inc. ("Onvoy") for customer billing disputes related to its acquired VOIP 360, Inc. business. The remaining $3,781 was recognized as a reduction in "Selling, general and administrative expenses" in the accompanying condensed consolidated statement of operations for the three and six months ended December 31, 2013 since the measurement period had closed for the 360networks acquisition at the time of settlement.
Transaction Costs
Transaction costs include expenses incurred that are directly related to potential and closed acquisitions. The Company incurred transaction costs of $165 and $752 during the three and six months ended December 31, 2013, respectively, and $1,634 and $13,017 during the three and six months ended December 31, 2012, respectively. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom, Litecast, and Core NAP and Fiscal 2014 acquisitions of the Colocation Asset Purchase, Access, and FiberLink as if the acquisitions occurred on July 1, 2012. The pro forma loss for the quarters ended December 31, 2013 and 2012 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2013 and 2014 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2012.

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenue	$273,599	$260,646	$541,464	$516,282
Loss from continuing operations	$(36,314)	$(32,235)	$(63,546)	$(89,901)

(3)	SPIN-OFF OF BUSINESS
In connection with certain business combinations, the Company may acquire assets or liabilities that support products outside of the Company’s primary focus of providing bandwidth infrastructure services.
On September 30, 2012, the Company completed a spin-off of Zayo Professional Services ("ZPS"), a professional service business unit acquired in the acquisition of AboveNet. The Company distributed all of the assets and liabilities of ZPS on the spin-off date to Holdings.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 12 — Related-Party Transactions, for a discussion of transactions with ZPS during the six months ended December 31, 2013 and 2012.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

Six months ended December 31,
2012
Revenues	$6,474
Earnings before income taxes	3,011
Income tax expense	1,203
Earnings from discontinued operations, net of income taxes	$1,808
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses, which ZPS recognized during the six months ended December 31, 2012 from transactions with other Zayo Group subsidiaries.

(4)	GOODWILL
The Company’s goodwill balance was $748,736 and $682,775 as of December 31, 2013 and June 30, 2013, respectively.
The Company's reporting units are comprised of its reportable segments, Zayo Dark Fiber ("Dark Fiber"), Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP"), Zayo Mobile Infrastructure Group ("MIG"), and Zayo Colocation ("zColo"). The following table reflects the allocation of goodwill acquired in the Company's Fiscal 2013 and 2014 acquisitions to the Company's reportable units (in millions):

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Total
As of June 30, 2013	$189,869	$215,864	$50,286	$91,708	$80,072	$38,313	$16,663	$682,775
Additions:
First Telecom	2,700	597	—	149	—	—	—	3,446
Core NAP	—	—	—	—	—	—	90	90
Colocation Asset Purchase	—	—	—	—	—	—	—	—
Access	10,933	—	—	3,945	107	4,403	—	19,388
Fiberlink	39,089	—	—	—	—	—	—	39,089
Foreign currency translation	3,133	410	—	110	160	—	135	3,948
As of December 31, 2013	$245,724	$216,871	$50,286	$95,912	$80,339	$42,716	$16,888	$748,736
During the six months ended December 31, 2013, goodwill increased by $3,948 due to foreign currency movements impacting goodwill allocated to the U.K. operations. In addition, the Company recorded immaterial purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net increase to goodwill of $3,536. The increase primarily related to purchase accounting adjustments recorded during the second quarter of Fiscal 2014 in connection with the Company's final valuation of property, plant and equipment, intangible assets, and deferred revenue and associated deferred taxes impact for the First Telecom acquisition.

ZAYO GROUP, LLC AND SUBSIDIARIES

(5)INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of December 31, 2013 and June 30, 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Finite-Lived Intangible Assets
Customer relationships	$721,373	$(92,675)	$628,698
Trade names	1,179	(884)	295
Underlying rights	1,075	(81)	994
	723,627	(93,640)	629,987
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$727,115	$(93,640)	$633,475

June 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$715,730	$(84,570)	$631,160
Trade names	1,179	(590)	589
Underlying rights	1,075	(54)	1,021
	717,984	(85,214)	632,770
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$721,472	$(85,214)	$636,258
Refer to Note 2 — Acquisitions, for discussion of adjustments recorded during the quarter ended December 31, 2013 in connection with the final purchase price allocation for First Telecom.

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
In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,975 associated with debt extinguishment costs, including a non-cash expense of $17,032 associated with the write-off of the Company's unamortized debt issuance costs, a cash expense of $39,798 associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8,145 associated with the write-off of the net unamortized discount on the extinguished debt balances. In connection with the Notes offering and the Term Loan Facility, we recorded an original issue discount of $30,000 and incurred debt issuance costs of $85,200. These costs and the original issue discount are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.
On October 5, 2012, the Company and Zayo Capital entered into a second amendment (the “Second Amendment”) to the agreement governing its Term Loan Facility (the "Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Company’s Term Loan Facility was adjusted to bear interest at LIBOR plus 4.0%, which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment set a floor on the Term Loan Facility’s interest rate at 5.25%. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.
In connection with the Second Amendment, the Company incurred a re-pricing premium of $16,200, which was paid with cash on hand. The Company also recognized an additional debt extinguishment expense in October 2012 of $5,700 related to the Second Amendment and incurred an additional $16,100 in debt issuance costs.

ZAYO GROUP, LLC AND SUBSIDIARIES

On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Company’s Term Loan Facility was further adjusted to LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The amended terms represent a downward adjustment of 50 basis points on the interest rate of the Company's Term Loan Facility and a 25 basis point reduction in the minimum LIBOR rate from the Second Amendment. Under the terms of the Fourth Amendment, the Company’s Revolver bore interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio (the “Revolving Loan LIBOR Spread”), which represented a downward adjustment of 50 basis points from the Second Amendment. The Fourth Amendment also amended certain terms and provisions of the Company's Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).
On November 26, 2013, the Company and Zayo Capital entered into a Fifth Amendment (the "Fifth Amendment") to the Company's Credit Agreement. Under the terms of the Fifth Amendment, effective November 26, 2013, the Company’s Term Loan Facility was increased by $150,000 to $1,749,750, and the interest rate was further adjusted to LIBOR plus 3.0% (the "Term Loan LIBOR Spread") with a minimum LIBOR rate of 1.0%.  The amended terms represented a downward adjustment of 50 basis points on the Term Loan LIBOR Spread from the Fourth Amendment. The Company’s Revolver will bear interest at LIBOR plus 2.75% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represented a downward adjustment of 25 basis points on the Revolving Loan LIBOR Spread from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.
Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1,911 associated with debt extinguishment costs, including cash expense of $955 related to third party costs and non-cash expense of $956 associated with the write-off of the Company’s unamortized debt issuance costs and discount on its Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1,512 in debt issuance costs.
The interest rates in effect on the Term Loan Facility as of December 31, 2013 and June 30, 2013 were 4.00% and 4.50%, respectively. The interest rates in effect for the Revolver as of December 31, 2013 and June 30, 2013 were 3.00% and 3.27%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.
The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4,425 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the amended Credit Agreement.
As of December 31, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,724,253 (net of an unamortized discount of $21,072), respectively, and no amounts were outstanding under the Company's Revolver. As of June 30, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,580,705 (net of unamortized discount of $23,094) and no amounts were outstanding under the Company’s Revolver. During the quarter ended December 31, 2013, the Company drew $45,000 under the Revolver primarily in connection with the FiberLink acquisition and repaid the outstanding balance during the same period.
As of December 31, 2013, standby letters of credit were outstanding in the amount of $6,428 as of December 31, 2013, leaving $243,572 available under the Revolver as of December 31, 2013. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to 3.0% per annum based upon the Company’s leverage ratio.
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
The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2013 and June 30, 2013.
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
The Company may make prepayments on the Term Loan Facility at any time without incurring a charge.
Debt issuance costs
In connection with the Notes offering, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $117,805. These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.
The balance of debt issuance costs as of December 31, 2013 and June 30, 2013 was $93,308 and $98,960, net of accumulated amortization of $18,292 and $11,482, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3,429 and $6,793 during the three and six months ended December 31, 2013, respectively, and $3,600 and $6,603 during the three and six months ended December 31, 2012, respectively.
Interest rate derivatives
On August 13, 2012, the Company entered into interest rate swap agreements with an aggregate notional value of $750,000 and a maturity date of June 30, 2017. There were no up-front fees for these agreements. The contract states that the Company pays a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.
Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and six months ended December 31, 2013, respectively, $348 and $(1,916) was recorded as a decrease/(increase) in interest expense for the change in the fair value of the interest rate swaps. During the three and six months ended December 31, 2012, $673  and $5,157, respectively, was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $726 and $2,642 is included in “Other long term assets” in the Company’s consolidated balance sheet as of December 31, 2013 and June 30, 2013, respectively.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2013 and 2012 are as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Expected benefit at statutory rate	$(9,943)	$(13,198)	$(16,722)	$(49,589)
Increase due to:
Non-deductible stock-based compensation	19,840	10,912	34,779	14,580
State income taxes provision/(benefit), net of federal benefit	1,343	(695)	2,126	(5,334)
Transaction costs not deductible for tax purposes	(64)	35	128	945
Foreign tax rate differential	(943)	(228)	(1,608)	(687)
Release of accrual for uncertain tax position	(2,600)	—	(2,600)	—
Other, net	65	(264)	129	59
Provision/(benefit) for income taxes	$7,698	$(3,438)	$16,232	$(40,026)
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
Release of Uncertain Tax Position
During the quarter ended December 31, 2013, the Company released a tax reserve totaling $2,600 related to an uncertain tax position previously recognized in connection with the Fibernet acquisition upon settlement of the matter with the Internal Revenue Service ("IRS"). The uncertain tax position was associated with a deduction taken for accelerated vesting of restricted stock units. This reduced the Company's estimated effective tax rate for the three and six months ended December 31, 2013. The remaining tax reserve was written off as a reduction in deferred tax assets associated with the Company's net operating loss carryforwards as of December 31, 2013.

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
During the three and six months ended December 31, 2013, CII contributed $300 and $2,181 in cash to the Company. The source of the cash contribution was dividend payments received from CII's other subsidiaries.

ZAYO GROUP, LLC AND SUBSIDIARIES

As discussed in Note 2 - Acquisitions, the Company issued 301,949 preferred units with an estimated fair value of $1,637 in connection with the colocation asset purchase during the first quarter of Fiscal 2014. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period.
As discussed in Note 9 - Stock-Based Compensation, during the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company was $8,797. Zayo Group LLC distributed $10,000 to Zayo Group Holdings, which made the distribution to the employees. The amount distributed to Zayo Group Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013.

(9)	STOCK-BASED COMPENSATION
Liability Classified Awards
The Company has been given authorization by CII to award 625,000,000 of CII's common units as profits interests to employees, directors, and affiliates of the Company.
As of December 31, 2013, CII had nine classes of common units with different liquidation preferences: Class A through Class I units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. During the three months ended September 30, 2013, the Company issued 598,822 Class H common units to its independent directors and 45,767,059 Class I common units to its employees and independent directors. At December 31, 2013, 509,704,679 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 115,295,321 common units of CII were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.
As of December 31, 2013 and June 30, 2013, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	December 31, 2013	June 30, 2013
	(estimated per unit value)
Class A	$1.90	$1.50
Class B	1.69	1.34
Class C	1.45	1.14
Class D	1.40	1.10
Class E	1.20	0.95
Class F	1.07	0.75
Class G	0.56	0.46
Class H	0.47	0.38
Class I	0.28	n/a
The liability associated with the common units issued to employees and directors of the Company was $248,910 and $158,520 as of December 31, 2013 and June 30, 2013, respectively. As of December 31, 2013, common units with an estimated fair value of $127,819 were unvested. The fair value of the unvested common units will be recognized as stock-based compensation expense over the next three years.
The stock-based compensation expense associated with the common units was $56,685 and $99,368 during the three and six months ended December 31, 2013 and $33,445 and $43,926 during the three and six months ended December 31, 2012, respectively.
The Company's stock-based compensation relates to employees functioning in a selling, general and administrative capacity. The Company presents stock-based compensation as a separate component of selling, general and administrative expenses on the consolidated statement of operations due to the size and volatility of the non-cash expense.
The holders of common units of CII are not entitled to transfer their units or receive dividends or distributions, except at the discretion of CII's Board of Directors. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of

ZAYO GROUP, LLC AND SUBSIDIARIES

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
Equity Classified Awards
CII has issued preferred units to certain Zayo Group executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. On July 1, 2013, 70,193 preferred unit awards were granted to the Company's independent directors with an estimated grant date fair value of $380, which vest over a period of three years. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $80 and $312 for the three and six months ended December 31, 2013, respectively, and $211 and $429 for the three and six months ended December 31, 2012, respectively, including compensation recorded for preferred units granted in earlier periods.
Non-Liquidating Distribution to Common Unit Holders
In September 2013, the Board of CII authorized a non-liquidating cash distribution to certain common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 90% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 10% discount. During the second quarter of Fiscal 2014, $8,797 was distributed to the Company’s common unit holders as a result of the non-liquidating distributions, with a corresponding reduction in the stock-based compensation liability. The distribution was funded by the Company through a $10,000 distribution to Zayo Group Holdings, which made the distribution to the employees. The amount distributed to Zayo Group Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013. Common unit holders electing to receive the early distribution forfeited $977 in previously recognized stock-based compensation, which had the effect of reducing stock-based compensation expense recognized during the second quarter of Fiscal 2014.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at December 31, 2013 and June 30, 2013 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,250,000 as of December 31, 2013 and June 30, 2013. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of December 31, 2013 and June 30, 2013 was estimated to be $1,310,125 and $1,364,375, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

ZAYO GROUP, LLC AND SUBSIDIARIES

     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,724,253 and $1,580,705 as of December 31, 2013 and June 30, 2013, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into in November 2013, its carrying amount approximates fair value. Excluding any offsetting effect of the Company's interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $17,453.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $348 and $1,916 were recorded as an decrease/(increase) to interest expense during the three and six months ended December 31, 2013, respectively. Changes in the fair value of the interest rate swaps of $673 and $5,157 were recorded as an increase to interest expense during the three and six months ended December 31, 2012, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $20,717.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	December 31, 2013	June 30, 2013
Assets Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$726	$2,642
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$248,910	$158,520

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At December 31, 2013, the Company was contractually committed for $104,370 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
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
As of December 31, 2013 the Company had a net payable balance to Onvoy, Inc. ("Onvoy") in the amount of $633, related to services the Company received from Onvoy. As of June 30, 2013 the Company had a net receivable balance from Onvoy in the amount of $622, related to services the Company provided to Onvoy.
As discussed in Note 3 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition, to Holdings on September 30, 2012. As of the spin-off date, the Company recorded a receivable from ZPS related to the net working capital surplus of $10,447 that was transferred to ZPS. During the three months ended December 31, 2012, the Company received $3,000 from ZPS as a payment against this related party receivable that is reflected in cash flows from financing activities on the consolidated statement of cash flows during the six months ended December 31, 2012.
As of December 31, 2013, the Company had a net receivable balance with ZPS in the amount of $1,617, related to services the Company provided to ZPS. As of June 30, 2013, the Company had a net payable balance with ZPS in the amount of $25 related to services the Company received from ZPS.

ZAYO GROUP, LLC AND SUBSIDIARIES

Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS during the three and six months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Revenue	$3,094	$3,160	$6,146	$4,859
Operating costs	(99)	(122)	(224)	(288)
Selling, general and administrative expenses	(219)	(239)	(460)	(399)
Net	$2,776	$2,799	$5,462	$4,172
On July 2, 2012, Matthew Erickson, the President of Zayo Fiber and Transport Infrastructure ("zFTI"), purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors. The notes were outstanding as of December 31, 2013.
Dan Caruso, Chief Executive Officer, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three and six months ended December 31, 2013, the Company reimbursed Mr. Caruso $143 for his business use of the aircraft.
(13) SEGMENT REPORTING
The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company's notes to its financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.
Prior to January 1, 2013, the Company had operated as three segments (also referred to herein as Strategic Product Groups): Zayo Bandwidth ("ZB"), Zayo Colocation ("zColo"), and Zayo Fiber Solutions ("ZFS"). Each Strategic Product Group is structured to provide sales, delivery, and customer support for its specific telecom and Internet infrastructure services. The ZB Strategic Product Group offered primarily lit bandwidth infrastructure services, the zColo Strategic Product Group provided colocation and inter-connection transport services and the ZFS Strategic Product Group is dedicated to marketing and supporting dark fiber related services. Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of the legacy ZFS group to Zayo Dark Fiber.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

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
•Zayo Mobile Infrastructure ("MIG"). The Company's Mobile Infrastructure Strategic Product Group provides two key services:  Fiber-to-the-Tower ("FTT") and Small Cell Infrastructure.  The Company's FTT products consist of fiber based backhaul from cellular towers to mobile switching centers.  This service is generally provided in speeds of 50 Mbps and above and is used by wireless service providers to enable 3G and 4G cellular services.  The segment's Small Cell Infrastructure services provide two separate sub-services.  The first sub-service is neutral space and power, similar to a provider of mobile and broadcast tower space.  Wireless services providers purchase this service to provide them with a physical location to mount their small cell antennas.  The second sub-service is dark fiber backhaul from the antenna to a mobile switching center. The MIG customers are wireless carriers. Services are typically provided for terms between five and twenty years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber consumed and the number of neutral space and power locations provided.
•Zayo Colocation ("zColo"). Through the zColo Strategic Product Group, the Company provides network-neutral colocation and connectivity services in 26 data center and interconnection facilities across 20 markets throughout the United States. The zColo group manages approximately 186,000 square feet of billable colocation space as of December 31, 2013 within these 26 facilities. All facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of the Company's network neutral colocation offering are: space, power, interconnection and remote technical services. The Company sells space in half-

ZAYO GROUP, LLC AND SUBSIDIARIES

racks, racks, cabinets, cages, and private suites and provides alternating current (“AC”) and direct current (“DC”) power at various levels. The power product is backed up by batteries and generators. As a network-neutral provider of colocation services, the Company provides customers with interconnection services, allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. The Company believes the interconnection offering is differentiated by intra-building dark fiber infrastructure connecting multiple suites in major U.S. carrier hotel locations and the Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market leveraging the metro fiber network. The Company also offers data center customers outsourced technical resources through “remote hands” product. Customers can purchase packages of time or use technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and that choose to colocate in key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee.
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
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$83,603	$64,417	$30,243	$37,579	$24,682	$19,771	$20,919	$—	$281,214
Intersegment revenue	(58)	(4,914)	—	(14)	(58)	—	(2,571)		(7,615)
Revenue from external customers	83,545	59,503	30,243	37,565	24,624	19,771	18,348	—	273,599
Adjusted EBITDA	58,407	32,863	13,883	21,070	14,401	12,282	8,579	(33)	161,452
Total assets	1,903,542	812,603	189,480	419,714	238,101	352,105	115,256	345,665	4,376,466
Capital expenditures, net of stimulus grant reimbursements	21,466	26,156	997	10,116	4,305	19,422	5,815	—	88,277

	As of and for the six months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$162,462	$127,690	$61,856	$73,722	$48,512	$38,716	$39,853	$—	$552,811
Intersegment revenue	(69)	(9,714)	—	(29)	(74)	—	(4,980)	—	(14,866)
Revenue from external customers	162,393	117,976	61,856	73,693	48,438	38,716	34,873	—	537,945
Adjusted EBITDA	112,691	65,799	28,856	41,449	28,653	23,758	15,636	(31)	316,811
Capital expenditures, net of stimulus grant reimbursements	44,683	48,218	1,932	23,244	9,666	38,591	8,615	—	174,949

ZAYO GROUP, LLC AND SUBSIDIARIES

	As of and for the three months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$73,261	$59,060	$33,400	$32,538	$22,595	$15,805	$15,441	$—	$252,100
Intersegment revenue	—	(4,800)	—	(14)	(17)	—	(2,004)	—	(6,835)
Revenue from external customers	73,261	54,260	33,400	32,524	22,578	15,805	13,437	—	245,265
Adjusted EBITDA	51,489	30,017	14,839	17,344	12,159	8,029	5,211	(9)	139,079
Total assets	1,855,750	742,897	213,381	380,395	225,013	299,688	86,520	310,732	4,114,376
Capital expenditures, net of stimulus grant reimbursements	(15,183)	(13,707)	(593)	(8,609)	(2,508)	(13,498)	(4,811)	—	(58,909)

	As of and for the six months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Total
Revenue	$140,993	$116,886	$65,652	$63,623	$44,055	$29,999	$30,737	$—	$491,945
Intersegment revenue	(632)	(10,045)	—	(144)	(197)	—	(4,160)	—	(15,178)
Revenue from external customers	140,361	106,841	65,652	63,479	43,858	29,999	26,577	—	476,767
Adjusted EBITDA	97,922	56,856	29,167	32,703	23,157	15,477	9,760	(1,552)	263,490
Capital expenditures, net of stimulus grant reimbursements	(34,642)	(29,618)	(1,012)	(16,997)	(4,967)	(30,169)	(8,160)	—	(125,565)

Adjusted EBITDA
The Company defines Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition-related transaction costs, stock-based compensation, and certain non-cash items. The Company uses Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting future periods. The Company believes that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:
Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$7,835	$10,826	$5,035	$10,848	$8,722	$3,075	$2,728	$(85,384)	$(36,315)
Earnings from discontinued operations, net of taxes
Interest expense	23	32	2	2	1	2	541	49,674	50,277
Provision for income taxes	—	—	—	—	—	—	—	7,698	7,698
Depreciation and amortization expense	40,889	15,831	5,308	7,611	2,669	6,255	2,694	—	81,257
Transaction costs	40	36	8	30	12	26	13	—	165
Stock-based compensation	9,620	6,138	3,530	2,579	2,997	2,924	2,603	26,294	56,685
Loss on extinguishment of debt	—	—	—	—	—	—	—	1,911	1,911
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(226)	(226)
Adjusted EBITDA	$58,407	$32,863	$13,883	$21,070	$14,401	$12,282	$8,579	$(33)	$161,452

	Six months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$16,414	$22,376	$12,033	$20,341	$18,115	$6,229	$5,445	$(165,164)	$(64,211)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—
Interest expense	42	77	4	7	3	7	954	100,680	101,774
Provision for income taxes	—	—	—	—	—	—	—	16,232	16,232
Depreciation and amortization expense	80,804	32,650	10,689	14,966	5,350	12,169	5,203	—	161,831
Transaction costs	61	59	13	50	21	41	508	—	753
Stock-based compensation	15,370	10,637	6,117	6,085	5,164	5,312	3,526	47,157	99,368
Loss on extinguishment of debt	—	—	—	—	—	—	—	1,911	1,911
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(847)	(847)
Adjusted EBITDA	$112,691	$65,799	$28,856	$41,449	$28,653	$23,758	$15,636	$(31)	$316,811

ZAYO GROUP, LLC AND SUBSIDIARIES

	Three months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$7,665	$6,163	$7,462	$5,450	$7,643	$1,276	$2,529	$(72,430)	$(34,242)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—
Interest expense	79	87	7	47	17	25	28	52,345	52,635
Provision for income taxes	—	—	—	—	—	—	—	(3,438)	(3,438)
Depreciation and amortization expense	38,909	19,728	5,518	9,710	2,702	4,857	2,043	—	83,467
Transaction costs	416	358	92	307	128	232	100	—	1,633
Stock-based compensation	4,420	3,681	1,760	1,830	1,669	1,639	511	17,935	33,445
Loss on extinguishment of debt	—	—	—	—	—	—	—	5,707	5,707
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(128)	(128)
Adjusted EBITDA	$51,489	$30,017	$14,839	$17,344	$12,159	$8,029	$5,211	$(9)	$139,079

	Six months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp/ elimination	Zayo Group
Net earnings/(loss)	$14,478	$10,237	$15,227	$8,965	$14,541	$1,523	$3,272	$(168,071)	$(99,828)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	(1,808)	(1,808)
Interest expense	114	148	18	62	22	36	28	114,762	115,190
Provision for income taxes	—	—	—	—	—	—	—	(40,026)	(40,026)
Depreciation and amortization expense	74,680	39,038	10,960	18,991	5,391	9,862	4,094	—	163,016
Transaction costs	2,852	2,598	662	2,287	1,006	1,914	1,697	—	13,016
Stock-based compensation	5,798	4,835	2,300	2,398	2,197	2,142	669	23,587	43,926
Loss on extinguishment of debt	—	—	—	—	—	—	—	70,682	70,682
Foreign currency gain on intercompany loans	—	—	—	—	—	—	—	(678)	(678)
Adjusted EBITDA	$97,922	$56,856	$29,167	$32,703	$23,157	$15,477	$9,760	$(1,552)	$263,490

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6 – Long-Term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc., $750,000 Senior Secured Notes and $500,000 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisition of AboveNet on July 2, 2012.
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
The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company. Activity related to income taxes is included at the issuer, or Zayo Group level, and the Company's non-guarantor subsidiaries and is not allocated to the Company's guarantor subsidiary in the condensed consolidated financial information presented below.

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
December 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$189,347	$1,013	$11,354	$—	$201,714
Trade receivables, net	37,946	5,495	11,691	—	55,132
Due from related parties	752	—	816	(600)	968
Prepaid expenses	14,090	2,243	2,371	—	18,704
Deferred income taxes	30,600	—	—	—	30,600
Other assets	2,892	6	41	—	2,939
Total current assets	275,627	8,757	26,273	(600)	310,057
Property and equipment, net	2,342,618	66,347	99,250	—	2,508,215
Intangible assets, net	582,346	17,377	33,752	—	633,475
Goodwill	682,735	15,145	50,856	—	748,736
Debt issuance costs, net	93,308	—	—	—	93,308
Deferred income taxes, net	54,572	—	1,321	—	55,893
Other assets	21,677	4,297	808	—	26,782
Related party receivable, long-term	10,571	—	—	(10,571)	—
Investment in subsidiary	245,191	—	—	(245,191)	—
Total assets	$4,308,645	$111,923	$212,260	$(256,362)	$4,376,466
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$17,700	$—	$—	$—	$17,700
Accounts payable	8,292	873	1,464	—	10,629
Accrued liabilities	98,168	6,479	6,969	—	111,616
Accrued interest	55,951	—	—	—	55,951
Capital lease obligations, current	1,962	735	—	—	2,697
Due to related parties	—	—	600	(600)	—
Deferred revenue, current	53,248	873	2,223	—	56,344
Total current liabilities	235,321	8,960	11,256	(600)	254,937
Long-term debt, non-current	2,956,553	—	—	—	2,956,553
Related party debt, long-term	—	—	10,571	(10,571)	—
Capital lease obligations, non-current	5,583	9,634	1,678	—	16,895
Deferred revenue, non-current	375,796	3,831	5,435	—	385,062
Stock-based compensation liability	239,134	5,936	3,840	—	248,910
Deferred income taxes, net	—	—	8,863	—	8,863
Other long-term liabilities	10,996	8,927	61	—	19,984
Total liabilities	3,823,383	37,288	41,704	(11,171)	3,891,204
Member’s equity
Member’s interest	764,132	37,949	150,000	(245,191)	706,890
Accumulated other comprehensive income	—	—	8,358	—	8,358
(Accumulated deficit)/retained earnings	(278,870)	36,686	12,198	—	(229,986)
Total member’s equity	485,262	74,635	170,556	(245,191)	485,262
Total liabilities and member’s equity	$4,308,645	$111,923	$212,260	$(256,362)	$4,376,466

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$83,608	$1,009	3,531	$—		$88,148
Trade receivables, net	52,377	4,284	11,150	—		67,811
Due from related parties	2,113	—	(384)	(1,107)		622
Prepaid expenses	14,768	1,634	2,786	—		19,188
Deferred income taxes	30,600	—	—	—		30,600
Restricted cash	—	—	—	—		—
Other assets, current	2,843	6	2	—		2,851
Total current assets	186,309	6,933	17,085	(1,107)		209,220
Property and equipment, net	2,274,764	48,673	87,783	—		2,411,220
Intangible assets, net	585,590	18,695	31,973	—		636,258
Goodwill	620,812	15,055	46,908	—		682,775
Debt issuance costs, net	99,098	—	—	—		99,098
Deferred income taxes, net	60,036	—	—	—		60,036
Other assets	25,332	3,130	822	—		29,284
Related party receivable, long-term	10,427	—	—	(10,427)		—
Investment in subsidiary	216,224	—	—	(216,224)		—
Total assets	$4,078,592	$92,486	184,571	$(227,758)		$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—		$16,200
Accounts payable	30,319	1,536	1,622	—		33,477
Accrued liabilities	103,780	5,376	6,776	—		115,932
Accrued interest	55,048	—	—	—		55,048
Capital lease obligations, current	1,493	5,107	—	—		6,600
Due to related-parties	25	—	1,082	(1,107)		—
Deferred revenue, current	33,170	701	2,106	—		35,977
Total current liabilities	240,035	12,720	11,586	(1,107)		263,234
Long-term debt, non-current	2,814,505	—	—	—		2,814,505
Related party debt, long-term	—	—	10,427	(10,427)		—
Capital lease obligations, non-current	6,487	80	—	—		6,567
Deferred revenue, non-current	318,188	3,850	4,142	—		326,180
Deferred income taxes, net	—	—	5,560	—	—	5,560
Stock-based compensation liability	154,435	2,794	1,291	—		158,520
Other long-term liabilities	11,511	8,311	70	—		19,892
Total liabilities	3,545,161	27,755	33,076	(11,534)		3,594,458
Member’s equity
Member’s interest	736,439	33,748	150,000	(216,224)		703,963
Accumulated other comprehensive loss	—	—	(4,755)	—		(4,755)
(Accumulated deficit)/retained earnings	(203,008)	30,983	6,250	—		(165,775)
Total member’s equity	533,431	64,731	151,495	(216,224)		533,433
Total liabilities and member’s equity	$4,078,592	$92,486	184,571	$(227,758)		$4,127,891

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended December 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$237,376	$20,683	$15,540	$—	$273,599
Operating costs and expenses
Operating costs, excluding depreciation and amortization	24,102	9,073	1,852	—	35,027
Selling, general and administrative expenses, excluding stock-based compensation	68,397	3,264	5,878	—	77,539
Stock-based compensation	52,591	2,393	1,701	—	56,685
Selling, general and administrative expenses	120,988	5,657	7,579	—	134,224
Depreciation and amortization	75,353	2,516	3,388	—	81,257
Total operating costs and expenses	220,443	17,246	12,819	—	250,508
Operating income	16,933	3,437	2,721	—	23,091
Other expenses
Interest expense	(49,667)	(541)	(69)	—	(50,277)
Loss on extinguishment of debt	(1,911)	—	—	—	(1,911)
Other income, net	164	11	305	—	480
Equity in net earnings of subsidiaries	5,864	—	—	(5,864)	—
Total other (expenses)/income, net	(45,550)	(530)	236	(5,864)	(51,708)
(Loss)/earnings before provision for income taxes	(28,617)	2,907	2,957	(5,864)	(28,617)
Provision for income taxes	7,698	—	—	—	7,698
Net (loss)/earnings	$(36,315)	$2,907	$2,957	$(5,864)	$(36,315)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the six months ended December 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$468,196	$39,393	$30,356	$—	$537,945
Operating costs and expenses
Operating costs, excluding depreciation and amortization	48,981	17,610	3,318	—	69,909
Selling, general and administrative expenses, excluding stock-based compensation	133,910	6,996	11,365	—	152,271
Stock-based compensation	93,667	3,302	2,399	—	99,368
Selling, general and administrative expenses	227,577	10,298	13,764	—	251,639
Depreciation and amortization	150,324	4,842	6,665	—	161,831
Total operating costs and expenses	426,882	32,750	23,747	—	483,379
Operating income	41,314	6,643	6,609	—	54,566
Other expenses
Interest expense	(100,679)	(952)	(143)	—	(101,774)
Loss on extinguishment of debt	(1,911)	—	—	—	(1,911)
Other income, net	199	12	929	—	1,140
Equity in net earnings of subsidiaries	11,651	—	—	(11,651)	—
Total other (expenses)/income, net	(90,740)	(940)	786	(11,651)	(102,545)
(Loss)/earnings before provision for income taxes	(49,426)	5,703	7,395	(11,651)	(47,979)
Provision for income taxes	14,785	—	1,447	—	16,232
Net (loss)/earnings	$(64,211)	$5,703	$5,948	$(11,651)	$(64,211)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$215,638	$15,217	$14,410	$—	$245,265
Operating costs and expenses
Operating costs, excluding depreciation and amortization	25,376	7,563	1,949	—	34,888
Selling, general and administrative expenses, excluding stock-based compensation	64,355	2,601	6,071	—	73,027
Stock-based compensation	32,514	503	428	—	33,445
Selling, general and administrative expenses	96,869	3,104	6,499	—	106,472
Depreciation and amortization	77,987	2,025	3,455	—	83,467
Total operating costs and expenses	200,232	12,692	11,903	—	224,827
Operating income	15,406	2,525	2,507	—	20,438
Other expenses
Interest expense	(52,475)	(27)	(133)	—	(52,635)
Loss on extinguishment of debt	(5,707)	—	—	—	(5,707)
Other income/(expense), net	90	(2)	136	—	224
Equity in net earnings of subsidiaries	3,445	—	—	(3,445)	—
Total other (expense)/income, net	(54,647)	(29)	3	(3,445)	(58,118)
(Loss)/earnings from continuing operations before provision for income taxes	(39,241)	2,496	2,510	(3,445)	(37,680)
(Benefit)/provision for income taxes	(4,999)	—	1,561	—	(3,438)
Net (loss)/earnings	$(34,242)	$2,496	$949	$(3,445)	$(34,242)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the six months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$417,559	$30,288	$28,920	$—	$476,767
Operating costs and expenses
Operating costs, excluding depreciation and amortization	48,492	15,258	3,855	—	67,605
Selling, general and administrative expenses, excluding stock-based compensation	137,788	7,052	13,979	—	158,819
Stock-based compensation	42,640	657	629	—	43,926
Selling, general and administrative expenses	180,428	7,709	14,608	—	202,745
Depreciation and amortization	152,193	4,074	6,749	—	163,016
Total operating costs and expenses	381,113	27,041	25,212	—	433,366
Operating income	36,446	3,247	3,708	—	43,401
Other expenses
Interest expense	(114,918)	(24)	(248)	—	(115,190)
Loss on extinguishment of debt	(70,682)	—	—	—	(70,682)
Other income/(expense), net	124	(2)	687	—	809
Equity in net earnings of subsidiaries	4,807	—	—	(4,807)	—
Total other expense, net	(180,669)	(26)	439	(4,807)	(185,063)
(Loss)/earnings from continuing operations before provision for income taxes	(144,223)	3,221	4,147	(4,807)	(141,662)
(Benefit)/provision for income taxes	(42,587)	—	2,561	—	(40,026)
(Loss)/Earnings from continuing operations	(101,636)	3,221	1,586	(4,807)	(101,636)
Earnings from discontinued operations, net of income taxes	1,808	—	—	—	1,808
Net (loss)/earnings	$(99,828)	$3,221	$1,586	$(4,807)	$(99,828)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the six months ended December 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
	(Issuer)
Net cash provided by operating activities	$207,082	$14,922	$14,824	$236,828
Cash flows from investing activities:
Purchases of property and equipment	(158,299)	(8,615)	(8,035)	(174,949)
Acquisitions, net of cash acquired	(83,068)	(344)	—	(83,412)
Net cash used in investing activities	(241,367)	(8,959)	(8,035)	(258,361)
Cash flows from financing activities:
Equity contributions/(distributions)	1,808	(455)	828	2,181
Distribution to Parent	(1,203)	—	—	(1,203)
Proceeds from long-term debt	150,000	—	—	150,000
Proceeds from revolving credit facility	45,000	—	—	45,000
Principal repayments on long-term debt	(8,475)	—	—	(8,475)
Payments on revolving credit facility	(45,000)	—	—	(45,000)
Principal repayments on capital lease obligations	(411)	(5,504)	—	(5,915)
Debt issuance costs, net of early redemption fees	(1,695)	—	—	(1,695)
Net cash provided by/(used in) financing activities	140,024	(5,959)	828	134,893
Effect of changes in foreign exchange rates on cash	—	—	206	206
Net increase in cash and cash equivalents	105,739	4	7,823	113,566
Cash and cash equivalents, beginning of period	83,608	1,009	3,531	88,148
Cash and cash equivalents, end of period	$189,347	$1,013	$11,354	$201,714

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the six months ended December 31, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by/(used in) operating activities	$163,409	$15,344	$6,654	$185,407
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(114,606)	(7,707)	(3,252)	(125,565)
Acquisitions, net of cash acquired	(2,485,014)	421	7,892	(2,476,701)
Proceeds from principal payments received on related party loans	3,000	—	—	3,000
Net cash (used in)/provided by investing activities	(2,596,620)	(7,286)	4,640	(2,599,266)
Cash flows from financing activities:
Equity contributions	341,483	—	—	341,483
Principal repayments on capital lease obligations	(458)	(123)	—	(581)
Principal repayments on long-term debt	(886,846)		—	(886,846)
Payment on intercompany loan	8,757	—	(8,757)	—
Payment of early redemption fees on debt extinguished	(55,997)	—	—	(55,997)
Dividend received/(paid)	7,293	(7,293)	—	—
Proceeds from borrowings	3,024,417	—	—	3,024,417
Changes in restricted cash	22,412	—	—	22,412
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Payment of deferred debt issuance costs	(83,404)	—	—	(83,404)
Net cash provided by/(used in) financing activities	2,370,439	(7,416)	(8,757)	2,354,266
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	175	175
Net (decrease)/increase in cash and cash equivalents	(56,434)	642	2,712	(53,080)
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$93,140	$1,761	$2,712	$97,613

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of December 31, 2013, our fiber networks spanned approximately 76,778 route miles and 5,714,719 fiber miles, served 297 geographic markets in the United States and Europe, and connected to 14,196 buildings, including 3,699 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 26 locations throughout the United States.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

ZAYO GROUP, LLC AND SUBSIDIARIES

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2013 as “Fiscal 2013” and the fiscal year ended June 30, 2014 as “Fiscal 2014.”
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
Effective January 1, 2013, the Company implemented certain changes to its Strategic Product Group structure that had the impact of disaggregating the lit bandwidth services group (ZB) into its constituent lit bandwidth services and changed the name of our legacy ZFS group to Zayo Dark Fiber. As of December 31, 2013, the Company has seven Strategic Product Groups as described below.
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
Zayo Colocation ("zColo"). Through our zColo Strategic Product Group, we provide network-neutral colocation and connectivity services in 26 data center and interconnection facilities across 20 markets throughout the United States.The zColo Group manages approximately 186,000 square feet of billable colocation space as of December 31, 2013 within these 26 facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to many major networks. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is backed up by batteries and generators. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver capacity services between separate networks using fiber, Ethernet, SONET, DS3 and DS1 service levels. We believe our interconnection offering is differentiated by our intra-building dark fiber infrastructure connecting multiple suites in major US carrier hotel locations and our Metro Interconnect product that allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer data center customers outsourced technical resources through our “remote hands” product. Customers can purchase packages of time or use our technical staff on an as-needed basis. Customers vary somewhat by facility with a significant portion of the Group's revenue coming from customers requiring a high degree of connectivity and who choose to colocate in our key carrier hotel and regional aggregation hub facilities. These customers include: domestic and foreign carriers, Internet service providers, cloud services providers, on-line gaming companies, content providers and CDN, media companies and other connectivity focused enterprise customers. Services are typically provided for terms between one and ten years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York City, New York, which is one of the most important carrier hotels in the United States with 300 domestic and international networks interconnecting within this facility.
Demand for our services does not materially fluctuate based on seasonality.
Factors Affecting Our Results of Operations
Business Acquisitions

For a detailed description of factors affecting the results of our operations for the three and six months ended December 31, 2013 and 2012, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Results of Operations" of the Company's Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission, and Note 2 - Acquisitions.
Debt and Equity Financing
On November 26, 2013, we entered into a Fifth Amendment to our credit agreement (the "Fifth Amendment"). Under the terms of the Fifth Amendment, effective November 26, 2013, the Company’s Term Loan Facility was increased by $150.0 million to $1,749.8 million, and the interest rate was further adjusted to LIBOR plus 3.0% (the "Term Loan LIBOR Spread") with a minimum LIBOR rate of 1.0%.  The amended terms represented a downward adjustment of 50 basis points on the Term Loan LIBOR Spread from the Fourth Amendment. The Company’s Revolver was adjusted to bear interest at LIBOR plus 2.75% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represented a downward adjustment of 25 basis points on the Revolving Loan LIBOR Spread from the Fourth Amendment.

ZAYO GROUP, LLC AND SUBSIDIARIES

We recognized debt extinguishment expense in November 2013 of $1.9 million related to the Fifth Amendment and incurred an additional $1.5 million in debt issuance costs. In connection with the Fifth Amendment, we did not incur a re-pricing premium.
During the quarter ended December 31, 2013, we drew $45.0 million on our Revolver in connection with the acquisition of FiberLink and repaid the outstanding balance during the same period. The Revolver was undrawn as of December 31, 2013.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreement beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates.
For information related to financing activities that occurred during the three and six months ended December 31, 2012, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Results of Our Operations - Debt and Equity Financing".

Substantial Capital Expenditures
During the six months ended December 31, 2013 and 2012, we invested $174.9 million and $125.6 million (net of stimulus grant reimbursements) respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Results of Operations

	Three months ended December 31,				Six months ended December 31,
	2013		2012		2013			2012
	(amounts in thousands)
Revenue
Dark Fiber	$83,603	31%	$73,261	30%	$162,462		30%	$140,993	30%
Waves	64,417	24	59,060	24	127,690		24	116,886	25
Ethernet	37,579	14	32,538	13	73,722		14	63,623	13
SONET	30,243	11	33,400	14	61,856		11	65,652	14
IP	24,682	9	22,595	9	48,512		9	44,055	9
MIG	19,771	7	15,805	6	38,716		7	29,999	6
zColo	20,919	8	15,441	6	39,853		7	30,737	6
Intercompany eliminations	(7,615)	(3)	(6,835)	(3)	(14,866)		(3)	(15,178)	(3)
Total revenue	$273,599	100%	$245,265	100%	$537,945	—	100%	$476,767	100%
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,027	13	34,888	14	69,909		13	67,605	14
Selling, general and administrative expenses, excluding stock-based compensation	77,539	28	73,027	30	152,271		28	158,819	33
Stock-based compensation	56,685	21	33,445	14	99,368		18	43,926	9
Selling, general and administrative expenses	134,224	49	106,472	43	251,639		47	202,745	43
Depreciation and amortization	81,257	30	83,467	34	161,831		30	163,016	34
Total operating costs and expenses	250,508	92	224,827	92	483,379		90	433,366	91
Operating income	23,091	8	20,438	8	54,566		10	43,401	9
Other expenses
Interest expense, net	(50,277)	(18)	(52,635)	(21)	(101,774)		(19)	(115,190)	(24)
Loss on extinguishment of debt	(1,911)	(1)	(5,707)	(2)	(1,911)		—	(70,682)	(15)
Other income, net	480	—	224	—	1,140		—	809	—
Total other expenses, net	(51,708)	(19)	(58,118)	(24)	(102,545)		(19)	(185,063)	(39)
Loss from continuing operations before income taxes	(28,617)	(10)	(37,680)	(15)	(47,979)		(9)	(141,662)	(30)
Provision/(benefit) for income taxes	7,698	3	(3,438)	(1)	16,232		3	(40,026)	(8)
Loss from continuing operations	(36,315)	(13)	(34,242)	(14)	(64,211)		(12)	(101,636)	(21)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—		—	1,808	—
Net loss	$(36,315)	(13)%	$(34,242)	(14)%	$(64,211)		(12)%	$(99,828)	(21)%
Reconciliation to adjusted EBITDA:
Earnings from discontinued operations, net of income taxes	$—		$—		$—			$(1,808)
Depreciation and amortization	81,257		83,467		161,831			163,016
Interest expense	50,277		52,635		101,774			115,190
Loss on extinguishment of debt	1,911		5,707		1,911			70,682
Provision/(benefit) for income taxes	7,698		(3,438)		16,232			(40,026)
Foreign currency gain on intercompany loans	(226)		(128)		(847)			(678)
Stock-based compensation	56,685		33,445		99,368			43,926
Transaction costs	165		1,633		753			13,016
Adjusted EBITDA	$161,452	59%	$139,079	57%	$316,811		59%	$263,490	55%

ZAYO GROUP, LLC AND SUBSIDIARIES

Selected cash flow data
Net cash flows provided by operating activities	$142,951	$106,337	$236,828	$185,407
Purchases of property and equipment, net of stimulus grants	(88,277)	(58,909)	(174,949)	(125,565)
Acquisitions	(83,118)	(148,536)	(83,412)	(2,476,701)
Other	—	3,000	—	3,000
Net cash flows used in investing activities	$(171,395)	$(204,445)	$(258,361)	$(2,599,266)
Net cash flows provided by/(used in) financing activities	$137,642	$(22,770)	$134,893	$2,354,266

ZAYO GROUP, LLC AND SUBSIDIARIES

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
Revenue
Our total revenue increased by $28.3 million, or 11.6%, from $245.3 million to $273.6 million for the three months ended December 31, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2013 and Fiscal 2014 during the quarterly period immediately preceding the respective acquisition date multiplied by four ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our strategic product groups. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Total
		(in thousands)
FiberGate	August 31, 2012	10,644	—	—	—	—	—	—	10,644
USCarrier	October 1, 2012	228	2,982	8,420	2,462	663	1,394	139	16,288
First Telecom	December 14, 2012	25,385	5,920	—	—	—	—	—	31,305
Litecast	December 31, 2012	1,803	—	—	237	1,764	—	11	3,815
Core NAP	May 31, 2013	—	—	—	—	—	—	5,259	5,259
Colocation Asset Purchase	August 1, 2013	—	—	—	—	—	—	7,764	7,764
Access	October 1, 2013	5,568	—	—	—	—	—	—	5,568
FiberLink	October 2, 2013	6,004	—	—	—	—	—	—	6,004
Total		$49,632	$8,902	$8,420	$2,699	$2,427	$1,394	$13,173	$86,647
In addition to the acquisition related revenue growth during the period resulting from the aforementioned acquisitions was organic growth of approximately 9%. As a result of internal sales efforts since December 31, 2012, we have entered into $1,458.5 million in gross new sales contracts. Since December 31, 2012, we have received acceptance on gross installations that have resulted in incremental monthly revenue of $18.9 million as of December 31, 2013 as compared to December 31, 2012. This increase in revenue related to our organic growth is partially offset by total customer churn of $14.2 million in monthly revenue since December 31, 2012.

Product Group	Gross New Sales (Contract Value)	Installations (additional monthly revenue)	Churn (reduction to monthly revenue)	Net Installations
	(in millions)
Dark Fiber	$885.3	$4.3	$2.9	$1.4
Waves	205.1	5.0	4.3	0.7
SONET	22.3	0.8	2.1	(1.2)
Ethernet	99.4	3.4	2.1	1.3
IP	63.9	2.2	1.4	0.8
MIG	122.9	1.9	0.7	1.2
zColo	59.6	1.2	0.7	0.5
Total	$1,458.5	$18.9	$14.2	$4.7

ZAYO GROUP, LLC AND SUBSIDIARIES

The following table reflects the stratification of our revenues during the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013		2012
	(in thousands)
Monthly recurring revenue	$253,685	93%	$231,019	94%
Amortization of deferred revenue	13,201	5%	10,055	4%
Other revenue	6,714	2%	4,190	2%
Total revenue	$273,600	100%	$245,264	100%
Operating Costs
Our operating costs, which exclude depreciation and amortization, increased by $0.1 million, or 0.4%, from $34.9 million to $35.0 million for the three months ended December 31, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2012 and additional costs associated with our Fiscal 2013 and Fiscal 2014 acquisitions. The 0.4% increase in operating costs occurred during the same period in which our revenues increased by 11.6%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2013 and Fiscal 2014 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the three months ended December 31, 2013 and 2012.

	Three months ended December 31,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$29,685	$31,095
Network operations expenses	34,656	25,738
Other SG&A expenses	13,033	14,560
Transaction costs	165	1,634
Stock-based compensation	56,685	33,445
Total SG&A expenses	$134,224	$106,472
Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $1.4 million, or 4.5%, from $31.1 million to $29.7 million for the three months ended December 31, 2012 and 2013, respectively. The decrease reflects a reduction in salaries and wages, benefits and payroll taxes and severance costs paid in connection with acquisition-related activity during the second quarter of Fiscal 2013, which was partially offset by an increase in headcount during second half of Fiscal 2013 and the first half of Fiscal 2014 to support our growing business, including certain employees retained from acquired businesses. At December 31, 2013, we had 1,375 full time employees compared to 1,048 full time employees at December 31, 2012.
Network Operations Expenses. Network operations expenses increased by $8.9 million, or 34.6%, from $25.7 million to $34.7 million for the three months ended December 31, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, decreased by $1.5 million, or 10.5%, from $14.6 million to $13.0 million for the three months ended December 31, 2012 and 2013, respectively. The decrease is principally a result of the receipt of $3.8 million in connection with an escrow settlement reached in connection with the 360networks acquisition during the second quarter of Fiscal 2014, which was partially offset by additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs decreased during

ZAYO GROUP, LLC AND SUBSIDIARIES

the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 by $1.4 million from $1.6 million to $0.2 million for the three months ended December 31, 2012 and 2013, respectively.
Stock-Based Compensation. Stock-based compensation expenses increased by $23.2 million, or 69.5%, from $33.4 million to $56.7 million during the three months ended December 31, 2012 and 2013, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended December 31, 2013 and 2012.

	Estimated fair value as of
Common Units	September 30, 2013	December 31, 2013	September 30, 2012	December 31, 2012
		(estimated value per unit)
Class A	$1.63	$1.90	$0.95	$1.21
Class B	1.46	1.69	0.83	1.06
Class C	1.25	1.45	0.70	0.89
Class D	1.21	1.40	0.67	0.86
Class E	1.04	1.20	0.57	0.73
Class F	0.93	1.07	0.51	0.64
Class G	0.51	0.56	0.27	0.33
Class H	0.43	0.47	n/a	n/a
Class I	0.27	0.28	n/a	n/a
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since December 31, 2013 and synergies realized and expected to be realized from our Fiscal 2013 and Fiscal 2014 acquisitions.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $248.9 million and $158.5 million as of December 31, 2013 and June 30, 2013, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.
Depreciation and Amortization
Depreciation and amortization expense decreased by $2.2 million, or 2.6%, from $83.5 million to $81.3 million for the three months ended December 31, 2012 and 2013, respectively. The decrease is a result of purchase accounting adjustments offset by an increase in depreciation related to capital expenditures since December 31, 2012 and acquisition-related growth.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the three months ended December 31, 2013 and 2012, respectively.

	Three months ended December 31,
	2013	2012
	(in thousands)
Interest expense	$(50,277)	$(52,635)
Loss on extinguishment of debt	(1,911)	(5,707)
Other income, net	480	224
Total other expenses, net	$(51,708)	$(58,118)
Interest Expense. Interest expense decreased by $2.4 million, or 4.5%, from $52.6 million to $50.3 million for the three months ended December 31, 2012 and 2013, respectively. The decrease in interest expense is primarily the result of the Company's amendment of its credit facilities during the second and third quarters of fiscal 2013 and second quarter of fiscal 2014 to lower the interest rates on these debt instruments, in addition to quarterly principal payments on our term loan facility reducing our outstanding debt obligations. The decrease was partially offset by additional interest expense related to a $150.0 million add-on to our term loan facility during the second quarter of Fiscal 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

Loss on Extinguishment of Debt. In connection with debt refinancing activities, we recognized a loss on extinguishment of debt of $1.9 million during the three months ended December 31, 2012. The loss consisted of a cash expense of $0.9 million associated with the payment of third party costs and non-cash expenses of $1.0 million, consisting of $0.7 million associated with the write-off of unamortized debt issuance costs and $0.3 million associated with the write-off of the net unamortized discount on the extinguished debt balances.
In connection with the re-pricing on our term loan facility during the second quarter of Fiscal 2013, we recognized an expense in October 2012 of $5.7 million associated with debt extinguishment costs, including a cash expense of $1.5 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $4.2 million associated with the write-off of unamortized debt issuance costs and discounts.
Other Income, net. Other income, net during the three months ended December 31, 2013 primarily relates to an unrealized foreign currency gain/(loss) on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation; however, the weakening of the British pound over the U.S. dollar during the three months ended December 31, 2013 resulted in an unrealized foreign exchange gain of $0.2 million at our foreign subsidiary.
Provision for Income Taxes
The Company recorded a provision for income taxes of $7.7 million during the three months ended December 31, 2013 as compared to a benefit for income taxes of $3.4 million during the three months ended December 31, 2012. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.
The Company’s foreign operations have historically incurred operating losses, resulting in the inability to repatriate funds. In the event that the Company has future positive earnings in foreign jurisdictions and repatriates these funds, the Company would be required to accrue and pay the appropriate income tax in the U.S. It is the Company’s intent that any current or future profits from foreign operations will be reinvested in property and equipment in those foreign jurisdictions.
The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes:

	For the three months ended December 31,
	2013	2012
	(in thousands)
Expected provision at statutory rate	$(9,943)	$(13,198)
Increase/(decrease) due to:
Non-deductible stock-based compensation	19,840	10,912
State income taxes, net of federal benefit	1,343	(695)
Transactions costs not deductible for tax purposes	(64)	35
Foreign tax rate differential	(943)	(228)
Release of accrual for uncertain tax position	(2,600)	—
Other, net	65	(264)
Provision/(benefit) for income taxes	$7,698	$(3,438)

ZAYO GROUP, LLC AND SUBSIDIARIES

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012
Revenue
Our total revenue increased by $61.2 million, or 12.8%, from $476.8 million to $537.9 million for the six months ended December 31, 2012 and 2013, respectively. The increase in revenue was primarily a result of our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth. See - Results of Operations - Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012, for a summary of revenue acquired from our Fiscal 2013 and 2014 acquisitions and a discussion of organic growth since July 1, 2012.
The following table reflects the stratification of our revenues during these periods:

	Six months ended December 31,
	2013		2012
	(in thousands)
Monthly recurring revenue	$501,330	94%	$451,059	95%
Amortization of deferred revenue	25,339	5%	19,843	4%
Other revenue	11,276	2%	5,865	1%
Total revenue	$537,945	100%	$476,767	100%
Operating Costs
Our operating costs, which exclude depreciation and amortization, increased by $2.3 million, or 3.4%, from $67.6 million to $69.9 million for the six months ended December 31, 2012 and 2013, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to December 31, 2012 and additional costs associated with our Fiscal 2013 and Fiscal 2014 acquisitions. The 3.4% increase in operating costs occurred during the same period in which our revenues increased by 12.8%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2013 and Fiscal 2014 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the six months ended December 31, 2013 and 2012.

	Six months ended December 31,
	2013	2012
	(in thousands)
Compensation and benefits expenses	$58,541	64,470
Network operations expenses	64,687	53,230
Other SG&A expenses	28,291	28,102
Transaction costs	752	13,017
Stock-based compensation	99,368	43,926
Total SG&A expenses	$251,639	$202,745
Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $5.9 million, or 9.2%, from $64.5 million to $58.5 million for the six months ended December 31, 2012 and 2013, respectively. The decrease reflects a decrease in salaries and wages, benefits and payroll taxes, and severance costs paid in connection with acquisition-related activity, which was partially offset by an increase in headcount during Fiscal 2013 and the first half of Fiscal 2014 to support our growing business, including certain employees retained from acquired businesses. At December 31, 2013, we had 1,375 full time employees compared to 1,048 full time employees at December 31, 2012.
Network Operations Expenses. Network operations expenses increased by $11.5 million, or 21.5%, from $53.2 million to $64.7 million for the six months ended December 31, 2012 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $0.2 million, or 0.7%, from $28.1 million to $28.3 million for the six months ended December 31, 2012 and 2013, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions, which was partially offset by the receipt of $3.8 million

ZAYO GROUP, LLC AND SUBSIDIARIES

in connection with an escrow settlement reached for the 360networks acquisition during the second quarter of Fiscal 2014.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs decreased during the six months ended December 31, 2013, as compared to the six months ended December 31, 2012 by $12.3 million from $13.0 million to $0.8 million for the six months ended December 31, 2012 and 2013, respectively.
Stock-Based Compensation. Stock-based compensation expenses increased by $55.4 million, or 126.2%, from $43.9 million to $99.4 million during the six months ended December 31, 2012 and 2013, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the six months ended December 31, 2013 and 2012.

	Estimated fair value as of
Common Units	June 30, 2013	December 31, 2013	June 30, 2012	December 31, 2012
	(estimated value per unit)
Class A	$1.50	$1.90	$0.92	$1.21
Class B	1.34	1.69	0.81	1.06
Class C	1.14	1.45	0.68	0.89
Class D	1.10	1.40	0.65	0.86
Class E	0.95	1.20	0.55	0.73
Class F	0.75	1.07	0.49	0.64
Class G	0.46	0.56	n/a	0.33
Class H	0.38	0.47	n/a	n/a
Class I	n/a	0.28	n/a	n/a
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since December 31, 2013 and synergies realized and expected to be realized from our Fiscal 2013 and Fiscal 2014 acquisitions.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.2 million, or 0.7%, from $163.0 million to $161.8 million for the six months ended December 31, 2012 and 2013, respectively. The decrease is a result of purchase accounting adjustments offset by an increase in depreciation related to capital expenditures since December 31, 2012 and acquisition-related growth.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the six months ended December 31, 2013 and 2012, respectively.

	Six months ended December 31,
	2013	2012
	(in thousands)
Interest expense	$(101,774)	$(115,190)
Loss on extinguishment of debt	(1,911)	(70,682)
Other income, net	1,140	809
Total other expenses, net	$(102,545)	$(185,063)
Interest Expense. Interest expense decreased by $13.4 million, or 11.6%, from $115.2 million to $101.8 million for the six months ended December 31, 2012 and 2013, respectively. The decrease in interest expense is primarily the result of the Company's amendment of its credit facilities during the second and third quarters of Fiscal 2013 to lower the interest rates on these debt instruments, in addition to quarterly principal payments on our term loan facility reducing our outstanding debt obligations. Also contributing to the decrease in interest expense was the impact of changes in market value of our interest rate swap during the six months ended December 31, 2013 as compared to 2012. We recorded additional interest expense of $1.9 million during the six months ended December 31, 2013, as compared to additional $5.2 million of interest expense during the

ZAYO GROUP, LLC AND SUBSIDIARIES

six months ended December 31, 2012 to reflect the change in the fair value of our interest rate swaps, representing a change in interest expense of $3.3 million. The decrease was partially offset by additional interest expense related to the $150.0 million add-on to our term loan facility during the second quarter of Fiscal 2014.
Loss on Extinguishment of Debt. In connection with the debt refinancing activities during the second quarter of Fiscal 2014, we recognized an expense of $1.9 million associated with debt extinguishment costs, including a cash expense of $0.9 million associated with the payment of third party costs and non-cash expenses of $1.0 million, consisting of $0.7 million associated with the write-off of unamortized debt issuance costs and $0.3 million associated with the write-off of the net unamortized discount on the extinguished debt balances.
In connection with the debt refinancing activities during the first half of Fiscal 2013, we recognized an expense of $70.7 million associated with debt extinguishment costs, including a cash expense of $41.3 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses including $29.4 million associated with the write-off of unamortized debt issuance costs and unamortized discounts.
Other Income, net. Other income, net during the six months ended December 31, 2013 primarily relates to an unrealized foreign currency gain/(loss) on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation; however, the weakening of the British pound over the U.S. dollar during the six months ended December 31, 2013 resulted in an unrealized foreign exchange gain on the intercompany loan of $0.8 million at our foreign subsidiary.
Provision for Income Taxes
The Company recorded a provision for income taxes of $16.2 million during the six months ended December 31, 2013 as compared to a benefit of $40.0 million during the six months ended December 31, 2012. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.
The Company’s foreign operations have historically incurred operating losses. In the event that the Company has future positive earnings in foreign jurisdictions and repatriates these funds, the Company would be required to accrue and pay the appropriate income tax in the U.S. It is the Company’s intent that any current or future profits from foreign operations will be reinvested in property and equipment in those foreign jurisdictions.
The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes:

	For the six months ended December 31,
	2013	2012
	(in thousands)
Expected benefit at statutory rate	$(16,722)	$(49,589)
Increase/(decrease) due to:
Non-deductible stock-based compensation	34,779	14,580
State income taxes, net of federal benefit	2,126	(5,334)
Transactions costs not deductible for tax purposes	128	945
Foreign tax rate differential	(1,608)	(687)
Release of accrual for uncertain tax position	(2,600)	—
Other, net	129	59
Provision/(benefit) for income taxes	$16,232	$(40,026)
Adjusted EBITDA
We define Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude transaction costs, stock-based compensation, and certain non-cash items. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.
We also monitor Adjusted EBITDA because we have debt covenants that restrict our borrowing capacity that are based

ZAYO GROUP, LLC AND SUBSIDIARIES

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
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$7.8	$10.8	$5.0	$10.8	$8.7	$3.1	$2.7	$(85.4)	$(36.3)
Interest expense	—	—	—	—	—	—	0.5	49.7	50.3
Provision for income taxes	—	—	—	—	—	—	—	7.7	7.7
Depreciation and amortization expense	40.9	15.8	5.3	7.6	2.7	6.3	2.7	—	81.3
Transaction costs	—	—	—	—	—	—	—	—	0.2
Stock-based compensation	9.6	6.1	3.5	2.6	3.0	2.9	2.6	26.3	56.7
Loss on extinguishment of debt	—	—	—	—	—	—	—	1.9	1.9
Foreign currency gain on intercompany loan	—	—	—	—	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$58.4	$32.9	$13.9	$21.1	$14.4	$12.3	$8.6	$—	$161.5

	Three months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$7.7	$6.2	$7.5	$5.5	$7.6	$1.3	$2.5	$(72.4)	$(34.2)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—
Interest expense	0.1	0.1	—	—	—	—	—	52.3	52.6
Benefit for income taxes	—	—	—	—	—	—	—	(3.4)	(3.4)
Depreciation and amortization expense	38.9	19.7	5.5	9.7	2.7	4.9	2.0	—	83.5
Transaction costs	0.4	0.4	0.1	0.3	0.1	0.2	0.1	—	1.6
Stock-based compensation	4.4	3.7	1.8	1.8	1.7	1.6	0.5	17.9	33.4
Loss on extinguishment of debt	—	—	—	—	—	—	—	5.7	5.7
Foreign currency gain on intercompany loan	—	—	—	—	—	—	—	(0.1)	(0.1)
Adjusted EBITDA	$51.5	$30.0	$14.8	$17.3	$12.2	$8.0	$5.2	$—	$139.1

	Six months ended December 31, 2013
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$16.4	$22.4	$12.0	$20.3	$18.1	$6.2	$5.4	$(165.2)	$(64.2)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—
Interest expense	—	0.1	—	—	—	—	1.0	100.7	101.8
Provision for income taxes	—	—	—	—	—	—	—	16.2	16.2
Depreciation and amortization expense	80.8	32.7	10.7	15.0	5.4	12.2	5.2	—	161.8
Transaction costs	0.1	0.1	—	0.1	—	—	0.5	—	0.8
Stock-based compensation	15.4	10.6	6.1	6.1	5.2	5.3	3.5	47.2	99.4
Loss on extinguishment of debt	—	—	—	—	—	—	—	1.9	1.9
Foreign currency gain on intercompany loan	—	—	—	—	—	—	—	(0.8)	(0.8)
Adjusted EBITDA	$112.7	$65.8	$28.9	$41.4	$28.7	$23.8	$15.6	$—	$316.8

ZAYO GROUP, LLC AND SUBSIDIARIES

	Six months ended December 31, 2012
	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Corp./ elimination	Zayo Group
		(in millions)
Net earnings/(loss)	$14.5	$10.2	$15.2	$9.0	$14.5	$1.5	$3.3	$(168.1)	$(99.8)
Earnings from discontinued operations, net of taxes	—	—	—	—	—	—	—	(1.8)	(1.8)
Interest expense	0.1	0.1	—	0.1	—	—	—	114.8	115.2
Benefit for income taxes	—	—	—	—	—	—	—	(40.0)	(40.0)
Depreciation and amortization expense	74.7	39.0	11.0	19.0	5.4	9.9	4.1	—	163.0
Transaction costs	2.9	2.6	0.7	2.3	1.0	1.9	1.7	—	13.0
Stock-based compensation	5.8	4.8	2.3	2.4	2.2	2.1	0.7	23.6	43.9
Loss on extinguishment of debt	—	—	—	—	—	—	—	70.7	70.7
Foreign currency gain on intercompany loan	—	—	—	—	—	—	—	(0.7)	(0.7)
Adjusted EBITDA	$97.9	$56.9	$29.2	$32.7	$23.2	$15.5	$9.8	$(1.6)	$263.5
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
We have financial covenants under the indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter's annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. Similarly, the Credit Agreement limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter's annualized modified EBITDA. The modified EBITDA, as defined in both the indentures and the Credit Agreement, is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma effect of and expected synergies from our acquisitions consummated during the quarter for which the debt compliance certification is due.
As of December 31, 2013, we had $201.7 million in cash and cash equivalents and a working capital surplus of $55.1 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of December 31, 2013, we had $243.6 million available under our Revolver.
Our capital expenditures, net of stimulus grants, increased by $49.4 million, or 39%, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, from $125.6 million to $174.9 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

The following table sets forth components of our cash flow for the six months ended December 31, 2013 and 2012.

	six months ended December 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	236,828	185,407
Net cash used in investing activities	(258,361)	(2,599,266)
Net cash provided by financing activities	134,893	2,354,266
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $51.4 million, or 28%, from $185.4 million to $236.8 million during the six months ended December 31, 2012 and 2013, respectively. Net cash flows from operating activities during the six months ended December 31, 2013 represents the loss from continuing operations of $64.2 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $161.8 million, loss on extinguishment of debt of $1.9 million, stock-based compensation expense of $99.4 million, provision for bad debts of $0.8 million, additions to deferred revenue of $47.4 million, and non-cash interest expense of $10.5 million, less amortization of deferred revenue of $25.3 million and changes in the deferred tax provision of $15.0 million, minus the net change in working capital components.
Net cash flows from operating activities during the six months ended December 31, 2012 represents our net loss from continuing operations of $34.2 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $163.0 million, loss on extinguishment of debt of $70.7 million, non-cash interest expense of $14.0 million, additions to deferred revenue of $23.3 million, provision for bad debts of $1.4 million, the deferred tax provision of $40.8 million and non-cash stock-based compensation expense of $43.9 million, less amortization of deferred revenue of $19.5 million, plus the change in working capital components.
The increase in net cash flows from operating activities during the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 is primarily a result of additional earnings from synergies realized from our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $258.4 million and $2,599.3 million during the six months ended December 31, 2013 and 2012, respectively. During the six months ended December 31, 2013, our principal uses of cash for investing activities were $174.9 million in additions to property and equipment, $0.3 million for the colocation asset purchase, $40.1 million for the acquisition of Access, and $43.0 million for the acquisition of FiberLink.
During the six months ended December 31, 2012, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $15.9 million for the acquisition of USCarrier, $110.4 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast, and $125.6 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the six months ended December 31, 2012 was purchase consideration of $2.7 million returned from our acquisition of MarquisNet and Arialink and proceeds of $3.0 million received from repayments on related party loans.
Cash Flows from Financing Activities
Our net cash used in financing activities was $134.9 million during the six months ended December 31, 2013. Our net cash provided by financing activities was $2,354.3 million during the six months ended December 31, 2012. Our cash flows from financing activities during the six months ended December 31, 2013 are primarily comprised of $150.0 million from the proceeds of long-term borrowings. This cash inflow was offset by $2.2 million in equity distributions, $8.5 million principal payments on long-term debt, $5.9 million in principal repayments on capital lease obligations, and $1.7 million in payment of deferred debt issuance costs during the six months ended December 31, 2013. There was no net impact on cash flows from financing activities in connection with our $45.0 million draw and repayment on the Revolver, as both transactions occurred within the second quarter of Fiscal 2014.
Our cash flows from financing activities during the six months ended December 31, 2012 are comprised of $3,024.4 million from the proceeds from long-term borrowings, $341.5 million in equity contributions, and a $22.4 million net change in restricted cash. This cash inflow was partially offset by $83.4 million in debt issuance costs, $886.8 million in principal repayments on long-term debt, $56.0 million in payments of early redemption fees on debt extinguished, $7.2 million cash contributed to ZPS, and $0.6 million in principal payments on capital leases during the period.

ZAYO GROUP, LLC AND SUBSIDIARIES

Off-Balance Sheet Arrangements
We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 11 - Commitments and Contingencies to the consolidated financial statements, or in the Future Contractual Obligations table included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2013 or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.
As of December 31, 2013, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,724.3 million on our Term Loan Facility and $19.6 million of capital lease obligations. As of December 31, 2013, we had $243.6 million available for borrowing under our Revolver.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,310.1 million as of December 31, 2013. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of December 31, 2013, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.2% or $4.3 million, which is limited as a result of the applicable interest rate as of December 31, 2013 being below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $17.5 million before considering the offsetting effects of our interest rate swaps.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered in to the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. Changes in the fair value of the interest rate swaps of $0.3 million and $1.9 million were recorded as a decrease and increase to interest expense during the three and six months ended December 31, 2013, respectively. Changes in the fair value of the interest rate swaps of  $0.7 million and $5.2 million were recorded as an increase to interest expense for the three and six months ended December 31, 2012, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $20.7 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2013, our foreign activities accounted for 5.7% and 5.6% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion related to the AboveNet acquisition completed during Fiscal 2013, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.
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
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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

10.1
Amendment No. 5 to Credit Agreement, dated as of November 26, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 2, 2013).

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

101*
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.

ZAYO GROUP, LLC AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date:	February 6, 2014	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	February 6, 2014	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer