Form 10-Q
period 2014-03-31
ZAYO GROUP LLC
filed 2014-05-12
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2014	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$249,839	$88,148
Trade receivables, net of allowance of $3,898 and $3,689 as of March 31, 2014 and June 30, 2013, respectively	46,965	67,811
Due from related parties	569	622
Prepaid expenses	21,335	19,188
Deferred income taxes, net	90,356	90,356
Other assets	3,605	2,851
Total current assets	412,669	268,976
Property and equipment, net	2,532,402	2,411,220
Intangible assets, net	623,039	636,258
Goodwill	764,234	682,775
Debt issuance costs, net	89,793	99,098
Deferred income taxes, net	—	280
Other assets	27,804	29,284
Total assets	$4,449,941	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$17,700	$16,200
Accounts payable	20,850	33,477
Accrued liabilities	115,760	115,932
Accrued interest	28,849	55,048
Capital lease obligations, current	3,050	6,600
Deferred revenue, current	59,021	35,977
Total current liabilities	245,230	263,234
Long-term debt, non-current	2,953,010	2,814,505
Capital lease obligation, non-current	16,480	6,567
Deferred revenue, non-current	434,284	326,180
Stock-based compensation liability	310,887	158,520
Deferred income taxes, net	30,363	5,560
Other long-term liabilities	20,237	19,892
Total liabilities	4,010,491	3,594,458
Commitments and contingencies (Note 11)
Member’s equity
Member’s interest	703,282	703,963
Accumulated other comprehensive income/(loss)	9,897	(4,755)
Accumulated deficit	(273,729)	(165,775)
Total member’s equity	439,450	533,433
Total liabilities and member’s equity	$4,449,941	$4,127,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue	$278,038	$253,148	$815,983	$729,915
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,358	35,130	105,267	102,735
Selling, general and administrative expenses, excluding stock-based compensation	77,734	70,419	230,005	229,238
Stock-based compensation	64,964	23,453	164,332	67,379
Selling, general and administrative expenses	142,698	93,872	394,337	296,617
Depreciation and amortization	83,392	79,473	245,223	242,489
Total operating costs and expenses	261,448	208,475	744,827	641,841
Operating income	16,590	44,673	71,156	88,074
Other expenses
Interest expense	(49,131)	(49,618)	(150,905)	(164,808)
Loss on extinguishment of debt	—	(6,571)	(1,911)	(77,253)
Other income, net	125	(508)	1,265	301
Total other expenses, net	(49,006)	(56,697)	(151,551)	(241,760)
Loss from continuing operations before provision for income taxes	(32,416)	(12,024)	(80,395)	(153,686)
Provision/(benefit) for income taxes	11,327	6,519	27,559	(33,507)
Loss from continuing operations	(43,743)	(18,543)	(107,954)	(120,179)
Earnings from discontinued operations, net of income taxes	—	—	—	1,808
Net loss	$(43,743)	$(18,543)	$(107,954)	$(118,371)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(43,743)	$(18,543)	$(107,954)	$(118,371)
Foreign currency translation adjustments	1,539	(9,338)	14,652	(4,954)
Comprehensive loss	$(42,204)	$(27,881)	$(93,302)	$(123,325)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member’s Equity
Balance at July 1, 2013	$703,963	$(4,755)	$(165,775)	$533,433
Distributions to Parent (non-cash)	(6,066)	—	—	(6,066)
Capital contributed (cash)	4,589	—	—	4,589
Distribution to Parent (cash)	(1,203)	—	—	(1,203)
Preferred stock-based compensation	362	—	—	362
Foreign currency translation adjustment	—	14,652	—	14,652
Preferred stock issued for colocation asset purchase	1,637	—	—	1,637
Net loss	—	—	(107,954)	(107,954)
Balance at March 31, 2014	$703,282	$9,897	$(273,729)	$439,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(107,954)	$(118,371)
Earnings from discontinued operations	—	1,808
Loss from continuing operations	(107,954)	(120,179)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	245,223	242,489
Loss on extinguishment of debt	1,911	77,253
Non-cash interest expense	14,883	18,575
Stock-based compensation	164,332	67,379
Amortization of deferred revenue	(39,206)	(30,164)
Additions to deferred revenue	112,665	27,059
Provision for bad debts	1,611	1,682
Deferred income taxes	27,400	(32,230)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	23,780	(14,701)
Prepaid expenses	(780)	6,454
Other assets	(2,550)	(3,436)
Accounts payable and accrued liabilities	(32,970)	14,983
Payables to related parties, net	26	89
Other liabilities	(12,175)	3,464
Net cash provided by operating activities of continuing operations	396,196	258,717

Cash flows from investing activities
Purchases of property and equipment	(265,872)	(230,264)
Broadband stimulus grants received	—	8,967
Acquisition of CoreXchange, LLC	(17,503)	—
Acquisition of Fiberlink, LLC, net of cash acquired	(43,137)	—
Acquisition of Access Communications, Inc., net of cash acquired	(40,068)	—
Colocation asset purchase, net of cash acquired	(251)	—
Core NAP purchase consideration paid	(50)	—
Acquisition of Abovenet, Inc., net of cash acquired	—	(2,212,492)
Acquisition of FiberGate, net of cash acquired	—	(118,335)
Acquisition of USCarrier Telecom, LLC, net of cash acquired	—	(16,092)
Acquisition of First Telecom Services, LLC, net of cash acquired	—	(109,700)
Acquisition of Litecast/Balticore, LLC, net of cash acquired	—	(22,177)
Arialink purchase consideration returned	—	797
Mercury Marquis Holdings, LLC purchase consideration returned	—	1,875
Proceeds from principal payments received on related party loans	—	3,837
Net cash used in investing activities of continuing operations	(366,881)	(2,693,584)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands) (continued)

	Nine months ended
	March 31, 2014	March 31, 2013
Cash flows from financing activities
Proceeds from issuance of long-term debt	$150,000	$3,188,048
Proceeds from revolving credit facility	45,000	—
Payments on revolving credit facility	(45,000)	—
Equity contributions	4,589	342,783
Distribution to Parent	(1,203)	—
Principal payments on long-term debt	(12,900)	(1,050,477)
Principal repayments on capital lease obligations	(6,873)	(1,130)
Payment of early redemption fees on debt extinguished	—	(72,117)
Payment of debt issuance costs	(1,695)	(82,972)
Change in restricted cash, net	—	22,668
Cash contributed to ZPS (Note 3)	—	(7,218)
Net cash provided by financing activities of continuing operations	131,918	2,339,585

Cash flows from continuing operations	161,233	(95,282)

Cash flows from discontinued operations
Operating activities	—	3,914
Investing activities	—	2,424
Cash flows from discontinued operations	—	6,338

Effect of changes in foreign exchange rates on cash	458	(581)
Net increase/(decrease) in cash and cash equivalents	161,691	(89,525)
Cash and cash equivalents, beginning of period	88,148	150,693
Cash and cash equivalents, end of period	$249,839	$61,168
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$160,174	$112,075
Cash paid for income taxes	2,642	1,909
Non-cash purchases of equipment through capital leasing	5,642	9,809
(Decrease)/increase in accruals for purchases of property and equipment	(12,056)	2,642
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
Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on September 23, 2013 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the operating results for any future interim period or the full year.
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
As of March 31, 2014 and since the formation of Zayo Group, LLC in May 2007, the Company has consummated 29 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions Completed During Fiscal 2014
The Company completed four acquisitions during the first three quarters of Fiscal 2014 with an aggregate purchase price of $102,596. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of March 31, 2014 for the following acquisitions:
Colocation Asset Purchase
On August 1, 2013, the Company's subsidiary Zayo Colocation ("zColo") entered into an asset purchase agreement to acquire a colocation business (the "Colocation Asset Purchase"). The transaction was consummated on the same date, at which time zColo acquired substantially all of the net assets of this business for a purchase price of approximately $1,932, comprised of 301,949 preferred units of CII with an estimated fair value of $1,637 and cash consideration of $344 ($294 net of cash acquired). The acquisition was non-taxable. The purchase price is subject to customary post-closing adjustments. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period. The cash consideration was paid with cash on hand.
The results of the acquired colocation business are included in the Company's operating results beginning August 1, 2013.
Access Communications, Inc. ("Access")
On August 13, 2013, the Company entered into a purchase agreement with Access, a Minnesota corporation, and shareholders of Access, and that acquisition closed on October 1, 2013. Zayo acquired 100% of the equity interest in Access. The acquisition was non-taxable. The purchase price, subject to certain customary post-closing adjustments, was $40,068 and was paid with cash on hand. $4,000 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period.
The results of the acquired Access business are included in the Company's operating results beginning October 1, 2013.
FiberLink, LLC ("FiberLink")
On October 2, 2013, the Company entered into a purchase agreement with FiberLink, an Illinois limited liability company, and the sellers of FiberLink. The transaction was consummated on the same date, at which time the Company acquired 100% of the equity interest in FiberLink. The acquisition was taxable. The purchase price of $43,137 was primarily paid with available funds drawn on the Company's $250,000 revolving credit facility.
The results of the acquired FiberLink business are included in the Company's operating results beginning October 2, 2013.
CoreXchange, Inc.
On March 4, 2014, zColo entered into a purchase agreement with CoreXchange, Inc., a data center, bandwidth and managed services provider in Dallas, Texas. The transaction was consummated on the same date, at which time the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center for a total purchase price of $17,502, subject to customary post-closing adjustments. The purchase price was paid with cash on hand. $1,775 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period.
The results of the acquired CoreXchange business are included in the Company operating results beginning March 4, 2014.
Acquisitions Completed During Fiscal 2013
The Company completed six acquisitions during Fiscal 2013 with an aggregate purchase price of $2,485,809. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of March 31, 2014 for the following acquisition:

ZAYO GROUP, LLC AND SUBSIDIARIES

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
Pending and Recently Closed Acquisitions

Acquisition of Neo Telecoms ("Neo")

On April 27, 2014, the Company entered into a purchase agreement with Neo Telecom Group ("Neo Telecoms"), a Paris-based bandwidth infrastructure company, and certain shareholders of Neo Telecoms. Upon the closing of the transaction, the Company will acquire a 96% equity interest in Neo Telecoms and its subsidiaries. The agreement also includes a contractual mechanism to acquire the remaining approximate 4% equity interest on or after December 31, 2015. The purchase price of 58,000 Euros (or $80,214 based on the exchange rate as of April 27, 2014) is in consideration of acquiring full equity ownership in Neo Telecoms and is subject to certain adjustments at closing and post-closing. The Company expects the purchase price will be paid with cash on hand. The transaction is subject to customary closing conditions and approvals.
Acquisition Method Accounting Estimates
The Company has recognized the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. As of March 31, 2014, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the non-working capital acquired assets and liabilities assumed, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Core NAP, the Colocation Asset Purchase, Access, FiberLink, and CoreXchange. As such, with the exception of First Telecom, all information presented with respect to non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. As additional information becomes known concerning the acquired net assets, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The table below reflects the Company’s estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 and 2014 acquisitions for which acquisition accounting was finalized during the nine months ended March 31, 2014 or is not yet finalized:

ZAYO GROUP, LLC AND SUBSIDIARIES

	First Telecom	Core NAP	Colocation Asset Purchase	Access	FiberLink	CoreXchange
Acquisition date	December 14, 2012	May 31, 2013	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014
Cash	$—	$—	$93	$1,162	$1	$—
Other current assets	5,901	198	521	2,286	811	825
Property and equipment	63,543	1,661	8,993	8,401	6,105	3,009
Deferred tax assets, net	19,238	—	—	—	—	—
Intangibles	17,135	—	—	16,000	17,200	—
Goodwill	48,285	5,997	55	19,388	39,370	14,620
Other assets	157	—	545	—	144	45
Total assets acquired	154,259	7,856	10,207	47,237	63,631	18,499
Current liabilities	4,560	543	719	953	1,290	397
Deferred revenue	39,999	—	219	5,054	19,203	395
Other liabilities	—	233	7,287	—	—	205
Total liabilities assumed	44,559	776	8,225	6,007	20,493	997
Net assets acquired	109,700	7,080	1,982	41,230	43,138	17,502
Less cash acquired	—	—	(93)	(1,162)	(1)	—
Net consideration paid	$109,700	$7,080	$1,889	$40,068	$43,137	$17,502
The goodwill arising from the Company's acquisitions results from synergies, anticipated incremental sales to the acquired company customer base, and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (as such reporting units existed on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill, discloses the preliminary and/or final allocation of the Company's acquired goodwill to each of its reporting units. The goodwill associated with the acquisition of Core NAP is deductible for tax purposes.
In each of the Company's Fiscal 2013 and Fiscal 2014 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The Company has not yet finalized the valuation of acquired customer relationships for Core NAP, the Colocation Asset Purchase, Access, Fiberlink, and CoreXchange. The initial estimate of acquired deferred revenue for the Access and FiberLink acquisitions is being recognized over a weighted average contract term of 20.0 years.
Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions
First Telecom
During the second quarter of Fiscal 2014, the Company finalized its acquisition accounting for First Telecom and adjusted its previously reported allocation of the purchase consideration associated with this acquisition as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K for the year ended June 30, 2013 that related to facts and circumstances in existence at the acquisition date. Property, plant and equipment increased by $25,624, customer relationship intangible assets decreased by $18,381, deferred revenue increased by $18,178, and deferred tax assets increased by $7,273 related to the Company's final valuation of non-working capital acquired assets and liabilities assumed and related deferred tax impacts. These adjustments and other immaterial adjustments resulted in a corresponding increase to goodwill totaling $3,446 during the second quarter of Fiscal 2014. The Company did not retrospectively adjust previously reported financial results in connection with the finalization of acquisition accounting for First Telecom due to the immaterial effect of these adjustments.
Escrow Claim Settlement
During the second quarter of Fiscal 2014, the Company settled its outstanding escrow claim with the sellers of 360networks Holdings (USA), Inc. ("360networks") and received a one-time payment of $5,042 as full and final settlement. $1,261 of the settlement was transferred to Onvoy, Inc. ("Onvoy") for customer billing disputes related to its acquired VOIP 360, Inc. business. The remaining $3,781 was recognized as a reduction in "Selling, general and administrative expenses" in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2014 since the measurement period had closed for the 360networks acquisition at the time of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES

Transaction Costs
Transaction costs include expenses incurred that are directly related to potential and closed acquisitions. The Company incurred transaction costs of $36 and $788 during the three and nine months ended March 31, 2014, respectively, and $72 and $13,089 during the three and nine months ended March 31, 2013, respectively. Transaction costs have been included in selling, general and administrative expenses during these periods.
Pro-forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom, Litecast, and Core NAP and Fiscal 2014 acquisitions of the Colocation Asset Purchase, Access, FiberLink, and CoreXchange as if the acquisitions occurred on July 1, 2012. The pro forma loss for the quarters ended March 31, 2014 and 2013 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2013 and 2014 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2012.

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenue	$279,360	$261,284	$824,757	$780,789
Loss from continuing operations	$(43,660)	$(18,421)	$(106,855)	$(108,615)

(3)	SPIN-OFF OF BUSINESS
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
The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 12 — Related-Party Transactions, for a discussion of transactions with ZPS during the nine months ended March 31, 2014 and 2013.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

Nine months ended March 31,
2013
Revenues	$6,474
Earnings before income taxes	3,011
Income tax expense	1,203
Earnings from discontinued operations, net of income taxes	$1,808
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses, which ZPS recognized during the nine months ended March 31, 2013 from transactions with other Zayo Group subsidiaries.

ZAYO GROUP, LLC AND SUBSIDIARIES

(4)	GOODWILL
The Company’s goodwill balance was $764,234 and $682,775 as of March 31, 2014 and June 30, 2013, respectively.
The Company's reporting units are comprised of its strategic product groups ("SPGs"): Zayo Dark Fiber ("Dark Fiber"), Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP"), Zayo Mobile Infrastructure Group ("MIG"), and Zayo Colocation ("zColo"). The following table reflects the allocation of goodwill acquired in the Company's Fiscal 2013 and 2014 acquisitions to the Company's reporting units (in thousands):

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Total
As of June 30, 2013	$189,869	$215,864	$50,286	$91,708	$80,072	$38,313	$16,663	$682,775
Additions:
First Telecom	2,700	597	—	149	—	—	—	3,446
Core NAP	—	—	—	—	—	—	328	328
Colocation Asset Purchase	—	—	—	—	—	—	55	55
Access	10,971	—	—	3,945	107	4,403	—	19,426
Fiberlink	39,370	—	—	—	—	—	—	39,370
CoreXchange	—	—	—	—	—	—	14,621	14,621
Foreign currency translation	3,498	458	—	123	177	—	150	4,406
Other adjustments	834	(1,028)	—	—	—	—	1	(193)
As of March 31, 2014	$247,242	$215,891	$50,286	$95,925	$80,356	$42,716	$31,818	$764,234
Additions to goodwill during the nine months ended March 31, 2014 primarily relate to the acquisitions of Access, Fiberlink, and CoreXchange (See Note 2 – Acquisitions).
During the nine months ended March 31, 2014, goodwill increased by $4,406 due to foreign currency movements impacting goodwill allocated to the U.K. operations. In addition, the Company recorded immaterial purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net increase to goodwill of $3,829. The increase primarily related to purchase accounting adjustments recorded during the second quarter of Fiscal 2014 in connection with the Company's final valuation of property, plant and equipment, intangible assets, and deferred revenue and associated deferred taxes impact for the First Telecom acquisition.

ZAYO GROUP, LLC AND SUBSIDIARIES

(5)INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of March 31, 2014 and June 30, 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2014
Finite-Lived Intangible Assets
Customer relationships	$708,521	$(90,097)	$618,424
Trade names	1,179	(1,032)	147
Underlying rights	1,075	(95)	980
	710,775	(91,224)	619,551
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$714,263	$(91,224)	$623,039

June 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$715,730	$(84,570)	$631,160
Trade names	1,179	(590)	589
Underlying rights	1,075	(54)	1,021
	717,984	(85,214)	632,770
Indefinite-Lived Intangible Assets
Certifications	3,488		3,488
Total	$721,472	$(85,214)	$636,258
Refer to Note 2 — Acquisitions, for discussion of adjustments recorded during the quarter ended December 31, 2013 in connection with the final purchase price allocation for First Telecom.

(6)	LONG-TERM DEBT
On July 2, 2012, the Company and Zayo Capital Inc. ("Zayo Capital"), a 100% owned finance subsidiary of the Company that does not have independent assets or operations, issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, the Company also entered into a $250,000 senior secured revolving credit facility (the "Revolver") and a $1,620,000 senior secured term loan facility, issued at a $30,000 discount, which accrues interest at floating rates (the “Term Loan Facility”); the rate on the Term Loan Facility was initially subject to a floor of 7.125%. A portion of the net proceeds from the Notes and the Term Loan Facility, together with cash on hand and equity contributions, were used to extinguish the Company’s previously existing term loan and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s $350,000 outstanding aggregate principal amount of previously issued notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.
In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $64,975 associated with debt extinguishment costs, including a non-cash expense of $17,032 associated with the write-off of the Company's unamortized debt issuance costs, a cash expense of $39,798 associated with the payment of early redemption fees on our previous indebtedness, and a non-cash expense of $8,145 associated with the write-off of the net unamortized discount on the extinguished debt balances. In connection with the Notes offering and the Term Loan Facility, the Company recorded an original issue discount of $30,000 and incurred debt issuance costs of $85,200. These costs and the original issue discount are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.
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
On November 26, 2013, the Company and Zayo Capital entered into a Fifth Amendment (the "Fifth Amendment") to the Company's Credit Agreement. Under the terms of the Fifth Amendment, effective November 26, 2013, the Company’s Term Loan Facility was increased by $150,000 to $1,749,750, and the interest rate was further adjusted to LIBOR plus 3.0% (the "Term Loan LIBOR Spread") with a minimum LIBOR rate of 1.0%.  The amended terms represented a downward adjustment of 50 basis points on the Term Loan LIBOR Spread from the Fourth Amendment. The interest rate on the Company’s Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio) (the “Revolving Loan LIBOR Spread”), which represented a downward adjustment of 25 basis points on the Revolving Loan LIBOR Spread from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.
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
The interest rates in effect on the Term Loan Facility as of March 31, 2014 and June 30, 2013 were 4.00% and 4.50%, respectively. The interest rates in effect for the Revolver as of March 31, 2014 and June 30, 2013 were 3.00% and 3.27%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.
The Term Loan Facility was issued at an original issue discount of $30,000 and has a maturity date of July 2019; none of the amendments described above modified the original maturity date. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4,425 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the amended Credit Agreement.
As of March 31, 2014, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,720,711 (net of an unamortized discount of $20,189), respectively, and no amounts were outstanding under the Company's Revolver. As of June 30, 2013, the balances of the Notes and Term Loan Facility were $1,250,000 and $1,580,705 (net of unamortized discount of $23,094) and no amounts were outstanding under the Company’s Revolver. During the nine months ended March 31, 2014, the Company drew $45,000 under the Revolver primarily in connection with the FiberLink acquisition and repaid the outstanding balance during the second quarter of Fiscal 2014.
As of March 31, 2014, standby letters of credit were outstanding in the amount of $6,428 , leaving $243,572 available under the Revolver. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to 3.0% per annum based upon the Company’s leverage ratio.
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
The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2014 and June 30, 2013.
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
On or after July 1, 2015 (for the Senior Secured Notes) or July 1, 2016 (for the Senior Unsecured Notes), the Company may redeem all or part of the Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on July 1 of the years indicated below:

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
The balance of debt issuance costs as of March 31, 2014 and June 30, 2013 was $89,793 and $98,960, net of accumulated amortization of $21,807 and $11,482, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3,515 and $10,308 during the three and nine months ended March 31, 2014, respectively, and $3,644 and $10,247 during the three and nine months ended March 31, 2013, respectively.
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
Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and nine months ended March 31, 2014, respectively, $19 and $1,935 was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. During the three and nine months ended March 31, 2013, $(54) and $5,103, respectively, was recorded as a (decrease)/ increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $707 and $2,642 is included in “Other long term assets” in the Company’s consolidated balance sheet as of March 31, 2014 and June 30, 2013, respectively.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine-month periods ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
Expected benefit at statutory rate	$(11,241)	$(4,208)	$(27,963)	$(53,797)
Increase due to:
Non-deductible stock-based compensation	23,021	8,175	62,234	22,755
State income taxes provision/(benefit), net of federal benefit	(1,055)	423	(3,844)	(4,911)
Transaction costs not deductible for tax purposes	73	25	201	970
Foreign tax rate differential	1,063	(409)	(62)	(1,096)
Provision to return adjustment	(514)	—	(514)	—
Release of accrual for uncertain tax position	—	—	(2,600)	—
Other, net	(20)	2,513	107	2,572
Provision/(benefit) for income taxes	$11,327	$6,519	$27,559	$(33,507)
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
Release of Accrual for Uncertain Tax Position
During the nine months ended March 31, 2014, the Company released a tax contingency of $2,600 related to an uncertain tax position previously recognized in connection with the Fibernet acquisition upon settlement of the matter with the Internal Revenue Service ("IRS"). The uncertain tax position was associated with a deduction taken for accelerated vesting of restricted stock units. This reduced the Company's estimated effective tax rate for the nine months ended March 31, 2014. The remaining tax contingency was written off as a reduction in deferred tax assets associated with the Company's net operating loss carryforwards.
Updated Presentation of Fiscal Year 2013 Deferred Tax Assets
During the third quarter of Fiscal 2014 in preparation with preparing the Form 10-Q, the Company identified an immaterial error in its classified presentation of deferred tax assets associated with its NOL carry forwards presented in the June 30, 2013 balance sheet included in the 2013 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013, which was corrected during the quarter ended March 31, 2014. Specifically, the Company did not classify deferred tax assets associated with available NOL carry forwards it projected to utilize within the following twelve months within current assets but rather recorded the entire deferred tax asset associated with its NOL carry forwards within non-current assets. The error did not impact the full year income tax (benefit)/provision nor the presentation and disclosure of income taxes paid. For comparative purposes, the Company has adjusted the June 30, 2013 balance sheet included in the Company's Condensed Consolidating Balance Sheets for the quarter ended March 31, 2014 to reclassify $59,756 of deferred tax assets from non-current Deferred income taxes, net to current Deferred income taxes, net.

ZAYO GROUP, LLC AND SUBSIDIARIES

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
During the three and nine months ended March 31, 2014, CII contributed $2,408 and $4,589 in cash to the Company. The source of the cash contribution was dividend payments received from CII's other subsidiaries.
Holdings is the taxable parent of the Company, Onvoy Voice Services, LLC (“OVS”) and Zayo Professional Services LLC ("ZPS"). In April 2011, the Company distributed all of the assets and liabilities of its legacy Zayo Enterprise Networks ("ZEN") business unit to Holdings, and Holdings subsequently contributed those assets and liabilities to OVS. Holdings’ NOL carry forwards may be shared among the Company, OVS and ZPS. To the extent that any entity utilizes NOLs or other tax assets that were generated or acquired by any other entity, the entities will settle the related party transfer of deferred tax assets associated with such NOLs and other deferred tax transfers among the companies via an increase or decrease to member’s equity of the affected entities. During the quarter ended March 31, 2014, the Company's member's equity balance decreased by $6,066 as a result of transferring net deferred tax assets to OVS and ZPS in connection with finalizing the Company's Fiscal 2013 tax return filing as a result of this tax sharing arrangement.
As discussed in Note 2 - Acquisitions, CII issued 301,949 preferred units with an estimated fair value of $1,637 in connection with the colocation asset purchase during the first quarter of Fiscal 2014. $278 of the purchase price (consisting of 51,310 preferred units) is currently held in escrow pending expiration of the adjustment period.
As discussed in Note 9 - Stock-Based Compensation, during the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company was $8,797. The Company distributed $10,000 to Holdings, which made the distribution to the employees. The amount distributed to Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013.

(9)	STOCK-BASED COMPENSATION
Liability Classified Awards
The Company has been given authorization by CII to award 625,000,000 of CII's common units as profits interests to employees, directors, and affiliates of the Company.
As of March 31, 2014, CII had ten classes of common units with different liquidation preferences: Class A through Class J units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. During the three months ended March 31, 2014, the Company issued 60,000,009 Class J common units to its employees and independent directors. During the three months ended September 30, 2013, the Company issued 598,822 Class H common units to its independent directors and 45,767,059 Class I common units to its employees and independent directors. At March 31, 2014, 565,157,439 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 59,842,561 common units of CII were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES

As of March 31, 2014 and June 30, 2013, the estimated fair value of the common units was as follows:

	As of
Common Unit Class	March 31, 2014	June 30, 2013
	(estimated per unit value)
Class A	$2.17	$1.50
Class B	1.93	1.34
Class C	1.65	1.14
Class D	1.60	1.10
Class E	1.38	0.95
Class F	1.22	0.75
Class G	0.65	0.46
Class H	0.53	0.38
Class I	0.31	n/a
Class J	0.22	n/a
The liability associated with the common units issued to employees and directors of the Company was $310,887 and $158,520 as of March 31, 2014 and June 30, 2013, respectively. As of March 31, 2014, common units with an estimated fair value of $131,056 were unvested. The fair value of the unvested common units will be recognized as stock-based compensation expense over the next three years .
The stock-based compensation expense associated with the common units was $64,914 and $163,970 during the three and nine months ended March 31, 2014 and $23,239 and $66,736 during the three and nine months ended March 31, 2013, respectively.
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

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15,000
Class C	40,000
Class D	45,000
Class E	75,000
Class F	95,000
Class G	235,000
Class H	290,000
Class I	435,000
Class J	515,000
Equity Classified Awards
CII has issued preferred units to certain Zayo Group executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. On July 1, 2013, 70,193 preferred unit awards were granted to the Company's independent directors with an estimated grant date fair value of $380, which vest over a period of three years. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $50 and $362 for the three and nine months ended March 31, 2014, respectively, and $214 and $643 for the three and nine months ended March 31, 2013, respectively, including compensation recorded for preferred units granted in earlier periods.
Non-Liquidating Distribution to Chief Executive Officer and Common Unit Holders
In February 2014, the Board of CII approved an advance distribution of cash to the Company's Chief Executive Officer, Dan Caruso, in respect of his common units in the amount of $3,000 pursuant to a new compensation agreement. This advance distribution was funded by the Company through a $3,000 distribution to Holdings, which paid the distribution to Mr. Caruso, with a corresponding reduction in the stock-based compensation liability.
In September 2013, the Board of CII authorized a non-liquidating cash distribution to certain common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 90% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 10% discount. During the second quarter of Fiscal 2014, $8,797 was distributed to CII’s common unit holders as a result of the non-liquidating distributions, with a corresponding reduction in the stock-based compensation liability. The distribution was funded by the Company through a $10,000 distribution to Holdings, which paid the distribution to the employees. The amount distributed to Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013. Common unit holders electing to receive the early distribution forfeited $977 in previously recognized stock-based compensation, which had the effect of reducing stock-based compensation expense recognized during the second quarter of Fiscal 2014.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash

ZAYO GROUP, LLC AND SUBSIDIARIES

equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at March 31, 2014 and June 30, 2013 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,250,000 as of March 31, 2014 and June 30, 2013. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of March 31, 2014 and June 30, 2013 was estimated to be $1,298,600 and $1,364,375, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.
     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,720,711 and $1,580,705 as of March 31, 2014 and June 30, 2013, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into in November 2013, its carrying amount approximates fair value. Excluding any offsetting effect of the Company's interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $17,409.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $19 and $1,935 were recorded as an increase to interest expense during the three and nine months ended March 31, 2014, respectively. Changes in the fair value of the interest rate swaps of $(54) and $5,103 were recorded as a (decrease)/increase to interest expense during the three and nine months ended March 31, 2013, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $19,621.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	March 31, 2014	June 30, 2013
Assets Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$707	$2,642
Liabilities Recorded at Fair Value in the Financial Statements:
Stock-based compensation liability	Level 3	$310,887	$158,520

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At March 31, 2014, the Company was contractually committed for $114,982 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
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
As of March 31, 2014 the Company had a net payable balance to Onvoy in the amount of $529 related to services the Company received from Onvoy. As of June 30, 2013, the Company had a net receivable balance from Onvoy in the amount of $622, related to services the Company provided to Onvoy.
As discussed in Note 3 – Spin-off of Business, the Company spun-off the ZPS business, which was acquired in the AboveNet acquisition, to Holdings on September 30, 2012. As of the spin-off date, the Company recorded a receivable from ZPS related to the net working capital surplus of $10,447 that was transferred to ZPS. During the nine months ended March 31, 2013, the Company received $3,837 from ZPS as a payment against this related party receivable that is reflected in cash flows from financing activities on the consolidated statement of cash flows during the nine months ended March 31, 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

As of March 31, 2014, the Company did not have a net receivable balance or net payable balance with ZPS. As of June 30, 2013, the Company had a net payable balance with ZPS in the amount of $25 related to services the Company received from ZPS.
Revenue and expenses associated with transactions with Onvoy and ZPS (subsequent to its September 30, 2012 spin-off date) have been recorded in the Company’s results from continuing operations. The following table represents the revenue and expense transactions recognized with Onvoy and ZPS during the three and nine months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue	$3,005	$3,215	$9,151	$8,074
Operating costs	(99)	(125)	(323)	(413)
Selling, general and administrative expenses	(212)	(259)	(672)	(658)
Net	$2,694	$2,831	$8,156	$7,003
On July 2, 2012, Matthew Erickson, the President of Zayo Fiber and Transport Infrastructure ("zFTI"), purchased $600 in aggregate principal amount of the Company’s 10.125% senior unsecured notes due 2020 at the offering price for such notes stated in the Company’s private notes offering. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors. The notes were outstanding as of March 31, 2014.
Dan Caruso, the Company's Chief Executive Officer, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three and nine months ended March 31, 2014, the Company reimbursed Mr. Caruso $0 and $143, respectively, for his business use of the aircraft.
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
As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s bandwidth infrastructure and network-neutral colocation and connectivity services are comprised of various related product groups generally defined around the type of service the customer is buying, referred to as Strategic Product Groups ("SPG" or "SPGs"). Each SPG is responsible for the revenue, costs and associated capital expenditures of their respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.
With the continued increase in the Company’s scope and scale, effective January 1, 2014 the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impacts how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of combining the seven existing SPGs (also previously identified as reportable segments) into two reportable segments: Physical Infrastructure and Lit Services. The Physical Infrastructure reporting segment is comprised of the following SPGs: Zayo Dark Fiber ("Dark Fiber"), Zayo Mobile Infrastructure Group ("MIG"), and Zayo Colocation ("zColo"). The Lit Services reporting segment is comprised of the following SPGs: Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), and Zayo Internet Protocol Services ("IP"). SPGs now report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure and Lit Services reportable segments. The segment managers for each of the Physical Infrastructure and Lit Services reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.
As of March 31, 2014, the Company has two reportable segments as described below:
•Physical Infrastructure. The Physical Infrastructure reportable segment consists of the SPGs that represent the most basic or “raw” services, namely the leasing of dark fiber (both metro and long-haul) and the provisioning of technical space and power (along with the corresponding interconnection of equipment in those spaces). Physical

ZAYO GROUP, LLC AND SUBSIDIARIES

Infrastructure also includes the SPGs associated with delivering backhaul services to wireless carriers (whether lit or dark and whether to macro towers or small cells). The Physical Infrastructure segment also contains the fiber and colocation assets as well as the employees responsible for the maintenance of those assets. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The Physical Infrastructure related services tend to be sold on longer term contracts (up to 20 years in the case of certain dark fiber contracts) compared to the Company’s Lit Services.
•Lit Services. The Lit Services reportable segment consists of the SPGs providing lit bandwidth capacity to customers utilizing optical technologies where the Company (not the customer) provisions the equipment to light and manage the networks. The amount of capacity provided to customers ranges from 1.54Mbps to 100Gbps and includes wavelength, ethernet, internet protocol and SONET technologies. Lit Services customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The Lit Services contracts are generally shorter in nature than Physical Infrastructure contracts, ranging from one to ten years.
Effective January 1, 2014, revenues for all of the Company’s products are included in one of the Company's two reportable segments: Physical Infrastructure and Lit Services. This segment presentation has been recast for all prior periods presented for comparability. The results of operations for each reportable segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Further, effective January 1, 2014, the Company evaluated its methods utilized to allocate these costs and determined that modifications were necessary to the methods used to allocate certain indirect and corporate costs in order to more appropriately represent utilization of its resources and resulting margins on a segment level, primarily related to certain field and infrastructure-based costs and corporate costs, including stock-based compensation and third-party financing costs. To the extent the modifications materially impacted segment financial results, these revised allocation methods have been applied to prior periods in order to provide comparability in evaluating each segment's results. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.
The following tables summarize significant financial information of each of the segments:

	As of and for the three months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp/ elimination	Total
Revenue	125,708	152,330	—	278,038
Adjusted EBITDA	82,388	82,592	32	165,012
Total assets	2,464,646	1,682,586	302,709	4,449,941
Capital expenditures, net of stimulus grant reimbursements	57,146	33,777	—	90,923

	As of and for the nine months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp/ elimination	Total
Revenue from external customers	361,691	454,292	—	815,983
Adjusted EBITDA	237,134	244,687	—	481,821
Capital expenditures, net of stimulus grant reimbursements	149,036	116,836	—	265,872

	As of and for the three months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp/ elimination	Total
Revenue	107,956	145,192	—	253,148
Adjusted EBITDA	73,651	74,149	—	147,800
Total assets	2,289,096	1,614,011	161,272	4,064,379
Capital expenditures, net of stimulus grant reimbursements	54,407	41,326	—	95,733

ZAYO GROUP, LLC AND SUBSIDIARIES

	As of and for the nine months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp/ elimination	Total
Revenue	305,708	425,746	—	731,454
Intersegment revenue	(814)	(725)	—	(1,539)
Revenue from external customers	304,894	425,021	—	729,915
Adjusted EBITDA	205,527	207,315	(1,552)	411,290
Capital expenditures, net of stimulus grant reimbursements	127,379	93,918	—	221,297

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
The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) to Adjusted EBITDA by segment and on a consolidated basis are as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp/ elimination	Zayo Group
Net earnings/(loss)	$(67,140)	$34,597	$(11,200)	$(43,743)
Interest expense	29,809	19,322	—	49,131
Provision for income taxes	—	—	11,327	11,327
Depreciation and amortization expense	51,140	32,252	—	83,392
Transaction costs	31	5	—	36
Stock-based compensation	68,548	(3,584)	—	64,964
Loss on extinguishment of debt	—	—	—	—
Foreign currency gain on intercompany loans	—	—	(95)	(95)
Adjusted EBITDA	$82,388	$82,592	$32	$165,012

	Nine months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp/ elimination	Zayo Group
Net earnings/(loss)	$(119,356)	$38,017	$(26,615)	$(107,954)
Interest expense	90,162	60,743	—	150,905
Provision for income taxes	—	—	27,559	27,559
Depreciation and amortization expense	149,318	95,905	—	245,223
Transaction costs	643	146	—	789
Stock-based compensation	115,252	49,080	—	164,332
Loss on extinguishment of debt	1,115	796	—	1,911
Foreign currency gain on intercompany loans	—	—	(944)	(944)
Adjusted EBITDA	$237,134	$244,687	$—	$481,821

	Three months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp/ elimination	Zayo Group
Net earnings/(loss)	$(17,077)	$5,690	$(7,156)	$(18,543)
Earnings from discontinued operations, net of taxes	—	—	—	—
Interest expense	29,198	20,420	—	49,618
Provision for income taxes	—	—	6,519	6,519
Depreciation and amortization expense	47,302	32,171	—	79,473
Transaction costs	35	37	—	72
Stock-based compensation	10,358	13,095	—	23,453
Loss on extinguishment of debt	3,835	2,736	—	6,571
Foreign currency gain on intercompany loans	—	—	637	637
Adjusted EBITDA	$73,651	$74,149	$—	$147,800

	Nine months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp/ elimination	Zayo Group
Net earnings/(loss)	$(108,824)	$(43,352)	$33,805	$(118,371)
Earnings from discontinued operations, net of taxes	—	—	(1,808)	(1,808)
Interest expense	96,783	68,025	—	164,808
Provision for income taxes	—	—	(33,507)	(33,507)
Depreciation and amortization expense	135,938	106,551	—	242,489
Transaction costs	6,682	6,407	—	13,089
Stock-based compensation	29,854	37,525	—	67,379
Loss on extinguishment of debt	45,094	32,159	—	77,253
Foreign currency gain on intercompany loans	—	—	(42)	(42)
Adjusted EBITDA	$205,527	$207,315	$(1,552)	$411,290

ZAYO GROUP, LLC AND SUBSIDIARIES

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity. Zayo Group and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company. Activity related to income taxes is included at the issuer, or Zayo Group level, and the Company's non-guarantor subsidiaries and is not allocated to the Company's guarantor subsidiaries in the condensed consolidated financial information presented below.

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$232,094	$1,013	$16,732	$—	$249,839
Trade receivables, net	26,475	7,307	13,183	—	46,965
Due from related parties	327	—	917	(675)	569
Prepaid expenses	16,135	2,796	2,404	—	21,335
Deferred income taxes	90,356	—	—	—	90,356
Other assets	3,533	5	67	—	3,605
Total current assets	368,920	11,121	33,303	(675)	412,669
Property and equipment, net	2,351,776	80,597	100,029	—	2,532,402
Intangible assets, net	572,725	16,718	33,596	—	623,039
Goodwill	682,860	30,059	51,315	—	764,234
Debt issuance costs, net	89,793	—	—	—	89,793
Deferred income taxes, net	—	—	—	—	—
Other assets	23,191	3,829	784	—	27,804
Related party receivable, long-term	10,639	—	—	(10,639)	—
Investment in subsidiary	256,766	—	—	(256,766)	—
Total assets	$4,356,670	$142,324	$219,027	$(268,080)	$4,449,941
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$17,700	$—	$—	$—	$17,700
Accounts payable	17,042	1,792	2,016	—	20,850
Accrued liabilities	98,247	10,747	6,766	—	115,760
Accrued interest	28,849	—	—	—	28,849
Capital lease obligations, current	2,114	936	—	—	3,050
Due to related parties	—	—	675	(675)	—
Deferred revenue, current	55,423	1,346	2,252	—	59,021
Total current liabilities	219,375	14,821	11,709	(675)	245,230
Long-term debt, non-current	2,953,010	—	—	—	2,953,010
Related party debt, long-term	—	—	10,639	(10,639)	—
Capital lease obligations, non-current	5,327	9,460	1,693	—	16,480
Deferred revenue, non-current	424,760	3,786	5,738	—	434,284
Stock-based compensation liability	284,028	8,130	18,729	—	310,887
Deferred income taxes, net	20,059	—	10,304	—	30,363
Other long-term liabilities	10,662	9,476	99	—	20,237
Total liabilities	3,917,221	45,673	58,911	(11,314)	4,010,491
Member’s equity
Member’s interest	733,426	61,208	152,945	(244,297)	703,282
Accumulated other comprehensive income	—	—	9,897	—	9,897
(Accumulated deficit)/retained earnings	(293,977)	35,443	(2,726)	(12,469)	(273,729)
Total member’s equity	439,449	96,651	160,116	(256,766)	439,450
Total liabilities and member’s equity	$4,356,670	$142,324	$219,027	$(268,080)	$4,449,941

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$83,608	$1,009	3,531	$—	$88,148
Trade receivables, net	52,377	4,284	11,150	—	67,811
Due from related parties	2,113	—	(384)	(1,107)	622
Prepaid expenses	14,768	1,634	2,786	—	19,188
Deferred income taxes	90,356	—	—	—	90,356
Other assets, current	2,843	6	2	—	2,851
Total current assets	246,065	6,933	17,085	(1,107)	268,976
Property and equipment, net	2,274,764	48,673	87,783	—	2,411,220
Intangible assets, net	585,590	18,695	31,973	—	636,258
Goodwill	620,812	15,055	46,908	—	682,775
Debt issuance costs, net	99,098	—	—	—	99,098
Deferred income taxes, net	280	—	—	—	280
Other assets	25,332	3,130	822	—	29,284
Related party receivable, long-term	10,427	—	—	(10,427)	—
Investment in subsidiary	216,224	—	—	(216,224)	—
Total assets	$4,078,592	$92,486	184,571	$(227,758)	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	30,319	1,536	1,622	—	33,477
Accrued liabilities	103,780	5,376	6,776	—	115,932
Accrued interest	55,048	—	—	—	55,048
Capital lease obligations, current	1,493	5,107	—	—	6,600
Due to related-parties	25	—	1,082	(1,107)	—
Deferred revenue, current	33,170	701	2,106	—	35,977
Total current liabilities	240,035	12,720	11,586	(1,107)	263,234
Long-term debt, non-current	2,814,505	—	—	—	2,814,505
Related party debt, long-term	—	—	10,427	(10,427)	—
Capital lease obligations, non-current	6,487	80	—	—	6,567
Deferred revenue, non-current	318,188	3,850	4,142	—	326,180
Deferred income taxes, net	—	—	5,560	—	5,560
Stock-based compensation liability	154,435	2,794	1,291	—	158,520
Other long-term liabilities	11,511	8,311	70	—	19,892
Total liabilities	3,545,161	27,755	33,076	(11,534)	3,594,458
Member’s equity
Member’s interest	736,439	33,748	150,000	(216,224)	703,963
Accumulated other comprehensive loss	—	—	(4,755)	—	(4,755)
(Accumulated deficit)/retained earnings	(203,008)	30,983	6,250	—	(165,775)
Total member’s equity	533,431	64,731	151,495	(216,224)	533,433
Total liabilities and member’s equity	$4,078,592	$92,486	184,571	$(227,758)	$4,127,891

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$241,847	$19,480	$16,711	$—	$278,038
Operating costs and expenses
Operating costs, excluding depreciation and amortization	27,527	5,866	1,965	—	35,358
Selling, general and administrative expenses, excluding stock-based compensation	68,109	4,048	5,577	—	77,734
Stock-based compensation	43,724	4,627	16,613	—	64,964
Selling, general and administrative expenses	111,833	8,675	22,190	—	142,698
Depreciation and amortization	77,134	2,647	3,611	—	83,392
Total operating costs and expenses	216,494	17,188	27,766	—	261,448
Operating income	25,353	2,292	(11,055)	—	16,590
Other expenses
Interest expense	(48,824)	(202)	(105)	—	(49,131)
Loss on extinguishment of debt	—	—	—	—	—
Other income, net	61	(31)	95	—	125
Equity in net earnings of subsidiaries	(10,366)	—	—	10,366	—
Total other (expense)/income, net	(59,129)	(233)	(10)	10,366	(49,006)
(Loss)/earnings before provision for income taxes	(33,776)	2,059	(11,065)	10,366	(32,416)
Provision for income taxes	9,967		1,360	—	11,327
Net (loss)/earnings	$(43,743)	$2,059	$(12,425)	$10,366	$(43,743)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$711,224	$58,872	$45,887	$—	$815,983
Operating costs and expenses
Operating costs, excluding depreciation and amortization	76,509	23,475	5,283	—	105,267
Selling, general and administrative expenses, excluding stock-based compensation	198,717	14,346	16,942	—	230,005
Stock-based compensation	137,392	7,929	19,011	—	164,332
Selling, general and administrative expenses	336,109	22,275	35,953	—	394,337
Depreciation and amortization	227,458	7,489	10,276	—	245,223
Total operating costs and expenses	640,076	53,239	51,512	—	744,827
Operating income	71,148	5,633	(5,625)	—	71,156
Other expenses
Interest expense	(149,504)	(1,153)	(248)	—	(150,905)
Loss on extinguishment of debt	(1,911)	—	—	—	(1,911)
Other income, net	263	(21)	1,023	—	1,265
Equity in net earnings of subsidiaries	(4,517)	—	—	4,517	—
Total other (expense)/income, net	(155,669)	(1,174)	775	4,517	(151,551)
(Loss)/earnings before provision for income taxes	(84,521)	4,459	(4,850)	4,517	(80,395)
Provision for income taxes	23,433	—	4,126	—	27,559
Net (loss)/earnings	$(107,954)	$4,459	$(8,976)	$4,517	$(107,954)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$223,043	$15,686	$14,419	$—	$253,148
Operating costs and expenses
Operating costs, excluding depreciation and amortization	25,881	7,635	1,614	—	35,130
Selling, general and administrative expenses, excluding stock-based compensation	62,487	1,781	6,151	—	70,419
Stock-based compensation	23,189	170	94	—	23,453
Selling, general and administrative expenses	85,676	1,951	6,245	—	93,872
Depreciation and amortization	74,348	1,909	3,216	—	79,473
Total operating costs and expenses	185,905	11,495	11,075	—	208,475
Operating income	37,138	4,191	3,344	—	44,673
Other expenses
Interest expense	(49,540)	(2)	(76)	—	(49,618)
Loss on extinguishment of debt	(6,571)	—	—	—	(6,571)
Other income/(expense), net	112	7	(627)	—	(508)
Equity in net earnings of subsidiaries	6,975	—	—	(6,975)	—
Total other (expense)/income, net	(49,024)	5	(703)	(6,975)	(56,697)
(Loss)/earnings from continuing operations before provision for income taxes	(11,886)	4,196	2,641	(6,975)	(12,024)
(Benefit)/provision for income taxes	6,657	—	(138)	—	6,519
Net (loss)/earnings	$(18,543)	$4,196	$2,779	$(6,975)	$(18,543)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (Unaudited)
For the nine months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$640,602	$45,974	$43,339	$—	$729,915
Operating costs and expenses
Operating costs, excluding depreciation and amortization	74,373	22,893	5,469	—	102,735
Selling, general and administrative expenses, excluding stock-based compensation	200,275	8,833	20,130	—	229,238
Stock-based compensation	65,829	827	723	—	67,379
Selling, general and administrative expenses	266,104	9,660	20,853	—	296,617
Depreciation and amortization	226,541	5,983	9,965	—	242,489
Total operating costs and expenses	567,018	38,536	36,287	—	641,841
Operating income	73,584	7,438	7,052	—	88,074
Other expenses
Interest expense	(164,458)	(26)	(324)	—	(164,808)
Loss on extinguishment of debt	(77,253)	—	—	—	(77,253)
Other income/(expense), net	236	5	60	—	301
Equity in net earnings of subsidiaries	11,782	—	—	(11,782)	—
Total other expense, net	(229,693)	(21)	(264)	(11,782)	(241,760)
(Loss)/earnings from continuing operations before provision for income taxes	(156,109)	7,417	6,788	(11,782)	(153,686)
(Benefit)/provision for income taxes	(35,930)	—	2,423	—	(33,507)
(Loss)/Earnings from continuing operations	(120,179)	7,417	4,365	(11,782)	(120,179)
Earnings from discontinued operations, net of income taxes	1,808	—	—	—	1,808
Net (loss)/earnings	$(118,371)	$7,417	$4,365	$(11,782)	$(118,371)

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
	(Issuer)
Net cash provided by operating activities	$350,731	$21,813	$23,652	$396,196
Cash flows from investing activities:
Purchases of property and equipment	(236,948)	(18,015)	(10,909)	(265,872)
Acquisitions, net of cash acquired	(81,280)	(19,729)	—	(101,009)
Net cash used in investing activities	(318,228)	(37,744)	(10,909)	(366,881)
Cash flows from financing activities:
Equity contributions/(distributions)	(16,838)	21,427	—	4,589
Distribution to Parent	(1,203)	—	—	(1,203)
Proceeds from long-term debt	150,000	—	—	150,000
Proceeds from revolving credit facility	45,000	—	—	45,000
Principal repayments on long-term debt	(12,900)	—	—	(12,900)
Payments on revolving credit facility	(45,000)	—	—	(45,000)
Principal repayments on capital lease obligations	(1,381)	(5,492)	—	(6,873)
Debt issuance costs, net of early redemption fees	(1,695)	—	—	(1,695)
Net cash provided by financing activities	115,983	15,935	—	131,918
Effect of changes in foreign exchange rates on cash	—	—	458	458
Net increase in cash and cash equivalents	148,486	4	13,201	161,691
Cash and cash equivalents, beginning of period	83,608	1,009	3,531	88,148
Cash and cash equivalents, end of period	$232,094	$1,013	$16,732	$249,839

ZAYO GROUP, LLC AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by/(used in) operating activities	$228,699	$18,849	$11,169	$258,717
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(205,351)	(10,776)	(5,170)	(221,297)
Acquisitions, net of cash acquired	(2,484,437)	421	7,892	(2,476,124)
Proceeds from principal payments received on related party loans	3,837	—	—	3,837
Net cash (used in)/provided by investing activities	(2,685,951)	(10,355)	2,722	(2,693,584)
Cash flows from financing activities:
Equity contributions	342,783	—	—	342,783
Principal repayments on capital lease obligations	(1,007)	(123)	—	(1,130)
Principal repayments on long-term debt	(1,050,477)	—	—	(1,050,477)
Payment on intercompany loan	10,263	—	(10,263)	—
Payment of early redemption fees on debt extinguished	(72,117)	—	—	(72,117)
Dividend received/(paid)	8,501	(8,501)	—	—
Proceeds from borrowings	3,188,048	—	—	3,188,048
Changes in restricted cash	22,668	—	—	22,668
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Payment of deferred debt issuance costs	(82,972)	—	—	(82,972)
Net cash provided by/(used in) financing activities	2,358,472	(8,624)	(10,263)	2,339,585
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	(581)	(581)
Net (decrease)/increase in cash and cash equivalents	(92,442)	(130)	3,047	(89,525)
Cash and cash equivalents, beginning of period	149,574	1,119		150,693
Cash and cash equivalents, end of period	$57,132	$989	$3,047	$61,168

ZAYO GROUP, LLC AND SUBSIDIARIES

(15) SUBSEQUENT EVENTS
Pending and Recently Closed Acquisitions
See Note 2 – Acquisitions, for a discussion of acquisitions that have closed subsequent to March 31, 2014.
Resignation of Chief Technology Officer and Chief Information Officer
Effective May 1, 2014, Martin Snella, the Company's Chief Technology Officer and Chief Information Officer, entered into a settlement agreement with CII and the Company in connection with his concurrent resignation. In connection with his voluntary resignation, all of Mr. Snella's vested equity compensation awards of common units were redeemed in exchange for a purchase price of $9,050. All of the redeemed common units were transferred to CII and were legally defeased upon his termination with the Company, with a corresponding reduction in the Company's remaining liability for Mr. Snella's vested common units.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

As of March 31, 2014, our fiber networks spanned approximately 77,113 route miles and 5,723,985 fiber miles, served 297 geographic markets in the United States and Europe, and connected to 14,490 buildings, including 3,838 cellular towers, allowing us to provide our bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We use undersea capacity on the trans-Atlantic undersea telecommunications network (“TAT-14”) and other trans-Atlantic cables to provide connectivity from the U.S. to Europe and from London to continental Europe. We operate a Tier 1 IP network over our metro and long haul networks with connectivity to the U.S. and Europe. The majority of the markets that we serve, and buildings to which we connect, have few other networks capable of providing similar bandwidth infrastructure services, which we believe provides us with a sustainable competitive advantage in these markets. As a result, we believe that the services we provide to our customers would be difficult to replicate in a cost- and time-efficient manner. We provide our network-neutral colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 27 locations throughout the United States.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2013 as “Fiscal 2013” and the fiscal year ending June 30, 2014 as “Fiscal 2014.”
Reportable Segments and Our Strategic Product Groups
As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s bandwidth infrastructure and network-neutral colocation and connectivity services are comprised of various related product groups generally defined around the type of service the customer is buying, referred to as Strategic Product Groups ("SPG" or "SPGs"). Each SPG is responsible for the revenue, costs and associated capital expenditures of their respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.
With the continued increase in the Company’s scope and scale, effective January 1, 2014 the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impacts how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of combining the seven existing SPGs (also previously identified as reportable segments) into two reportable segments: Physical Infrastructure and Lit Services. The Physical Infrastructure reporting segment is comprised of the following SPGs: Zayo Dark Fiber ("Dark Fiber"), Zayo Mobile Infrastructure Group ("MIG"), and Zayo Colocation ("zColo"). The Lit Services reporting segment is comprised of the following SPGs: Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), and Zayo Internet Protocol Services ("IP"). SPGs now report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure and Lit Services reportable segments. The segment managers for each of the Physical Infrastructure and Lit Services reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions
Further, certain cost allocations among SPGs and from corporate were modified to more appropriately represent utilization of resources (and improve the fidelity of SPG and therefore reportable segment results).
As of March 31, 2014, the Company has two reportable segments as described below:
•Physical Infrastructure. The Physical Infrastructure reportable segment consists of the SPGs that represent the most basic or “raw” services, namely the leasing of dark fiber (both metro and long-haul) and the provisioning of technical space and power (along with the corresponding interconnection of equipment in those spaces). Physical Infrastructure also includes the SPGs associated with delivering backhaul services to wireless carriers (whether lit or dark and whether to macro towers or small cells). The Physical Infrastructure segment also contains the fiber and colocation assets as well as the employees responsible for the maintenance of those assets. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The Physical Infrastructure related services tend to be sold on longer term contracts (up to 20 years in the case of certain dark fiber contracts) compared to the Company’s Lit Services.
•Lit Services. The Lit Services reportable segment consists of the SPGs providing lit bandwidth capacity to customers utilizing optical technologies where the Company (not the customer) provisions the equipment to light and manage the networks. The amount of capacity provided to customers ranges from 1.54Mps to 100Gps and includes wavelength, ethernet, internet protocol and SONET technologies. Lit Services customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The Lit Services contracts are generally shorter than Physical Infrastructure contracts, ranging from one to ten years.

ZAYO GROUP, LLC AND SUBSIDIARIES

Demand for our services does not materially fluctuate based on seasonality.
Factors Affecting Our Results of Operations
Business Acquisitions

For a detailed description of factors affecting the results of our operations for the three and nine months ended March 31, 2014 and 2013, see Note 2 - Acquisitions.
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
During the quarter ended December 31, 2013, we drew $45.0 million on our Revolver in connection with the acquisition of FiberLink and repaid the outstanding balance during the same period. The Revolver was undrawn as of March 31, 2014.
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
Substantial Capital Expenditures
During the nine months ended March 31, 2014 and 2013, we invested $265.9 million and $221.3 million (net of stimulus grant reimbursements) respectively, in capital expenditures related to property and equipment primarily to expand our fiber network and largely in connection with new customer contracts. We expect to continue to make significant capital expenditures in future periods.
Change in Reporting Segments
With the continued increase in the Company’s scope and scale and corresponding increase in SPGs, the Company implemented certain organizational changes to the management, operation and reporting of its SPGs effective January 1, 2014. The change in structure had the impact of aggregating the legacy SPGs into two new reportable segments: Physical Infrastructure and Lit Services. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, MIG, and zColo. The Lit Services reporting segment is comprised of the following SPGs: Waves, SONET, Ethernet, and IP. All financial information presented herein has been recast for comparative purposes to reflect these new segments beginning July 1, 2011.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Background for Review of Our Results of Operations
Operating Costs

ZAYO GROUP, LLC AND SUBSIDIARIES

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
For the common units granted to members of management and directors, we recognize an expense equal to the fair value of all of those common units vested during the period, and record a liability in respect of that amount. Subsequently, we recognize changes in the fair value of those vested common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

Results of Operations

	Three months ended March 31,				Nine months ended March 31,
	2014		2013		2014		2013
	(amounts in thousands)
Revenue
Physical Infrastructure	$125,708	45%	$107,956	43%	$361,691	44%	$305,708	42%
Lit Services	152,330	55	145,192	57	454,292	56	425,746	58
Intercompany eliminations	—	—	—	—	—	—	(1,539)	—
Total revenue	$278,038	100%	$253,148	100%	$815,983	100%	$729,915	100%
Operating costs and expenses
Operating costs, excluding depreciation and amortization	35,358	13	35,130	14	105,267	13	102,735	14
Selling, general and administrative expenses, excluding stock-based compensation	77,734	28	70,419	28	230,005	28	229,238	31
Stock-based compensation	64,964	23	23,453	9	164,332	20	67,379	9
Selling, general and administrative expenses	142,698	51	93,872	37	394,337	48	296,617	41
Depreciation and amortization	83,392	30	79,473	31	245,223	30	242,489	33
Total operating costs and expenses	261,448	94	208,475	82	744,827	91	641,841	88
Operating income	$16,590	6%	$44,673	18%	$71,156	9%	$88,074	12%
Other expenses
Interest expense, net	(49,131)	(18)	(49,618)	(20)	(150,905)	(18)	(164,808)	(23)
Loss on extinguishment of debt	—	—	(6,571)	(3)	(1,911)	—	(77,253)	(11)
Other income, net	125	—	(508)	—	1,265	—	301	—
Total other expenses, net	(49,006)	(18)	(56,697)	(22)	(151,551)	(19)	(241,760)	(33)
Loss from continuing operations before income taxes	(32,416)	(12)	(12,024)	(5)	(80,395)	(10)	(153,686)	(21)
Provision/(benefit) for income taxes	11,327	4	6,519	3	27,559	3	(33,507)	(5)
Loss from continuing operations	(43,743)	(16)	(18,543)	(7)	(107,954)	(13)	(120,179)	(16)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—	—	1,808	—
Net loss	$(43,743)	(16)%	$(18,543)	(7)%	$(107,954)	(13)%	$(118,371)	(16)%
Reconciliation to adjusted EBITDA:
Earnings from discontinued operations, net of income taxes	$—		$—		$—		$(1,808)
Depreciation and amortization	83,392		79,473		245,223		242,489
Interest expense	49,131		49,618		150,905		164,808
Loss on extinguishment of debt	—		6,571		1,911		77,253
Provision/(benefit) for income taxes	11,327		6,519		27,559		(33,507)
Foreign currency (gain)/loss on intercompany loans	(95)		637		(944)		(42)
Stock-based compensation	64,964		23,453		164,332		67,379
Transaction costs	36		72		789		13,089
Adjusted EBITDA	$165,012	59%	$147,800	58%	$481,821	59%	$411,290	56%

Selected cash flow data
Net cash flows provided by operating activities	$159,368		$73,309		$396,196		$258,717
Purchases of property and equipment, net of stimulus grants	(90,923)		(95,732)		(265,872)		(221,297)
Acquisitions	(17,597)		577		(101,009)		(2,476,124)

ZAYO GROUP, LLC AND SUBSIDIARIES

Other	—	837	—	3,837
Net cash flows used in investing activities	$(108,520)	$(94,318)	$(366,881)	$(2,693,584)
Net cash flows provided by/(used in) financing activities	$(2,975)	$(14,681)	$131,918	$2,339,585

ZAYO GROUP, LLC AND SUBSIDIARIES

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenue
Our total revenue increased by $24.9 million, or 9.8%, from $253.1 million to $278.0 million for the three months ended March 31, 2013 and 2014, respectively. The increase in revenue was primarily a result of our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth. The table below reflects the revenue recognized by each entity acquired during Fiscal 2013 and Fiscal 2014 during the quarterly period immediately preceding the respective acquisition date multiplied by four ("LQA revenue"). The table also reflects the Company's estimates of the allocation of those revenues, based upon the nature of the service, to each of our reportable segments. The amounts below include adjustments to the historical amounts recognized by the acquired company resulting from estimated purchase accounting adjustments.

Acquired Entity	Acquisition Date	Physical Infrastructure	Lit Services	Total
		(in thousands)
FiberGate	August 31, 2012	$10,644	$—	$10,644
USCarrier	October 1, 2012	1,761	14,527	16,288
First Telecom	December 14, 2012	25,385	5,920	31,305
Litecast	December 31, 2012	1,814	2,001	3,815
Core NAP	May 31, 2013	5,259	—	5,259
Colocation Asset Purchase	August 1, 2013	7,764	—	7,764
Access	October 1, 2013	5,568	—	5,568
FiberLink	October 2, 2013	6,004	—	6,004
CoreXchange	March 4, 2014	7,978	—	7,978
Total		$72,177	$22,448	$94,625
In addition to the acquisition related revenue growth during the period resulting from the aforementioned acquisitions was organic growth of approximately 9%. As a result of internal sales efforts since March 31, 2013, we have entered into $1,557.6 million in gross new sales contracts. Since March 31, 2013, we have received acceptance on gross installations that have resulted in incremental monthly revenue of $19 million as of March 31, 2014 as compared to March 31, 2013. This increase in revenue related to our organic growth is partially offset by total customer churn of $14.5 million in monthly revenue since March 31, 2013.

Product Group	Gross New Sales (Contract Value)	Installations (additional monthly revenue)	Churn (reduction to monthly revenue)	Net Installations
	(in millions)
Physical Infrastructure	$1,155.6	$7.7	$4.2	$3.5
Lit Services	402.0	11.3	10.3	1.0
Total	$1,557.6	$19.0	$14.5	$4.5
The following table reflects the stratification of our revenues during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	(in thousands)
Monthly recurring revenue	$257,807	93%	$239,723	95%
Amortization of deferred revenue	13,866	5%	10,645	4%
Other revenue	6,365	2%	2,780	1%
Total revenue	$278,038	100%	$253,148	100%
Operating Costs
Our operating costs, which exclude depreciation and amortization, increased by $0.2 million, or 0.6%, from $35.1 million to $35.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase in operating costs

ZAYO GROUP, LLC AND SUBSIDIARIES

primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2013 and additional costs associated with our Fiscal 2013 and Fiscal 2014 acquisitions. The 0.6% increase in operating costs occurred during the same period in which our revenues increased by 9.8%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2013 and Fiscal 2014 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(in thousands)
Compensation and benefits expenses	$28,989	$26,872
Network operations expenses	31,821	29,788
Other SG&A expenses	16,888	13,687
Transaction costs	36	72
Stock-based compensation	64,964	23,453
Total SG&A expenses	$142,698	$93,872
Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $2.1 million, or 7.9%, from $26.9 million to $29.0 million for the three months ended March 31, 2014 and 2013, respectively. The decrease reflects a reduction in salaries and wages, benefits and payroll taxes and severance costs paid in connection with acquisition-related activity during the third quarter of Fiscal 2013, which was partially offset by an increase in headcount during the fourth quarter of Fiscal 2013 and the first three quarters of Fiscal 2014 to support our growing business, including certain employees retained from acquired businesses. At March 31, 2014, we had 1,392 full time employees compared to 1,063 full time employees at March 31, 2013.
Network Operations Expenses. Network operations expenses increased by $2.0 million, or 6.8%, from $29.8 million to $31.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $3.2 million, or 23.4%, from $13.7 million to $16.9 million for the three months ended March 31, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions.
Stock-Based Compensation. Stock-based compensation expenses increased by $41.5 million, or 177.0%, from $23.5 million to $65.0 million during the three months ended March 31, 2013 and 2014, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units that are granted and vest during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended March 31, 2014 and 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

	Estimated fair value as of
Common Units	December 31, 2013	March 31, 2014	December 31, 2012	March 31, 2013
		(estimated value per unit)
Class A	$1.90	$2.17	$1.21	$1.32
Class B	1.69	1.93	1.06	1.16
Class C	1.45	1.65	0.89	0.96
Class D	1.40	1.60	0.86	0.93
Class E	1.20	1.38	0.73	0.78
Class F	1.07	1.22	0.64	0.68
Class G	0.56	0.65	0.33	0.31
Class H	0.47	0.53	n/a	.24
Class I	0.28	0.31	n/a	n/a
Class J	n/a	0.22	n/a	n/a
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since March 31, 2013 and synergies realized and expected to be realized from our Fiscal 2013 and Fiscal 2014 acquisitions.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $310.9 million and $158.5 million as of March 31, 2014 and June 30, 2013, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.9 million, or 4.9%, from $79.5 million to $83.4 million for the three months ended March 31, 2013 and 2014, respectively. The increase is primarily the result of depreciation related to capital expenditures since March 31, 2013 and acquisition-related growth from Fiscal 2013 and 2014 acquisitions.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
	2014	2013
	(in thousands)
Interest expense	$(49,131)	$(49,618)
Loss on extinguishment of debt	—	(6,571)
Other income, net	125	(508)
Total other expenses, net	$(49,006)	$(56,697)
Interest Expense. Interest expense decreased by $0.5 million, or 1.0%, from $49.6 million to $49.1 million for the three months ended March 31, 2013 and 2014, respectively. The decrease in interest expense is primarily the result of the Company's amendment of its credit facilities during the second and third quarters of fiscal 2013 and second quarter of fiscal 2014 to lower the interest rates on these debt instruments, in addition to quarterly principal payments on our term loan facility reducing our outstanding debt obligations. The decrease was partially offset by additional interest expense related to a $150.0 million add-on to our term loan facility during the second quarter of Fiscal 2014.
Loss on Extinguishment of Debt. In connection with the re-pricing on our term loan facility during the third quarter of Fiscal 2013, we recognized an expense in February 2013 of $6.6 million associated with debt extinguishment costs. The loss consisted of a cash expense of $1.8 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $4.8 million associated with the write-off of unamortized debt issuance costs and discounts.
Other Income, net. Other income, net during the three months ended March 31, 2014 and 2013, respectively, primarily relates to an unrealized foreign currency gain/(loss) on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation; however, the weakening of the British pound over the U.S. dollar during the three months ended March 31, 2014

ZAYO GROUP, LLC AND SUBSIDIARIES

resulted in an unrealized foreign exchange gain of $0.1 million at our foreign subsidiary, and the strengthening of the British pound over the U.S. dollar during the three months ended March 31, 2013 resulted in an unrealized foreign exchange loss of $0.6 million at our foreign subsidiary.
Provision for Income Taxes
The Company recorded a provision for income taxes of $11.3 million and $6.5 million during the three months ended March 31, 2014 and 2013, respectively. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.
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
The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes:

	Three months ended March 31,
	2014	2013
	(in thousands)
Expected provision at statutory rate	$(11,241)	$(4,208)
Increase due to:
Non-deductible stock-based compensation	23,021	8,175
State income taxes (benefit)/provision, net of federal benefit	(1,055)	423
Transactions costs not deductible for tax purposes	73	25
Foreign tax rate differential	1,063	(409)
Provision to return adjustment	(514)
Other, net	(20)	2,513
Provision for income taxes	$11,327	$6,519

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013
Revenue
Our total revenue increased by $86.1 million, or 11.8%, from $729.9 million to $816.0 million for the nine months ended March 31, 2013 and 2014, respectively. The increase in revenue was primarily a result of our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth. See - Results of Operations - Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013, for a summary of revenue acquired from our Fiscal 2013 and 2014 acquisitions and a discussion of organic growth since July 1, 2012.
The following table reflects the stratification of our revenues during these periods:

	Nine months ended March 31,
	2014		2013
	(in thousands)
Monthly recurring revenue	$759,137	93%	$690,783	95%
Amortization of deferred revenue	39,205	5%	30,162	4%
Other revenue	17,641	2%	8,970	1%
Total revenue	$815,983	100%	$729,915	100%
Operating Costs
Our operating costs, which exclude depreciation and amortization, increased by $2.5 million, or 2.5%, from $102.7 million to $105.3 million for the nine months ended March 31, 2013 and 2014, respectively. The increase in operating costs primarily relates to additional network costs incurred in order to support new customer contracts entered into subsequent to March 31, 2013 and additional costs associated with our Fiscal 2013 and Fiscal 2014 acquisitions. The 2.5% increase in

ZAYO GROUP, LLC AND SUBSIDIARIES

operating costs occurred during the same period in which our revenues increased by 11.8%. The lower ratio of operating costs as compared to revenues is primarily a result of gross installed revenues having a lower component of associated operating costs than the prior period's installed revenue base due to a higher percentage of our newly installed revenue being supported by our owned infrastructure assets (i.e., on-net). The ratio also benefited from a higher percentage of acquired revenue being on-net and from network related synergies realized related to our Fiscal 2013 and Fiscal 2014 acquisitions.
Selling, General and Administrative Expenses
The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the nine months ended March 31, 2014 and 2013.

	Nine months ended March 31,
	2014	2013
	(in thousands)
Compensation and benefits expenses	$87,531	$91,342
Network operations expenses	96,508	83,018
Other SG&A expenses	45,178	41,789
Transaction costs	788	13,089
Stock-based compensation	164,332	67,379
Total SG&A expenses	$394,337	$296,617
Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $3.8 million, or 4.2%, from $91.3 million to $87.5 million for the nine months ended March 31, 2013 and 2014, respectively. The decrease reflects a decrease in salaries and wages, benefits and payroll taxes, and severance costs paid in connection with acquisition-related activity, which was partially offset by an increase in headcount during the fourth quarter of Fiscal 2013 and the first three quarters of Fiscal 2014 to support our growing business, including certain employees retained from acquired businesses.
Network Operations Expenses. Network operations expenses increased by $13.5 million, or 16.2%, from $83.0 million to $96.5 million for the nine months ended March 31, 2013 and 2014, respectively. The increase in such expenses principally reflects the growth of our network assets and the related expenses of operating that expanded network.
Other SG&A. Other SG&A expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $3.4 million, or 8.1%, from $41.8 million to $45.2 million for the nine months ended March 31, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions, which was partially offset by the receipt of $3.8 million in connection with an escrow settlement reached for the 360networks acquisition during the second quarter of Fiscal 2014.
Transaction Costs. Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions, travel expense, severance expense incurred on the date of acquisition and other direct expenses incurred that are associated with potential and closed acquisitions. Transaction costs decreased by $12.3 million from $13.1 million to $0.8 million for the nine months ended March 31, 2013 and 2014, respectively, due to an increased level of transaction-related costs associated with the AboveNet acquisition during the first quarter of Fiscal 2013.
Stock-Based Compensation. Stock-based compensation expenses increased by $97.0 million, or 143.9%, from $67.4 million to $164.3 million during the nine months ended March 31, 2013 and 2014, respectively.
The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the nine months ended March 31, 2014 and 2013.

ZAYO GROUP, LLC AND SUBSIDIARIES

	Estimated fair value as of
Common Units	June 30, 2013	March 31, 2014	June 30, 2012	March 31, 2013
	(estimated value per unit)
Class A	$1.50	$2.17	$0.92	$1.32
Class B	1.34	1.93	0.81	1.16
Class C	1.14	1.65	0.68	0.96
Class D	1.10	1.60	0.65	0.93
Class E	0.95	1.38	0.55	0.78
Class F	0.75	1.22	0.49	0.68
Class G	0.46	0.65	n/a	0.31
Class H	0.38	0.53	n/a	0.24
Class I	n/a	0.31	n/a	n/a
Class J	n/a	0.22	n/a	n/a
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since March 31, 2013 and synergies realized and expected to be realized from our Fiscal 2013 and Fiscal 2014 acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.7 million, or 1.1%, from $242.5 million to $245.2 million for the nine months ended March 31, 2013 and 2014, respectively. The increase is primarily the result of depreciation related to capital expenditures since March 31, 2013 and acquisition-related growth.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2014 and 2013, respectively.

	Nine months ended March 31,
	2014	2013
	(in thousands)
Interest expense	$(150,905)	$(164,808)
Loss on extinguishment of debt	(1,911)	(77,253)
Other income, net	1,265	301
Total other expenses, net	$(151,551)	$(241,760)
Interest Expense. Interest expense decreased by $13.9 million, or 8.4%, from $164.8 million to $150.9 million for the nine months ended March 31, 2013 and 2014, respectively. The decrease in interest expense is primarily the result of the Company's amendment of its credit facilities during the second and third quarters of Fiscal 2013 to lower the interest rates on these debt instruments, in addition to quarterly principal payments on our term loan facility reducing our outstanding debt obligations. Also contributing to the decrease in interest expense was the impact of changes in market value of our interest rate swap during the nine months ended March 31, 2014 as compared to the 2013 period. We recorded additional interest expense of $1.9 million during the nine months ended March 31, 2014, as compared to additional $5.1 million of interest expense during the nine months ended March 31, 2013 to reflect the change in the fair value of our interest rate swaps, representing a change in interest expense of $3.2 million. The decrease was partially offset by additional interest expense related to the $150.0 million add-on to our term loan facility during the second quarter of Fiscal 2014.
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
In connection with the debt refinancing activities during the first three quarters of Fiscal 2013, we recognized an expense of $77.3 million associated with debt extinguishment costs, including a cash expense of $43.1 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses, including $34.2 million associated with the write-off of unamortized debt issuance costs and unamortized discounts.

ZAYO GROUP, LLC AND SUBSIDIARIES

Other Income, net. Other income, net during the nine months ended March 31, 2014 primarily relates to an unrealized foreign currency gain/(loss) on an intercompany loan. Our domestic subsidiaries have an intercompany loan denominated in U.S. dollars with our U.K. foreign subsidiary. The intercompany loan balance is eliminated in consolidation; however, the weakening of the British pound over the U.S. dollar during the nine months ended March 31, 2014 resulted in an unrealized foreign exchange gain on the intercompany loan of $0.9 million at our foreign subsidiary.
Provision for Income Taxes
The Company recorded a provision for income taxes of $27.6 million during the nine months ended March 31, 2014 as compared to a benefit of $33.5 million during the nine months ended March 31, 2013. Our provision for income taxes includes both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses (“NOLs”) for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and transaction costs not being deductible for income tax purposes, our effective tax rate is higher than the statutory rate.
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
The following table reconciles an expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes:

	Nine months ended March 31,
	2014	2013
	(in thousands)
Expected benefit at statutory rate	$(27,963)	$(53,797)
Increase/(decrease) due to:
Non-deductible stock-based compensation	62,234	22,755
State income taxes (benefit), net of federal benefit	(3,844)	(4,911)
Transactions costs not deductible for tax purposes	201	970
Foreign tax rate differential	(62)	(1,096)
Provision to return adjustment	(514)
Release of accrual for uncertain tax position	(2,600)	—
Other, net	107	2,572
Provision/(benefit) for income taxes	$27,559	$(33,507)
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

ZAYO GROUP, LLC AND SUBSIDIARIES

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
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion. Reconciliations from net earnings/(loss) from continuing operations to Adjusted EBITDA and net cash provided by operating activities to Adjusted EBITDA are as follows:
Reconciliation from net earnings/(loss) to Adjusted EBITDA

	Three months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp./ elimination	Zayo Group
	(in millions)
Net earnings/(loss)	$(67.1)	$34.6	$(11.2)	$(43.7)
Interest expense	$29.8	$19.3	—	49.1
Provision for income taxes	$—	$—	11.3	11.3
Depreciation and amortization expense	$51.1	$32.3	—	83.4
Transaction costs	$—	$—	—	—
Stock-based compensation	$68.5	$(3.6)	—	65.0
Foreign currency gain on intercompany loan	$—	$—	(0.1)	(0.1)
Adjusted EBITDA	$82.4	$82.6	$—	$165.0

	Three months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp./ elimination	Zayo Group
	(in millions)
Net earnings/(loss)	$(17.1)	$5.7	$(7.2)	$(18.5)
Interest expense	29.2	20.4	—	49.6
Benefit for income taxes	—	—	6.5	6.5
Depreciation and amortization expense	47.3	32.2	—	79.5
Transaction costs	—	—	—	0.1
Stock-based compensation	10.4	13.1	—	23.5
Loss on extinguishment of debt	3.8	2.7	—	6.6
Foreign currency loss on intercompany loan	—	—	0.6	0.6
Adjusted EBITDA	$73.7	$74.1	$—	$147.8

	Nine months ended March 31, 2014
	Physical Infrastructure	Lit Services	Corp./ elimination	Zayo Group
	(in millions)
Net earnings/(loss)	$(119.4)	$38.0	$(26.6)	$(108.0)
Interest expense	90.2	60.7	—	150.9
Provision for income taxes	—	—	27.6	27.6
Depreciation and amortization expense	149.3	95.9	—	245.2
Transaction costs	0.6	0.1	—	0.8
Stock-based compensation	115.3	49.1	—	164.3
Loss on extinguishment of debt	1.1	0.8	—	1.9
Foreign currency gain on intercompany loan	—	—	(0.9)	(0.9)
Adjusted EBITDA	$237.1	$244.7	$—	$481.8

ZAYO GROUP, LLC AND SUBSIDIARIES

	Nine months ended March 31, 2013
	Physical Infrastructure	Lit Services	Corp./ elimination	Zayo Group
	(in millions)
Net earnings/(loss)	$(108.8)	$(43.4)	$33.8	$(118.4)
Earnings from discontinued operations, net of taxes	—	—	(1.8)	(1.8)
Interest expense	96.8	68.0	—	164.8
Benefit for income taxes	—	—	(33.5)	(33.5)
Depreciation and amortization expense	135.9	106.6	—	242.5
Transaction costs	6.7	6.4	—	13.1
Stock-based compensation	29.9	37.5	—	67.4
Loss on extinguishment of debt	45.1	32.2	—	77.3
Foreign currency (gain)/loss on intercompany loan	—	—	—	—
Adjusted EBITDA	$205.5	$207.3	$(1.6)	$411.3
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
As of March 31, 2014, we had $249.8 million in cash and cash equivalents and a working capital surplus of $167.4 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of March 31, 2014, we had $243.6 million available under our Revolver.
Our capital expenditures, net of stimulus grants, increased by $44.6 million, or 20%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, from $221.3 million to $265.9 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.
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
The following table sets forth components of our cash flow for the nine months ended March 31, 2014 and 2013.

	Nine months ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	396,196	258,717
Net cash used in investing activities	(366,881)	(2,693,584)
Net cash provided by financing activities	131,918	2,339,585

ZAYO GROUP, LLC AND SUBSIDIARIES

Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $137.5 million, or 53%, from $258.7 million to $396.2 million during the nine months ended March 31, 2013 and 2014, respectively. Net cash flows from operating activities during the nine months ended March 31, 2014 represents the loss from continuing operations of $108.0 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $245.2 million, loss on extinguishment of debt of $1.9 million, stock-based compensation expense of $164.3 million, provision for bad debts of $1.6 million, additions to deferred revenue of $112.7 million, and non-cash interest expense of $14.9 million, less amortization of deferred revenue of $39.2 million and changes in the deferred tax provision of $27.4 million, minus the net change in working capital components.
Net cash flows from operating activities during the nine months ended March 31, 2013 represents our net loss from continuing operations of $120.2 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $242.5 million, loss on extinguishment of debt of $77.3 million, non-cash interest expense of $18.6 million, additions to deferred revenue of $27.1 million, provision for bad debts of $1.7 million, the deferred tax provision of $32.2 million and non-cash stock-based compensation expense of $67.4 million, less amortization of deferred revenue of $30.2 million, plus the change in working capital components.
The increase in net cash flows from operating activities during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 is primarily a result of additional earnings from synergies realized from our Fiscal 2013 and Fiscal 2014 acquisitions and organic growth.
Cash Flows Used for Investing Activities
We used cash in investing activities of $366.9 million and $2,693.6 million during the nine months ended March 31, 2014 and 2013, respectively. During the nine months ended March 31, 2014, our principal uses of cash for investing activities were $265.9 million in additions to property and equipment, $0.3 million for the colocation asset purchase, $40.1 million for the acquisition of Access, $43.1 million for the acquisition of FiberLink, and $17.5 million for the acquisition of CoreXchange.
During the nine months ended March 31, 2013, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $16.1 million for the acquisition of USCarrier, $109.7 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast, and $221.3 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the nine months ended March 31, 2013 was purchase consideration of $2.7 million returned from our acquisition of MarquisNet and Arialink and proceeds of $3.8 million received from repayments on related party loans.
Cash Flows from Financing Activities
Our net cash used in financing activities was $131.9 million during the nine months ended March 31, 2014. Our net cash provided by financing activities was $2,339.6 million during the nine months ended March 31, 2013. Our cash flows from financing activities during the nine months ended March 31, 2014 are primarily comprised of $150.0 million from the proceeds of long-term borrowings and $4.6 million in equity contributions. This cash inflow was partially offset by $12.9 million principal payments on long-term debt, $6.9 million in principal repayments on capital lease obligations, $1.2 million in distributions to parent, and $1.7 million in payment of deferred debt issuance costs during the nine months ended March 31, 2014.
Our cash flows from financing activities during the nine months ended March 31, 2013 are comprised of $3,188.0 million from the proceeds from long-term borrowings, $342.8 million in equity contributions, and a $22.7 million net change in restricted cash. This cash inflow was partially offset by $83.0 million in debt issuance costs, $1,050.5 million in principal repayments on long-term debt, $72.1 million in payments of early redemption fees on debt extinguished, $7.2 million cash contributed to ZPS, and $1.1 million in principal payments on capital leases during the period.
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
As of March 31, 2014, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,720.7 million on our Term Loan Facility and $19.5 million of capital lease obligations. As of March 31, 2014, we had $243.6 million available for borrowing under our Revolver.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,298.6 million as of March 31, 2014. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of March 31, 2014, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.23% or $4.0 million, which is limited as a result of the applicable interest rate as of March 31, 2014 being below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $17.4 million before considering the offsetting effects of our interest rate swaps.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $19.6 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2014, our foreign activities accounted for 6.0% and 5.8% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion related to the AboveNet acquisition completed during Fiscal 2013, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.
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
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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

10.1
Employment Agreement among Communications Infrastructure Investments, LLC, Zayo Group, LLC and Daniel P. Caruso, dated February 15, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 20, 2014).

10.2
Letter Agreement from Communications Infrastructure Investments, LLC and Zayo Group, LLC to Daniel P. Caruso, dated February 15, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on February 20, 2014).

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

101*
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.

ZAYO GROUP, LLC AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date:	May 12, 2014	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer