Form 10-K
period 2014-06-30
ZAYO GROUP LLC
filed 2014-09-29
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
3G - Third generation of cellular wireless standards and successor to the 2G standard.
4G - Fourth generation of cellular wireless standards. It is a successor to 3G and 2G standards, with the aim to provide a wide range of data services, with rates up to gigabit-speed Internet access for mobile, as well as stationary users.
Bandwidth infrastructure - Dark fiber, mobile infrastructure and lit: bandwidth services provided over fiber networks, and datacenter-based colocation and interconnection services. Fiber-based bandwidth infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include wavelengths, Ethernet, IP, and SONET; fiber-based services that are not lit are sold as dark-fiber capacity. Datacenter- based bandwidth infrastructure services include colocation (space and power) as well as interconnection within facilities.
Capacity - The information carrying ability of a telecommunications service. Below is a list of some common units of capacity for various lit bandwidth services:
DS-0, DS-1 and DS-3 - Data communication circuits capable of transmitting over SONET (or similar) at 64 Kbps, 1.544 Mb and 45 Mb, respectively.
OC-3, OC-12, OC-48 and OC-192 - Data communication circuits capable of transmitting over SONET at 155 Mb, 622 Mb, 2.5G and 10G, respectively.
1G, 2.5G, 10G, 40G and 100G - Data communication circuits capable of transmitting over Wavelengths at 1G, 2.5G, 10G, 40G and 100G, respectively.
10Mb and 100Mb - Data communication circuits capable of transmitting over Ethernet at 10 Mb and 100 Mb, respectively.
GigE and 10GigE - Data communication circuits capable of transmitting over Ethernet at 1G and 10G.
Carrier - A provider of communications services that commonly include voice, data and Internet services.
Carrier hotel - A building containing many carriers and other telecommunications service providers that are widely interconnected. These facilities generally have high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability, and advanced fire suppression systems.
Cellular tower - An outdoor structure primarily used to attach and house antennae used by wireless carriers to aggregate and transmit mobile voice and data.
CLEC - Competitive local exchange carrier; provides local telecommunications services in competition with the ILEC.
Cloud computing - An Internet-based or intranet-based computing environment wherein computing resources are distributed across the network (i.e., the “cloud”), dynamically allocated on an individual or pooled basis, and increased or reduced as circumstances warrant, to handle the computing task at hand.
Colocation - The housing of transport equipment, other communications equipment, servers and storage devices within the same location. Operators of these colocation facilities typically also sell interconnection services to their customers, enabling them to cross connect with other customers located within the same facility and/or with Bandwidth Infrastructure providers.
Conduit - A pipe, usually made of metal, ceramic or plastic, that protects buried fiber optic cables.
Data center - A facility used to house computer systems, backup storage devices, routers, services and other Internet and other telecommunications equipment. Data centers generally have environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.
Dark fiber - Fiber that has not yet been connected to telecommunications transmission equipment or optronics and, therefore, has not yet been activated or “lit” by the fiber cable owner.
DS - Digital signal level; a measure of the transmission rate of digital telecommunications traffic. For example, DS-1 corresponds to 1.544 Mb and DS-3 corresponds to 45 Mb. See the definition of “Capacity” above.

i

DWDM - Dense wavelength-division multiplexing. The term “dense” refers to the number of channels being multiplexed. A DWDM system typically has the capability to multiplex up to 40 wavelength channels.
Ethernet - The standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in metropolitan, regional and long haul networks as well.
Fiber miles - The number of route miles in a network multiplied by the number of fiber strands within each cable on the network. For example, if a ten-mile network segment has a 144 count fiber installed, it would represent a 10x144 or 1,440 fiber miles.
Fiber - Fiber, or fiber optic cables, are thin filaments of glass through which light beams are transmitted over long distances.
Fiber-to-the-Tower or FTT - The connection of cellular towers to the wider terrestrial network via fiber connections.
G - Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals one billion bits of information.
ILEC - Incumbent local exchange carrier; a traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.
Interconnection service - A service that is used to connect two customers who are located within a single building or within a single colocation space using either fiber or other means.
IP - Internet protocol; the transmission protocol used in the transmission of data over the Internet.
ISP - Internet service provider; provides access to the Internet for consumers and businesses.
Lateral - An extension from the main or core portion of a network to a customer’s premises or other connection point.
Mb - Megabits per second; a measure of telecommunications transmission speed. One megabit equals one million bits of information.
Meet-Me Room - A physical location in a building, usually a data center or carrier hotel, where voice carriers, Internet service providers, data service providers and others physically interconnect so that traffic can be passed between their respective networks. At any given colocation facility or data center, network owners may also be able to interconnect outside the Meet-Me Room.
Mobile switching centers - Buildings where wireless service providers house their Internet routers and voice switching equipment.
NOC - Network operations center; a location that is used to monitor networks, troubleshoot network degradations and outages, and ensure customer network outages and other network degradations are restored.
OC - Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example, OC-3 corresponds to 155 Mb. See the definition of “Capacity,” above.
Optronics - Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing wavelength, Ethernet, IP, SONET, and other service over fiber optic cable.
POP - Point-of-presence; a location in a building separate from colocation facilities and data centers that houses equipment used to provide telecom or Bandwidth Infrastructure services.
Private line - Dedicated private bandwidth circuit that generally utilizes SONET, Ethernet and wavelength technology used to connect various locations.
Route miles - The length, measured in non-overlapping miles, of a fiber network. That is the actual number of miles that a network cable traverses. Route miles are distinct from fiber miles (see fiber miles definition).
Small cell - A location other than a cellular tower or building that is used to attach an antennae used by a wireless carriers to aggregate and transmit mobile voice and data. Typically, the location is a light pole, traffic light, or other small separate purpose structure.

ii

SONET - Synchronous optical network; a network protocol traditionally used to support private line services. This protocol enables transmission of voice, data and video at high speeds. Protected SONET networks provide for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.
Switch - An electronic device that selects the path that voice, data and Internet traffic take or use on a network.
Transport - A dedicated telecommunication service to move data, Internet, voice, video or wireless traffic from one location to another.
Wavelength - A channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.

iii

PART I

ITEM 1.	BUSINESS
Overview
Zayo Group, LLC (the "Company, "we" or "us") is a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups - employees, customers, and stockholders.
We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis. Cisco estimates that, from 2013 to 2018, mobile data traffic will grow at an annual rate of 61% and that IP traffic will grow at an annual rate of 21% through 2018. Additionally, according to Gartner in its November 18, 2013 report, Forecast: The Internet of Things, Worldwide, 2013, “[t]he installed base of ‘things,’ excluding PCs, tablets and smartphones, will grow to 26 billion units in 2020, which is almost a 30-fold increase from 0.9 billion units in 2009.” As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to provide high-bandwidth connectivity to customers whose businesses depend most on the continuous and growing demand for bandwidth. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 32 bandwidth infrastructure businesses and assets to date. Our owned, secure, and redundant fiber network and datacenters serve as the foundation for our bandwidth solutions and allow us to offer customers both physical infrastructure and lit services. We believe the continuous demand for additional bandwidth from service providers, enterprises and consumers, combined with our unique and dense metro, regional, and long-haul networks, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.
Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. Our fiber networks span over 81,000 route miles and 6,000,000 fiber miles (representing an average of 74 fibers per route), serve 319 geographic markets in the United States and Europe, and connect to 15,764 buildings, including 4,200 cellular towers and 756 datacenters. We own fiber networks in over 300 metro markets, including large metro areas, such as New York, Chicago, San Francisco, Paris, and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota, and Spokane, Washington. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations. We own approximately 94% of our fiber miles, the remainder of which are operated by us under long-term IRU contracts with an average remaining contract term of over 9 years. We believe our ownership and the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. We also provide our network-neutral colocation and interconnection services utilizing our own datacenters located within major carrier hotels and other strategic buildings in 37 locations throughout the United States and operate more than 265,000 square feet of billable colocation space.
The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional networks have high fiber counts that enable us to provide both our physical infrastructure services (e.g., dark fiber) and our lit services (e.g., wavelengths and Ethernet). Our networks are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our services increases. In addition, many of our core network technologies provide capacity through which we can continue to add wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our networks provide a strong and growing competitive barrier to protect our existing revenue base. We believe our networks provide significant opportunity to organically connect to new customer locations, datacenters, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand-driven investments in property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $3.9 billion. For the period from July 1, 2012 through June 30, 2014, we also invested $693 million in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our networks. As of June 30, 2014, our total debt (including capital lease obligations) was $3,265 million and was primarily incurred in connection with acquisitions.
Our business model focuses on providing on-net bandwidth infrastructure solutions to our customers, which results in what we refer to as “infrastructure economics.” Infrastructure economics are characterized by attractive revenue visibility, strong margins coupled with operating leverage for new revenue, success-based capital investments with low maintenance capital needs, and the ability to generate significant cash flow over time. Our capital expenditure investments are predominantly success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital. After committing capital to connect additional customer sites, our goal is to sell additional high-bandwidth connectivity on these new routes at a relatively low incremental cost, which further enhances the return we extract from our asset base. Finally, the combination of our scale and infrastructure economics results in the ability to generate meaningful free cash flow over time.
Our management is intensely focused on creating equity value for our stockholders. Our equity value creation philosophy includes regular and rigorous financial and operational measurement, financial transparency (both internally and externally), and clear alignment of interests among employees, management, and stockholders. Our real-time measurement and reporting system serves as the foundation for our decision making and our extensive financial and operational disclosure. We also believe in fostering an entrepreneurial culture that aligns the interests of our employees, management, and stockholders.
We are a Delaware limited liability company and wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation, which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”). As of June 30, 2014, we had 1,513 employees.
Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014”, the fiscal year ended June 30, 2013 as “Fiscal 2013”, and the fiscal year ended June 30, 2012 as “Fiscal 2012”.
Bandwidth Infrastructure Industry
We are a bandwidth infrastructure provider, and our services are a critical component of the broader $2 trillion global communications industry. Bandwidth infrastructure, consisting primarily of fiber networks and interconnect-oriented colocation facilities, plays a fundamental role in the communications value chain, similar to other types of infrastructure such as datacenters and cellular towers. Bandwidth infrastructure assets are a critical resource, connecting datacenters, cellular towers, and other carrier and private networks to support the substantial growth in global data, voice and video consumption by both business and individual consumers.
Industry History
Our industry has changed substantially over the past 16 years. The first phase of the bandwidth infrastructure industry occurred with the advent of the Internet and the ensuing dot com era in the late 1990s. This led to the first major wave of fiber network deployments as a number of companies of varying backgrounds invested billions of dollars in fiber network construction throughout the U.S. and Europe. These fiber network developers included companies with national and international plans (e.g., Level 3 Communications, Qwest Communications, Williams Communications) and more regional plans (e.g., 360networks, Progress Telecom, OnFiber). Following these network builds, many of the fiber companies struggled in the early 2000s due to the lack of sufficient demand for their high-bandwidth services. Bandwidth demand during this timeframe was limited by the fact that many bandwidth-intensive applications (e.g. streaming video, cloud, mobile broadband, big data analytics, etc.) were either not yet contemplated or still very early in their life cycle. Instead, the majority of traffic at the time was low-bandwidth services such as voice and dial-up modem connections. In addition, the similarity of the fiber routes deployed resulted in significant overcapacity and associated pricing pressure, leaving a “last mile” gap and heavy competition and overcapacity along these routes. These two primary factors combined to significantly limit the fiber network providers’ operating cash flows, resulting in the majority of these companies transitioning their business models, consolidating and/or seeking bankruptcy protection.

In the following years, a substantial expansion in computing power and bandwidth-intensive applications drove meaningful bandwidth traffic growth. This growth highlighted the need to address the “last mile” gap by bringing bandwidth capacity directly to both the consumer and business end user. The capacity and performance of the consumer last mile connection was primarily addressed by the expansion of cable networks and through mobile network development by wireless carriers (supported by cellular tower operators). The growing bandwidth demand of business end users was addressed by a number of focused fiber developers constructing new networks to directly connect to datacenters, cellular towers, government facilities, schools, hospitals and other locations with high-bandwidth needs. These fiber network companies were generally local or regional in nature, and were most often either survivors of the initial fiber development wave, subsidiaries of a utility parent, or owned by entrepreneurs. This period is also noted for increased financial discipline following the large speculative capital deployments of the dot com era. This is the timeframe and industry environment in which our Company was founded.
The Industry Today
The acceleration in the development of bandwidth-intensive devices and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure service providers support applications such as high definition television broadcasting and video; online streaming video (Sandvine found that streaming video providers represent over 50% of North American downstream Internet traffic during peak hours); cloud applications replacing in-house enterprise software platforms (RightScale Inc. found that over 90% of organizations are running applications or experimenting with infrastructure-as-a-service); and explosive mobile data consumption (Cisco found that, in 2013, global mobile data traffic grew 81% and was nearly 18 times the size of the entire global Internet in 2000). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape, and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation amongst the bandwidth infrastructure services providers, validating a core tenet of the Company’s founding investment thesis. This has been most pronounced amongst fiber providers in the U.S., with over 60 transactions within the past 10 years (approximately half of which have been consummated by us), and to a lesser degree in Europe.
Industry Participants
We view the participants in today’s communications industry in two distinct categories:
Providers of Infrastructure.    Companies that own and operate infrastructure assets that are used to market and deliver infrastructure services. We believe these assets would be difficult to replicate given the significant capital, time, permitting, and expertise required. Providers of infrastructure typically enjoy long-term customer contracts, a highly visible and recurring revenue base, and attractive margins. We further categorize these providers of infrastructure as follows:

ç
Bandwidth Infrastructure Providers:    Owners of bandwidth infrastructure assets comprised of fiber networks and interconnect-oriented colocation facilities. Bandwidth infrastructure services include dark fiber, lit services (wavelengths, Ethernet, IP, and SONET), and colocation and interconnection services for the purpose of transporting mission-critical traffic including data, voice, and video.

ç
Datacenter Providers:    Owners of datacenter facilities that include raised floor, power and cooling infrastructure. These facilities house and support networking and computing equipment for carrier networks, enterprise cloud platforms, content distribution networks, and other mission-critical applications.

ç	Cellular Tower Providers: Owners of cellular towers, the physical infrastructure upon which antennas and associated equipment are co-located for the wireless carrier industry.
Users of Infrastructure.    Users of infrastructure may purchase infrastructure services either to provide value-added services to their customers or for their own private network requirements. We further categorize these users of infrastructure as follows:

ç
Communications Service Providers.    Communication service providers, such as wireless service providers, ILECs, CLECs, and ISPs, are companies that use infrastructure to package, market, and sell value-added communications services such as voice, Internet, data, video, wireless, and hosting solutions.

ç
End Users.    End users are public sector entities and private enterprises that purchase infrastructure services for their own internal networks. Note that end users may also address their needs by purchasing value-added services from communications service providers.

The Market Opportunity
The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics, and cloud computing will continue to drive substantial consumer and business demand for bandwidth. As an example, while video streaming traffic represents 50% of peak hour downstream Internet traffic, Nielsen found that online viewing still only represents approximately 5% of the time viewers spend watching traditional TV, highlighting the significant potential demand and need for bandwidth. The Vertical Systems Group estimated that in 2013 61% of the U.S. enterprise buildings with 20 or more employees lacked fiber access facilities. Cisco estimates that, from 2013 to 2018, mobile data traffic will grow at an annual rate of 61% and that IP traffic will grow at an annual rate of 21% through 2018. Additionally, according to Gartner in its November 18, 2013 report, Forecast: The Internet of Things, Worldwide, 2013, “[t]he installed base of ‘things,’ excluding PCs, tablets and smartphones, will grow to 26 billion units in 2020, which is almost a 30-fold increase from 0.9 billion units in 2009.”
Communications service providers develop and deliver value-added solutions that are tailored to mass market residential and enterprise customers whose needs continue to grow and evolve as bandwidth trends expand. Given this rapid growth and the complexity and cost of building and maintaining networks, communications service providers are increasingly looking to bandwidth infrastructure providers to augment the reach and performance of their own networks and support the delivery of the services their customers demand. As this dynamic continues, bandwidth infrastructure providers will become further entrenched as mission-critical partners to the communications service providers.
Similarly, end users such as private enterprises (e.g., media/content providers, financial institutions, and hospital systems) and public sector entities (e.g., governmental agencies and school districts) have experienced significant growth and change in the role that bandwidth plays within their organizations. As these needs continue to grow in both volume and criticality, end users will increasingly choose to directly procure bandwidth infrastructure services in order to gain more security, control and scale in their internal network operations. An example of this disintermediation is the trend of large school districts, adapting to e-education requirements, directly purchasing dark fiber as a replacement to more value-added solutions. We believe that as these dynamics play out across all industries, the number of end users directly seeking bandwidth infrastructure services will continue to expand.
By focusing on the reach, density, and performance of their physical networks, bandwidth infrastructure providers can deliver customized services to communications service providers and end users more quickly and with superior economics than these users could otherwise self-provide. Whether providing fiber connectivity to a wireless provider’s towers to enable mobile broadband, supplying a national communications service provider with a metro fiber footprint in new markets, providing a lit bandwidth connection to multiple enterprise datacenters for an industrial company, providing interconnection capabilities to a hosting company within a datacenter, or solving for the next society-impacting innovation, bandwidth infrastructure providers will continue to invest in and expand their infrastructure assets to meet this growing demand.
Given the natural economies of scale, there has been significant consolidation among bandwidth infrastructure providers, particularly in the U.S. We believe this consolidation trend will continue in the U.S. and is beginning in Europe. Combined with the barriers to new entrants, we foresee a decreasing number of bandwidth infrastructure providers against a backdrop of continued strong demand for their services.
Our Bandwidth Infrastructure Assets
Our bandwidth infrastructure assets consist of our fiber networks, the optronic equipment used to provide our lit services over our fiber networks, and our datacenters where we provide colocation and interconnection services.
Our Fiber Networks
Our fiber network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international fiber links that connect our metro networks. Our network represents a collection of assets that we believe is difficult to replicate. Our fiber networks span over 81,000 route miles and 6,000,000 fiber miles (representing an average of 74 fibers per route), serve 319 geographic markets in the United States and Europe, and connect 15,764 buildings, including 4,200 cellular towers and 756 datacenters. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between critical customer locations. We own approximately 94% of our fiber miles, the remainder of which are secured via long-term IRU contracts. We believe the expansiveness and density of our fiber network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional or long-haul bandwidth infrastructure service providers. Our fiber networks also have the following key attributes:
Extensive Coverage.    Our fiber networks are located across large and small metro geographies, the extended metro and suburban regions of many cities, and traverse large rural areas to connect metro markets. This network coverage allows us to address our target customers’ needs in a variety of geographies and for a variety of applications, all while remaining “on-net” and maintaining infrastructure economics.

Scalable Network Architecture.    Our networks are scalable, meaning we often have spare fiber, conduit access rights and/or rights of way that allow us to continue to add capacity to our network as our customers’ demand for our services increases. In addition, the majority of our core fiber network segments utilize DWDM systems, nearly all of which have spare capacity through which we can continue to add wavelengths to our network without consuming additional fiber.

Modern Fiber and Optronics.    Our modern fiber networks support current generation optronic equipment including DWDM systems, carrier class Ethernet switches and IP routers. This equipment is used to provide our lit services. The vast majority of our networks are capable of supporting next generation technologies with minimal capital investment.

Metro Fiber Networks.    We use our metro fiber networks to provide bandwidth infrastructure services within the metro markets that we serve. Our metro networks are most commonly used in the following two scenarios: First, to provide service between on-net buildings that are located in the same geographic market. Second, to connect our on-net buildings within a metro market to another metro market via our regional and/or long-haul networks. We continue to expand our metro fiber networks within the metro geography and into the surrounding suburban areas as we extend to additional buildings to meet new demand on a success basis. Success-based expansion means that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on required capital. In many of our metro markets, we have high count fiber cables (sometimes as many as 864 fibers per cable) and in some cases multiple spare conduits on our metro fiber routes. On individual segments where our fiber capacity becomes highly utilized, we seek to augment that capacity also on a success basis.
Regional and Long-haul Fiber Networks.    We use our regional fiber networks to provide bandwidth infrastructure services between the metro markets that we serve. Our regional and long-haul networks are most commonly used in the following three scenarios: First, to provide service between on-net buildings that are located in different large markets (for example, Chicago and New York). Second, to connect our on-net buildings in small and mid-sized markets back to major datacenters, wireless switching centers, and carrier hotels in larger markets (for example, between Lima, Ohio and Cleveland, Ohio). Third, occasionally our networks provide service between on-net buildings in two different small or mid-sized markets located on various parts of our regional networks (for example, between Sioux Falls, South Dakota and Alexandria, Minnesota). We seek to continue to add new segments and markets to our regional and long-haul networks on a success basis, supported by a customer contract. We have deployed current generation DWDM technologies across the majority of our regional and long-haul networks, allowing a current maximum scaling to four Terabytes (i.e. 4,000G) of bandwidth and the ability to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional and long-haul networks accordingly.

Fiber-to-the-Tower Networks.    We operate fiber-to-the-tower networks in 73 distinct geographic areas across our footprint, and have FTT projects under construction in eight additional markets. We connect to 4,200 cellular towers and have contracts with multiple national wireless carriers to build out to 1,409 additional towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved speed, scale, performance and service levels relative to legacy copper and microwave networks. Our FTT networks are scalable, which means that we can quickly and easily increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber networks (either metro or regional), which affords us the ability to offer ring-protected mobile infrastructure services. We are increasingly providing dark fiber services on our FTT networks.
Through these fiber networks, we provide service to over 15,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro, and FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:
Datacenters, Carrier Hotels and Central Offices.    These buildings house multiple consumers of bandwidth infrastructure services, serving as telecommunications and content exchange points. Our fiber networks generally connect the most important of these buildings in the markets where we operate. We have over 1,300 of these types of facilities connected to our network.

Single-Tenant, High-Bandwidth Locations.    Generally these are other telecom, media or Internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have 1,818 single-tenant, high-bandwidth locations on-net.

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. We have 4,200 cellular towers on-net, and we are actively constructing fiber to over an additional 1,400. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants.

Enterprise Buildings.    Our network extends to over 9,500 enterprise buildings. This grouping contains a mix of single tenant and multi-tenant enterprise buildings and includes hospitals, corporate datacenters, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.
Our zColo Datacenters
Many of our zColo datacenter facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; and 2001 6th Street in Seattle. zColo also has the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Austin, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Las Vegas, Los Angeles, Memphis, Miami, Nashville, Phoenix, Pittsburgh, Minneapolis, Washington, D.C. and nine additional locations in France. All of our facilities are network-neutral, and have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total more than 265,000 square feet of billable colocation space.

Rights-of-Way
We have the necessary right-of-way agreements and other required rights, including state and federal government authorization, to allow us to maintain and expand our fiber networks that are located on private property and public rights-of-way, including utility poles. When we expand our network, we obtain the necessary construction permits, license agreements, permits and franchise agreements. Certain of these permits, licenses and franchises are for a limited duration. When we need to use private property, our strategy is to obtain rights-of-way under long-term contracts.
Our Segments and Services
We provide two major types of products and services, which form the basis for our operating segments: Physical Infrastructure and Lit Services. Across our segments, we operate individual Strategic Product Groups. Each Strategic Product Group has financial accountability and decision-making authority, which promotes agility in the fast-moving markets we serve. Financial information for each of our operating segments our domestic and foreign operations is contained in Note 17 - Segment Reporting to our consolidated financial statements.
Physical Infrastructure.    Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually two to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power our computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Strategic Product Groups within the Physical Infrastructure segment include:

Zayo Dark Fiber.    Through our Dark Fiber Strategic Product Group, we provide dark fiber and related services on portions of our existing fiber network and/or newly constructed network segments. We provide dark fiber pairs to our customers, who then light the fiber using their own optronic equipment, allowing the customer to manage bandwidth according to their specific business needs. As part of our service offering, we manage and maintain the underlying fiber network for the customer. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building. Customers include carriers and other communication service providers, ISPs, wireless service providers, major media and content companies, large enterprises, large school districts, government institutions, and other entities that have the expertise to operate their own optronics. We market and sell dark fiber-related services under long-term contracts, typically provided for terms between five and twenty years in length. Customers generally pay on a monthly basis for the fiber; however, some customers pay upfront (generally referred to as an IRU). Fiber maintenance (or O&M) services are generally billed on an annual or monthly recurring basis regardless of the timing of the payment for the fiber lease. Recurring payments are fixed, but often include automatic annual price escalators intended to compensate us for inflation.

Zayo Mobile Infrastructure (“MIG”).    Our MIG Strategic Product Group provides two key services: FTT and small cell infrastructure. MIG customers are wireless carriers. Our FTT product consists of fiber-based backhaul from cellular towers to mobile switching centers. This service is generally provided via an Ethernet (in speeds of 50 Mb and above) or dark fiber service, and is used by wireless service providers to enable 3G and 4G mobile voice and data services to their customers. As of June 30, 2014, we had 4,200 cellular towers on-net, and we are actively constructing fiber to over an additional 1,400. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants. MIG’s small cell infrastructure services provide two separate sub-services. The first sub-service is neutral space and power at a small cell location (example: a light pole), similar to a tower provider. Wireless services providers purchase this service to have a physical location on which to mount their small cell antennas. The second sub-service is dark fiber backhaul from the antenna location to a mobile switching center or interim aggregation point (often a tower). Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber or bandwidth consumed and the number of locations served.
Zayo Colocation (“zColo”).    Through our zColo Strategic Product Group, we provide network-neutral colocation and interconnection services in 37 datacenter facilities across 29 markets throughout the United States and France. zColo manages more than 265,000 square feet of billable colocation space within these 37 facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to multiple network providers. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is supported by battery and generator back-up sources. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver bandwidth between separate networks using fiber, Ethernet, and SONET services. We believe our interconnection offering is differentiated by our inter-building dark fiber infrastructure, allowing connectivity between and among multiple suites in major U.S. datacenters, and our Metro Interconnect product, which allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer datacenter customers outsourced technical resources through our “remote hands” product. Customers can vary by facility and include: domestic and foreign carriers, ISPs, cloud services providers, on-line gaming companies, content providers, media companies and other data-centric enterprises. Services are typically provided for terms between one and five years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York, which is one of the most critical carrier hotels in the world, with over 400 domestic and international networks interconnecting within this facility.
Lit Services.    Our Lit Services segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our lit services include wavelength, Ethernet, IP, and SONET services. We target customers who require a minimum of 10G of bandwidth across their networks. Strategic Product Groups within the Lit Services segment include:
Zayo Wavelength Services.    Through our Wavelength Services Strategic Product Group, we provide lit bandwidth infrastructure services to customers by using optical wavelength technology. The service is provided by using DWDM optronic equipment to “multiplex” multiple channels (i.e., wavelengths) of dedicated capacity on a single fiber pair. The wavelength group provides its services in speeds of 1G, 2.5G, 10G, 40G, and 100G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Ethernet Services.    Our Ethernet Services Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology. Ethernet services are offered in metro markets as well as between metro areas (intercity) in point-to-point and multi-point configurations. Unlike data transmission over a dedicated wavelength network, information transmitted over Ethernet is transferred in a packet or frame across the network. The frame enables the data to navigate across a shared infrastructure in order to reach the customer required destination. Services are provided in speeds ranging from 10Mb to 10G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.
Zayo Internet Protocol Services.    The Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits over a shared infrastructure from the customer source to the customer required destination. Information leaving the source is divided into multiple packets and each packet traverses the network utilizing the most efficient path and means available, as determined by a network of IP routers. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10Mb to 100G on a single customer port interface. Customers include regional telecommunications and cable carriers, ISPs, enterprises, educational institutions and content companies. Services are typically provided for terms between one and three years for a fixed recurring monthly fee and in some cases a usage-based and/or an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from the customer location to a public Internet exchange.

Zayo SONET Services.    Our SONET Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54Mb) to OC-192 (10G) of capacity. Customers in this group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. SONET is generally a more legacy product that is gradually being replaced by Ethernet, wavelength and dark fiber services. As a result, the SONET Strategic Product Group generally manages its business to maximize cash generation and deploys minimal growth capital.

Our Operations
Network Management and Operations
Our primary network operating center (“NOC”) is located in Tulsa, Oklahoma and provides 24 hour per day, 365 days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C.; Allentown, Pennsylvania; and Butte, Montana. We continually monitor for and proactively respond to any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.
Information Technology
Our Information Technology systems have been designed and built specifically for the needs of a focused bandwidth infrastructure provider primarily leveraging the salesforce.com platform. This platform was adopted at our inception and has been enhanced over time to integrate all of our acquired companies and increase functionality in every area.
Our current systems’ capability is mature, and we view our application functionality as a competitive advantage in our industry. Our system is differentiated from the typical telecom industry technology solution consisting of separate and loosely integrated sales force automation, customer relationship management, provisioning, mapping, inventory, financial, provisioning and other systems with multiple, sometimes conflicting databases.
We have also developed within our salesforce.com platform a proprietary capability we call Tranzact. Tranzact is a set of tools and processes designed to enhance the speed and simplicity of procuring bandwidth infrastructure services. We believe Tranzact will further increase our competitive advantage in delivering bandwidth infrastructure solutions.
We have a fully implemented business continuity and disaster recovery plan that provides near real-time data access from physically diverse datacenters (Dallas and Washington, D.C.). We further protect our data with off-site data storage practices.
Our Sales and Marketing Organization
Our business primarily engages in direct sales through our sales organization, consisting of over 120 sales representatives as of June 30, 2014. Each of these sales representatives is responsible for meeting a monthly bookings quota. The sales organization sells services across all our Strategic Product Groups. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.
The sales organization is organized into five direct sales channels that generally align around both region and customer (four direct outside sales channels and one direct inside sales channel). Each of these channels maintains dedicated sales and solutions engineering support resources. Two of the direct outside sales channels focus on target customers principally located in the eastern and western geographic regions of the United States, primarily supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, media and financial sectors. A third direct outside sales channel focuses on similar European-based customers given geographic location. The fourth direct outside channel focuses exclusively on national wireline and wireless carriers across all geographies. In addition to the four direct outside channels, there is a direct inside channel team that performs inside sales across all geographies.

In addition to the five direct channels discussed above, an indirect sales channel manages our channel partner program with various high value telecom sales agents. Finally, we have developed a group of sales overlay teams to focus on leveraging our infrastructure assets for the benefit of specific industry verticals and geographies.
Our direct salesforce is compensated through a unique system relative to typical industry practices. While salespeople receive a salary, the majority of their compensation is based on commission, which in turn is based upon the NPV of the contracted services sold. We believe that this compensation system best aligns the interests of our salespeople, management and our stockholders. It also is an example of the financial philosophy and culture that we have developed since our inception.
Separate from the sales groups, we have a corporate marketing group that is responsible for our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management teams that are organized into the eight Strategic Product Groups.
Our Customers
Our customers generally have a significant and growing need for the bandwidth infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology entities. Our largest single customer accounted for approximately 7% of our revenue during the year ended June 30, 2014, and total revenues from our top ten customers accounted for approximately 30% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital, and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual services with us, each of which has its own service detail and term.
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
Our Business Strategy
In pursuit of our mission, our Business Strategy includes the following key elements:

Focus on Bandwidth Infrastructure.    We expect that bandwidth needs for mobile applications, cloud-based computing, and machine-to-machine connectivity will continue to grow with the continued adoption of bandwidth-intensive devices, as well as the escalating demand for Internet-delivered video. We focus on providing high-bandwidth infrastructure solutions, which we believe are essential in the consumption and delivery of bandwidth-intensive applications and services by enterprise customers and communications service providers. We believe our disciplined approach to providing these critical services to our targeted customers enables us to offer a high level of customer service, while at the same time being responsive to changes in the marketplace.

Target Large Consumers of Bandwidth.    Our asset base and product suite are geared for large consumers of bandwidth with high connectivity requirements. The majority of our customers require more than 10G of bandwidth; many of our customers require multiple terabytes of bandwidth. Our revenue base is generally characterized by customers with a high bandwidth spend, consisting of a large number of individual services and increasing bandwidth infrastructure service demand. Tailoring our operations around these products, services and customers allows us to operate efficiently and meet these large consumers’ requirements for mission-critical infrastructure.
Leverage Our Extensive Asset Base by Selling Services on Our Network.    Targeting our sales efforts on services that utilize our existing fiber networks and datacenters enables us to limit our reliance on third-party service providers. We believe this in turn produces high incremental margins, which helps us expand consolidated margins, achieve attractive returns on the capital we invest, and realize significant levered free cash flow. We also believe this enables us to provide our customers with a superior level of customer service due to the relative ease in responding to customer service inquiries over one contiguous fiber network. Our existing networks enable us to sell additional bandwidth to our existing customers as their capacity needs grow.

Continue to Expand Our Infrastructure Assets.    Our ability to rapidly add network capacity to meet the growing requirements of our customers is an important component of our value proposition. We will continue to seek opportunities to expand our network footprint where supporting customer contracts provide an attractive return on our investment. The expansion of our network footprint also provides the ancillary benefit of bringing other potential customer locations within reach. We design our networks with additional capacity so that increasing bandwidth capacity can be deployed economically and efficiently. A significant portion of our capital expenditures are success-based.

Leverage Our Existing Relationships and Assets to Innovate.    We believe we possess a unique set of assets and management systems designed to deliver customer solutions tailored to specific trends we observe in the marketplace. Our high-energy, entrepreneurial culture fosters employee innovation on an ongoing basis in response to specific customer requirements. Furthermore, we plan to continue to commit capital to new lines of infrastructure businesses that leverage our existing assets. For example, we are expanding into small cell infrastructure services provided to wireless services providers. These services entail us providing dark fiber and related services from a small cell location back to a mobile switching center. We provide the fiber-based transport over our existing and/or newly constructed fiber networks. In addition, we provide network-neutral space and power for wireless service providers to co-locate their small cell antennas and ancillary equipment.

Intelligently Expand Through Acquisitions.    We have made 32 acquisitions to date for an aggregate purchase price, net of cash, of $3.9 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base. We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity to create value through the realization of cost synergies.
Our Competitive Strengths
We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets we serve:

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional, and long-haul fiber assets would be difficult given the significant capital, time, permitting, and expertise required. Our fiber spans over 81,000 route miles and 6,000,000 fiber miles (representing an average of 74 fibers per route), serves 319 geographic markets in the United States and Europe, and connects to 15,764 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions, which we believe provides us with a sustainable competitive advantage in these markets, and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe that the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower, and dark fiber customers, choose our services due to the quality and reach of our network, and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 37 datacenter facilities, which are located in eight of the most important carrier hotels in the U.S. and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2012 through June 30, 2014, exclusive of acquisitions and stimulus grant reimbursements, we have invested $693 million of capital in our networks, including expansion and maintenance expenditures.

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption combined with our focused execution have allowed us to achieve this consistent growth. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to twenty years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our services can be high, particularly for the services within our Physical Infrastructure segment, given the criticality of our services and the potential cost and disruption. We believe that increasing bandwidth needs combined with the mission-critical nature of our services provided under multi-year contracts create strong revenue growth, visibility, and durability, which support our decision-making abilities and financial stability.

Customer Service and Ability to Innovate for Our Customers.    Our sales and product professionals work closely with potential and existing customers to design tailored high-bandwidth connectivity solutions across our eight Strategic Product Groups to meet specific, varying, and evolving customer needs. We are focused on delivering high-quality, reliable service to our customers. We achieve this by leveraging our contiguous network to expand with our customers as they seek to build scale, coverage, and/or performance. Additionally, our focus on serving the largest and most sophisticated users of bandwidth keeps our sales, engineering, and service organizations attuned to the latest technologies, architectures, and solutions that our customers may seek to implement. We believe our willingness to innovate for our customers and our dedication to customer service help establish our position as an important infrastructure supplier and allow us to attract new customers and businesses, sell an increasing amount of services to our existing customers, and reduce customer turnover.
Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to serve the largest users of bandwidth, we have completed and integrated 32 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our eight Strategic Product Groups. Our entire network, sales and churn activity, installation pipeline, NPV commission plans, and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. We believe this approach allows for the integration of additional network assets whether through new builds or acquisitions. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that our stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial, and operational perspective.
Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans use an NPV-based approach with the goal of encouraging the proper behavior within our sales force, and our eight Strategic Product Groups are held to group level equity IRR targets set by management. Additionally, to align individual behaviors with stockholder objectives, equity compensation is used throughout the Company, and our compensation plans include a larger equity component than we believe is standard in our industry. In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance stockholder returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers, and our stockholders. Finally, our owners’ manual, mission, and investor transparency all serve to enhance cultural alignment across the Company and our stockholders.
Experienced Management with Unique Leadership Approach.    We have assembled an experienced management team that we believe is well-qualified to lead our company and execute our strategy. Our management team has substantial industry experience in managing and designing fiber networks and network-neutral colocation and interconnection facilities and in selling and marketing bandwidth infrastructure services. In addition, our management team has significant experience in acquiring and integrating bandwidth infrastructure and assets. Our management team is a cohesive unit with a common history that in many cases precedes the Company’s founding. We also believe that our approach to leadership - operationally, financially, culturally - is unique in our industry and differentiates us from our competitors.
Our Competition
Physical Infrastructure Services
Given the requirement to own the underlying bandwidth infrastructure assets (e.g., fiber networks and datacenter facilities) in order to provide physical infrastructure services, the competitive environment tends to be less intensive for these products and the barriers to entry high. The degree of competition and actual competitive parties do vary by physical infrastructure sub-service and by individual market and fiber route. The competitive situation by service is described as follows:
Dark Fiber.    Competition in dark fiber services tends to be less intense than for lit bandwidth infrastructure services primarily because a provider must predominantly own and operate a high count fiber network covering a substantial portion of the geographical demand in order to compete for a customer’s business. The uniqueness, density and depth (i.e, high fiber count) of our metro, regional, and long-haul fiber networks is therefore a key differentiating factor. In addition, given that providing dark fiber services often includes some degree of network expansion, dark fiber providers must also have internal project management expertise and access to capital to execute on the expansion aspect of the business. Due to the custom nature of most dark fiber opportunities, many larger lit bandwidth infrastructure providers do not actively market dark fiber as a product, even if they own fiber networks in the desired geographies. As a result, competition is often more limited in the dark fiber services market and highly dependent on the local

(even sub-market) supply and demand environment. Given this dynamic and the generally longer contractual term of dark fiber services, dark fiber pricing tends to be more inflationary in nature.
Specific dark fiber competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have sufficient fiber in place in the desired area or route. These competitors tend to fall into two categories: first, privately owned regional bandwidth infrastructure providers with a similar degree of focus (e.g., Fibertech, Lightower, and Sunesys) and second, single market dark fiber providers with market and fiber construction expertise (e.g., DQE Communications and Edison Carrier Solutions).
Mobile Infrastructure.    Competition in mobile infrastructure services tends to mirror dark fiber services because of the need to own and operate an expansive and deep metro fiber network in order to compete. Given the frequent need to expand upon an existing fiber footprint in order to access additional cell towers and small cell locations, project management expertise and access to capital is also a key competitive factor. One additional criteria is that wireless carriers prefer to work with a more finite group of mobile infrastructure providers on either a metro or regional geographic basis. As a result, the competitive group tends to match that of dark fiber services, with the addition of two competitive groups. First, local cable providers and ILECs who will often break from their retail and small enterprise core focus to compete for FTT business, often as a result of legacy copper or coaxial-based services provided to these towers. Second, microwave backhaul providers who focus on more remote or rural towers that have lesser bandwidth needs that they can serve with less capital-intensive (and less bandwidth-capable) microwave solutions at a lower total cost. Examples of these additional mobile infrastructure competitors are Comcast, Time Warner Cable, CenturyLink, PEG Bandwidth, Conterra and TTMI.
Colocation.    The market for our colocation and interconnection services is very competitive. We compete based on price, quality of service, network-neutrality, breadth of network connectivity options, type and quantity of customers in our datacenters, and location. We compete against both large, public colocation providers who have significant enterprise values, and privately-held, well-funded companies. Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase datacenter space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate globally and are able to attract a customer base that values and requires global reach and scale.
These focused interconnection and colocation service providers include: Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (a Verizon Communications, Inc. subsidiary), Coresite, Savvis, Inc. (a CenturyLink, Inc. subsidiary), and Cologix. These companies offer similar services and operate in similar markets to us.
Lit Services
We believe that some of the key factors that influence our customers’ selection of us as their lit services provider are our ability to provide an on-net service that utilizes our fiber network on an end-to-end basis, the ability to more quickly implement a complex custom solution to meet customers’ needs, the price of the service provided, and the ongoing customer service provided.
Generally, price competition varies depending on the size and location of the market. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber in place. Typically, these competitors are large, well-capitalized ILECs, such as AT&T Inc., CenturyLink, Inc., and Verizon Communications Inc., or are publicly traded communications service providers that provide bandwidth infrastructure, such as Level 3 Communications, Inc. or tw telecom, Inc. In certain geographies, privately-held companies can also offer comparable fiber-based solutions. Examples include: Fibertech, Lightower, and Southern Light. On occasion, the price for high-bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue where our competitors have comparable existing fiber networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital.
Other
We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through CII members’ equity contributions, debt issuances, and cash provided by operating activities.
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
Legal Proceedings
In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters, and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of any such pending litigation matters will not have a material adverse effect upon our results of operations, our consolidated financial condition, or our liquidity.

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
Risks Related to our Business
We have consistently generated net losses since our inception and expect such losses to continue for at least several years.
We have consistently generated net losses since our inception and expect such losses to continue for at least several years. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2014, we had depreciation and amortization expense of $336.4 million, stock-based compensation expense of $253.4 million, and interest expense of $203.5 million. At June 30, 2014, we had $3,265.4 million of total debt (including capital lease obligations). We cannot assure you that we will generate net income in the future.
Since our inception, we have used more cash than we have generated from operations, and we may continue to do so.
Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. Our investing activities have consisted principally of the acquisition of businesses as well as material additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions and debt issuances.
We intend to continue to invest in expanding our fiber network and our business and pursuing acquisitions that we believe provide an attractive return on our capital. These investments may continue to exceed the amount of capital available from operations after debt service requirements. To the extent that our investments exceed our cash flow from operations, we plan to rely on potential future debt or equity issuances, which could increase interest expense, as well as cash on hand and borrowings under our revolving credit facility. We cannot assure you, however, that we will be able to obtain or continue to have access to sufficient capital to successfully grow our business.
We are highly dependent on our management team and other key employees.
We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of the executive management team except for Mr. Caruso is bound by an employment agreement with us. If we lost members of our management team or other key employees, it would likely have a material adverse effect on our business.
Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations, and cash flows.
Our largest single customer accounted for approximately 7% of our revenue during Fiscal 2014, and total revenues from our top ten customers accounted for approximately 30% of our revenue during Fiscal 2014. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.
We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges.

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
We intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large or in new geographic areas where we do not currently operate. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. We may engage in large acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.
We may incur additional debt or issue additional equity to assist in the funding of these potential transactions, which may increase our leverage and/or dilute your interest as a stockholder. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition;

•	loss of key employees and salespeople of the acquired business;

•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;

•	discovery that the financial statements we relied on to buy a business were incorrect;

•	expenses associated with the integration of the operations of the acquired business;

•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;

•	finding that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and

•	recognizing that the internal controls of the acquired business were inadequate.
We are growing rapidly and may not maintain or efficiently manage our growth.
We have rapidly grown our company through acquisitions of companies and assets as well as expansion of our own network and the acquisition of new customers through our own sales efforts. We also intend to continue to grow our company, including through acquisitions, some of which may be large. Customers can be reluctant to switch providers of bandwidth services because it can involve substantial expense and technical difficulty. That can make it harder for us to acquire new customers through our own sales efforts. Our expansion may place strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop, and retain an effective sales force and other qualified personnel;

•	maintain the quality of our operations and our service offerings;

•	attract customers to switch from their current providers to us in spite of the costs associated with switching providers;

•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and

•	expand our operational information systems in order to support our growth, including integrating new customers without disruption.
Service level agreements in our customer agreements could subject us to liability or the loss of revenue.
Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue. In Fiscal 2014, lost revenue from failure to meet service level guarantees was approximately $924,000. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions.
Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	power loss;

•	improper building maintenance by the landlords of the buildings in which our datacenters are located;

•	physical or electronic security breaches;

•	fire, earthquake, hurricane, flood, and other natural disasters;

•	water damage;

•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.
Problems within our network or our datacenters, whether within our control or the control of our landlords or other third-party providers, could result in service interruptions or equipment damage. In the past, we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. Given the service level agreement obligations we typically have in our customer contracts, such disruptions could result in customer credits; however, we cannot assume that our customers will accept these credits as compensation in the future, and we may face additional liability.
We use franchises, licenses, permits, rights-of-way, conduit leases, fiber agreements, and property leases, which could be canceled or not renewed.
We must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our networks. In order to operate our networks, we must also maintain fiber leases and IRU agreements that we have with public and private entities. There is no assurance that we will be able to renew those fiber routes on favorable terms, or at all. If we are unable to renew those fiber routes on favorable terms, we may face increased costs or reduced revenues.
In order to expand our network to new locations, we often need to obtain additional rights-of-way, franchises, and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities.
If we lose or are unable to renew key real property leases where we have located our POPs, it could adversely affect our services and increase our costs, as we would be required to restructure our network and move our POPs.
We are required to maintain, repair, upgrade, and replace our network and our facilities, the cost of which could materially impact our results and our failure to do so could irreparably harm our business.
Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires management time and capital expenditures. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation in the level of service that we provide to our customers. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software. Our failure to maintain or properly operate this can lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers, early termination of contracts, and damage our reputation.

Our debt level could negatively impact our financial condition, results of operations, cash flows, and business prospects and could prevent us from fulfilling our obligations under our outstanding indebtedness. In the future, we may incur substantially more indebtedness, which could further increase the risks associated with our leverage.
As of June 30, 2014, our total debt (including capital lease obligations) was $3,265.4 million, primarily consisting of our $750.0 million of 8.125% Senior Secured Notes due 2020 (the “Senior Secured Notes”) and $500.0 million of 10.125% Senior Unsecured Notes due 2020 (together with the Senior Secured Notes, the “Notes”), our $1,990.1 million senior secured term loan facility (the “Term Loan Facility”) and $25.3 million in capital lease obligations. In addition, we have a $250.0 million senior secured revolving credit facility (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facilities”), of which $250.0 million was available at such date. Subject to the limitations set forth in the indentures (the “Indentures”)

governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), we may incur additional indebtedness (including additional first lien obligations) in the future.
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

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate and other activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions;

•	placing us at a competitive disadvantage relative to less leveraged competitors; and

•	preventing us from raising the funds necessary to repurchase our Notes upon the occurrence of certain changes of control, which would constitute a default under the Indentures.
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
If we are unable to meet our debt service obligations, we would be in default under the terms of the Indentures and the Credit Agreement, permitting acceleration of the amounts due on the Notes and under the Credit Agreement and eliminating our ability to draw on the Revolver. If the amounts outstanding under the Credit Facilities, the Notes, or other future indebtedness were to be accelerated, we could be forced to file for bankruptcy.
Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.
The Indentures and the Credit Facilities each contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to, among other things:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions with respect to any equity interests or make certain investments or other restricted payments;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	incur restrictions on the ability of its restricted subsidiaries to pay dividends or make other payments to it;

•	consolidate or merge with or into other companies or transfer all, or substantially all, of its assets;

•	engage in transactions with affiliates;

•	engage in business other than telecommunications; and

•	enter into sale and leaseback transactions.
As a result of these covenants, we are limited in the manner in which we may conduct our business, and as a result we may be unable to engage in favorable business activities or finance future operations or capital needs. The ability to comply with some of the covenants and restrictions contained in the Credit Agreement and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios, or tests in the Credit Agreement, the Indentures, or any future indebtedness could result in an event of default under the Credit Facilities, the Indentures or our future indebtedness.
In addition, the Credit Facilities require us to comply with specified financial ratios, including ratios regarding total leverage, secured leverage and fixed charge coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in the Credit Agreement, in any future credit agreement or the Indentures or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate the ability to borrow under the Revolver. If the amounts outstanding under the Credit Facilities, the Notes or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed, including the Notes. In such a situation, we could be forced to file for bankruptcy.
Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.
We provide telecommunication and other services in multiple jurisdictions across the United States and Europe and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes would be adverse to us. In addition, we may become subject to income tax audits by many tax jurisdictions throughout the world. It is possible that certain tax positions taken by us could result in tax liabilities for us. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.
We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.
At June 30, 2014, we had approximately $1,073.9 million of federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.
Furthermore, transactions that we enter into, as well as transactions by existing or future 5% stockholders that we do not participate in, could cause us to incur an “ownership change,” which could prevent us from fully utilizing our NOLs to reduce our federal income taxes. These limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.
We may be subject to interest rate risk and increasing interest rates may increase our interest expense.
Borrowings under each of the Credit Facilities bear, and our future indebtedness may bear, interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
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
We may as part of our expansion strategy increase our exposure to international investments and operations.
Our international operations are subject to the laws and regulations of the U.S. and many foreign countries, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.
We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs.
The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We are in the process of creating and implementing a program for compliance with anti-bribery laws. Because our anti-bribery internal control policies and procedures have been recently implemented, we may have increased exposure to reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.
Our international operations expose us to currency risk.
We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected.

We may be vulnerable to security breaches that could disrupt our operations and adversely affect our business and operations.
Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and operational results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect the our business.
Risks Related to Our Industry
We could face increased competition from companies in the telecommunications and media industries that currently do not focus on bandwidth infrastructure.
Many of our competitors in the bandwidth infrastructure space are other focused bandwidth infrastructure providers that operate on a regional or local basis. In some cases we also compete with communications service providers who also own certain infrastructure assets and make them available to customers as an infrastructure service. These communication service providers include ILECs, such as AT&T and Verizon, and cable television companies, such as Comcast.

Some of these competitors have greater financial, managerial, sales and marketing, and research and development resources than we do and are able to promote their brands with significantly larger budgets. Most of them are also our customers. If ILECs and cable television companies focus on providing bandwidth infrastructure, it could have a material adverse effect on us. A few of these competitors also have significant fiber assets that they principally employ in the provision of their communications services. If any of these competitors with greater resources and/or significant fiber assets chose to focus those resources on bandwidth infrastructure, our ability to compete in the bandwidth infrastructure industry could be negatively impacted. To the extent that communication service providers, cable television companies, and other media companies choose to distribute their content over their own networks, that could reduce demand for our services. Additionally, significant new entrants into the bandwidth services industry would increase supply, which could cause prices for our services to decline.
Consolidation among companies in the telecommunications and cable television industries could further strengthen our competitors and adversely impact our business.
The telecommunications and cable television industries are intensely competitive and continue to undergo significant consolidation. There are many reasons for consolidation in these industries, including the desire for communications and cable television companies to acquire network assets in regions where they currently have no or insufficient amounts of owned network infrastructure. The consolidation within the industry may cause customers to disconnect services to move them to their own networks, or consolidate buying with other bandwidth infrastructure providers. Additionally, consolidation in the industry could further strengthen our competitors, give them greater financial resources and geographic reach, and allow them to put additional pressure on prices for bandwidth infrastructure services.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.
Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC and other domestic and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.
Unfavorable general global economic conditions could negatively impact our operating results and financial condition.
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
Disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms or at all.
Disruptions in the financial markets could impact our ability to obtain debt or equity financing, or lines of credit, in the future as well as impact our ability to refinance our existing indebtedness on reasonable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations.
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
The ongoing threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. Terrorist activity could damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain customers, raise capital, and operate and maintain our network access points. We are particularly vulnerable to acts of terrorism because of our large datacenter presence in New York. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fires, or similar events that could affect our headquarters, other offices, our network, infrastructure, or equipment, all of which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2014, we own or lease approximately 81,000 fiber route miles or 6,000,000 fiber miles. We provide colocation and connectivity services utilizing our own data centers located within major carrier hotels and other strategic buildings in 37 locations throughout the United States. We do not own the buildings where we provide our colocation and connectivity services; however, the zColo group managed approximately 265,000 square feet of billable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.
We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters located at 1805 29th Street, Suite 2050, Boulder, Colorado is approximately 30,000 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet. Each of the Company’s business units utilize these facilities. The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

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
The following tables present selected historical consolidated financial information for Zayo Group, LLC for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group, LLC as of and for the years ended June 30, 2014, 2013, 2012, 2011 and 2010 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

		Year Ended June 30,
	2014	2013	2012	2011	2010
		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,106,910	$988,085	$382,043	$287,235	$199,330
Operating costs and expenses
Operating costs, excluding depreciation and amortization	141,525	136,595	82,581	71,528	62,688
Selling, general and administrative expenses, excluding stock-based compensation expenses	317,865	312,982	111,695	89,846	65,911
Stock-based compensation	253,361	105,048	26,253	24,310	18,168
Selling, general and administrative expenses	571,226	418,030	137,948	114,156	84,079
Depreciation and amortization	336,407	322,680	84,961	60,463	38,738
Total operating costs and expenses	1,049,158	877,305	305,490	246,147	185,505
Operating income	57,752	110,780	76,553	41,088	13,825
Other expenses
Interest expense	(203,508)	(202,464)	(50,720)	(33,414)	(18,692)
Impairment of cost method investment	—	—	(2,248)	—	—
Other income/(expense), net	5,039	326	123	(126)	1,526
Loss on extinguishment of debt	(1,911)	(77,253)	—	—	(5,881)
Total other expense, net	(200,380)	(279,391)	(52,845)	(33,540)	(23,047)
(Loss)/earnings from continuing operations before income taxes	(142,628)	(168,611)	23,708	7,548	(9,222)
Provision/(benefit) for income taxes	37,849	(24,046)	29,557	12,542	4,823
Loss from continuing operations	(180,477)	(144,565)	(5,849)	(4,994)	(14,045)
Earnings from discontinued operations, net of income taxes	—	1,808	—	899	5,425
Net loss	$(180,477)	$(142,757)	$(5,849)	$(4,095)	$(8,620)

	Zayo Group, LLC (Historical) Year Ended June 30,
	2014	2013	2012	2011	2010
		(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	292,614	$88,148	$150,693	$25,394	$87,864
Property and equipment, net	2,808,309	2,411,220	754,738	518,513	297,889
Total assets	$5,004,587	4,127,891	1,371,781	790,421	558,492
Long-term debt and capital lease obligations, including current portion	3,265,394	2,843,872	701,339	365,588	259,786
Total members' equity	372,591	533,433	365,849	228,264	204,055
Selected cash flow data
Net cash flows provided by operating activities	$560,297	$393,321	$167,630	$97,054	$58,200
Purchases of property and equipment, net of stimulus grants	(360,757)	(323,201)	(124,137)	(112,524)	(58,751)
Acquisitions	(393,341)	(2,843,137)	(351,273)	(183,666)	(96,571)
Proceeds from principal payments received on related party loans	—	10,396	—	—	—
Other	—	—	—	28	—
Net cash flows used in investing activities	$(754,098)	$(2,795,942)	$(475,410)	$(296,162)	$(155,322)
Net cash flows provided by financing activities	$397,249	$2,334,041	$433,079	$134,190	$135,446
Other Financial Data:
Adjusted EBITDA(1), from continuing operations	$652,329	$552,982	$194,520	$126,600	$73,556
Reconciliation of Adjusted EBITDA:
Net loss	$(180,477)	$(142,757)	$(5,849)	$(4,095)	$(8,620)
Earnings from discontinued operations, net of income taxes	—	(1,808)	—	(899)	(5,425)
Net loss from continuing operations	(180,477)	(144,565)	(5,849)	(4,994)	(14,045)
Add back non-adjusted EBITDA items included in loss from continuing operations:
Depreciation and amortization	336,407	322,680	84,961	60,463	38,738
Interest expense	203,508	202,464	50,720	33,414	18,692
Provision/(benefit) for income taxes	37,849	(24,046)	29,557	12,542	4,823
Stock-based compensation	253,361	105,048	26,253	24,310	18,168
Loss on extinguishment of debt	1,911	77,253	—	—	5,881
Impairment on cost method investment	—	—	2,248	—	—
Foreign exchange gain	(4,725)	(56)	—	—	—
Transaction costs	4,495	14,204	6,630	865	1,299
Adjusted EBITDA, from continuing operations	$652,329	$552,982	$194,520	$126,600	$73,556

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
Overview
Introduction
We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of June 30, 2014, we had more than $4.6 billion in revenue under contract with a weighted average remaining contract term of approximately 43 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which is in turn wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2012 as "Fiscal 2012," the fiscal year ended June 30, 2013 as “Fiscal 2013,” and the fiscal year ended June 30, 2014 as “Fiscal 2014.”

Our Segments
We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of June 30, 2014, we have two reportable segments as described below:

Physical Infrastructure.    Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually two to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in our Physical Infrastructure segment generally range from three to twenty years.

Lit Services.    Our Lit Services segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our lit services include wavelength, Ethernet, IP, and SONET services. We target customers who require a minimum of 10G of bandwidth across their networks. The contract terms in this segment typically range from two to five years.

Factors Affecting Our Results of Operations
Business Acquisitions
We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 32 acquisitions to date.
As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.
Significant Acquisitions
AboveNet, Inc. (“AboveNet”)
On July 2, 2012, we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,212.5 million in cash, net of $139.1 million of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.
AboveNet was a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet’s commercial strategy was consistent with ours, which was to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high-bandwidth demands. AboveNet provided physical infrastructure and lit services over its dense metropolitan, regional, national, and international fiber networks. It also operated a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S. and Europe. Its product set was highly aligned with our own, consisting primarily of dark fiber, wavelengths, Ethernet, IP, and colocation services. AboveNet had also built a very strong base of business with enterprise clients, particularly within the financial services sector.
The acquisition of AboveNet added approximately 20,600 new route miles and approximately 2,500,000 fiber miles to our network and added connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which housed some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contained 432, and in some cases 864, fiber strands in each cable. This high fiber count allowed AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks served 17 markets in the U.S., with strong network footprints in a number of the largest metro markets, including Boston, Chicago, Los Angeles, New York, Philadelphia, San Francisco, Seattle, and Washington, D.C. It also served four metro markets in Europe: London, Amsterdam, Frankfurt, and Paris. These locations also included many private datacenters and hub locations that were important for AboveNet’s customers. AboveNet used under-sea capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.
The results of the acquired AboveNet business are included in our operating results beginning July 2, 2012.
360networks Holdings (USA) Inc. (“360networks”)
On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase consideration of approximately $317.9 million, net of approximately $0.7 million in cash acquired and net of an assumed working capital deficiency of approximately $26.4 million.
The acquired 360networks business operated approximately 19,800 route miles of intercity and metropolitan fiber network across 21 states and British Columbia. 360networks’ intercity network interconnected over 70 markets across the central and western United States. In addition to its intercity network, 360networks operated over 800 route miles of metropolitan fiber networks across 25 markets, including Seattle, Denver, Colorado Springs, Omaha, Sacramento, and Salt Lake City.
The results of the acquired 360networks business are included in our operating results beginning December 1, 2011.
Geo Networks Limited (“Geo”)
On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174 million ($292.3 million), net of approximately £8.2 million ($13.7 million) in cash acquired, was paid with a combination of cash on hand and available funds drawn on our $250 million revolving credit facility.
Geo owns and operates a high capacity fiber network in the United Kingdom, providing dark fiber and co-location services to a variety of high-bandwidth sectors including media companies, service providers, financial services, datacenters, and gaming organizations. The acquisition added over 2,100 route miles to our European network and additional connectivity to 587 on-net buildings.
The results of the acquired Geo business are included in our operating results beginning May 16, 2014.

Summary of Business Acquisitions
The table below summarizes the dates and purchase prices (which are net of cash acquired and includes assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2014.

Acquisition	Date	Acquisition Cost
		(in thousands)
Memphis Networx	July 31, 2007	$9,173
PPL Telecom	August 24, 2007	46,301
Indiana Fiber Works	September 28, 2007	22,601
Onvoy	November 7, 2007	69,962
Voicepipe	November 7, 2007	2,800
Citynet Fiber Networks	February 15, 2008	99,238
Northwest Telephone	May 30, 2008	5,181
CenturyTel Tri-State Markets	July 22, 2008	2,700
Columbia Fiber Solutions	September 30, 2008	12,091
CityNet Holdings Assets	September 30, 2008	3,350
Adesta Assets	September 30, 2008	6,430
Northwest Telephone California	May 26, 2009	15
FiberNet	September 9, 2009	96,571
AGL Networks	July 1, 2010	73,666
Dolphini Assets	September 20, 2010	235
American Fiber Systems	October 1, 2010	114,141
360networks	December 1, 2011	317,891
MarquisNet	December 31, 2011	13,581
Arialink	May 1, 2012	17,129
AboveNet	July 2, 2012	2,210,043
FiberGate	August 31, 2012	118,335
USCarrier	October 1, 2012	16,092
FTS	December 14, 2012	109,700
Litecast	December 31, 2012	22,160
Core NAP	May 31, 2013	7,080
Corelink	August 1, 2013	16,128
Access	October 1, 2013	40,068
FiberLink	October 2, 2013	43,137
CoreXchange	March 4, 2014	17,503
Geo	May 16, 2014	292,332
Less portion of acquisition costs spun off to OVS, ZEN and ZPS		(89,165)
Total		$3,716,469

We completed each of the acquisitions described above, with the exception of Voicepipe and Corelink, with cash raised     through combinations of equity issuances and the incurrence of debt. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units, and we acquired Corelink with a combination of cash and CII preferred units.
During Fiscal 2013, the results of the operations of ZPS are presented in a single caption entitled, "Earnings from discontinued operations, net of income taxes" on our consolidated statements of operations. All discussions contained in this "Management's Discussion & Analysis of Financial Conditions and Results of Operations" relate only to our results of operations from continuing operations.
Recently Closed Acquisitions
On July 1, 2014, we acquired a 96% equity interest in Neo Telecoms (“Neo”), a Paris-based bandwidth infrastructure company, for a purchase price of €57.2 million ($79.3 million based on the foreign currency exchange rate on that date). The purchase price was funded with cash on hand available from the proceeds of the Sixth Amendment to our Term Loan Facility. The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France will be integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are not included in our operating results presented herein, as the acquisition closed July 1, 2014.
On July 1, 2014, we acquired Colo Facilities Atlanta (“AtlantaNAP”), a data center and managed services provider in Atlanta, for a purchase price of $52.5 million. The purchase price was paid with cash on hand. The acquisition of AtlantaNAP added approximately 72,000 square feet of total data center space, including 42,000 square feet of conditioned colocation space.
The results of the acquired AtlantaNAP business are not included in our operating results presented herein, as the acquisition closed July 1, 2014.

Debt and Equity Financing
We had total indebtedness (excluding capital lease obligations) of $3,240.1 million and $2,830.7 million as of June 30, 2014 and 2013, respectively. As of June 30, 2014, our indebtedness consisted of $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”), $500.0 million of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes,” and together with the Senior Secured Notes, the “Notes”), and a $1,990.1 million senior secured term loan facility (the “Term Loan Facility”). The interest rate on the Term Loan Facility is floating based on LIBOR (subject to a floor of 1.0%) plus the applicable margin and was 4.00% and 4.50% as of June 30, 2014 and 2013, respectively. We also have a $250 million senior secured revolving credit facility (the “Revolver”), which was undrawn as of June 30, 2014. On May 16, 2014, we entered into a Sixth Amendment (the “Sixth Amendment”) to the credit agreement governing the Term Loan Facility and Revolver (the “Credit Agreement”). The Sixth Amendment increased the Company’s Term Loan Facility by $275.0 million. The $275.0 million add-on was priced at 99.5%. No other terms of the Credit Agreement were amended.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreement, which began June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. As of June 30, 2014, the estimated fair value of the interest rate swaps was a liability of $2.0 million.

Substantial Capital Expenditures
During Fiscal 2014, 2013, and 2012, we invested, net of stimulus grant reimbursements, $360.8 million, $323.2 million, and $124.1 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods. During Fiscal 2013 and 2012, we received a total of $9.3 million and $22.8 million, respectively, in grant money from the National Telecommunications and Information Administration’s Broadband Technology Opportunities Program (“BTOP”) for reimbursement of property and equipment expenditures. We did not receive any grant money during the year ended June 30, 2014. The BTOP program is intended to support the deployment of broadband infrastructure, encourage sustainable adoption of broadband service, and develop and maintain a nationwide public map of broadband service capability and availability, under which recipients are required to comply with certain operational and reporting requirements as it relates to these broadband infrastructure assets. The Company has accounted for these funds as a reduction of the cost of its fiber optic network.

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
Approximately 95% of revenue is billed in advance on a fixed-rate basis. The remainder of revenue is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to down payments or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms. If the upfront payment made by a customer provides no benefit to the customer beyond the contract term, the upfront charge is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship.
Revenue attributable to leases of dark fiber pursuant to IRUs are accounted for in the same manner as the accounting treatment for sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years).
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

Stock-Based Compensation
We account for our stock-based compensation in accordance with the provisions of ASC 718-Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement. The CII common units granted to employees were considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. As such, we accounted for these awards as a liability and re-measured the liability to its fair value at each reporting date until the date of settlement, which requires the use of significant judgments and estimates. At each reporting period, we adjust the value of the vested portion of our liability awards to their fair value. The preferred units of CII granted to certain employees and directors were considered to be stock-based compensation with terms that required the awards to be classified as equity. As such, we accounted for these awards as equity, which required us to determine the fair value of the award on the grant date and amortize the related expense over the vesting period of the award.
We used a third party valuation firm to assist in the valuation of the CII common units at each reporting period and the CII preferred units when granted. In developing a value for these units, a two-step valuation approach was used. In the first step, we estimated the value of our equity through an analysis of valuations associated with various future potential liquidity scenarios. The second step involved allocating these values across our capital structure. The valuation was conducted in consideration of the guidance provided in the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and with adherence to the Uniform Standards of Professional Appraisal Practice set forth by the Appraisal Foundation.
We allocate value to each class of stock using the Probability Weighted Expected Return Method (“PWERM”). The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. The potential scenarios that we considered within the PWERM framework were remaining a private company with the same ownership, a sale or merger, and an initial public offering (“IPO”). The PWERM utilizes a variety of assumptions regarding the likelihood of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield.
We more heavily weighted the valuation estimate associated with an IPO as compared to remaining a private entity with the same ownership, with the least weight applied to the company sale assumption.
Within the PWERM framework, management also considered various liquidation possibilities, including an IPO and a sale or merger. In each of these scenarios, a distribution is established around the estimated exit dates and valuations of each scenario. Future valuation figures are based upon corresponding market data for comparable companies in comparable scenarios. These include publicly-traded valuation statistics and acquisition valuation statistics for comparable companies in the IPO scenario and sale/merger scenario, respectively. Valuation statistics are combined with expectations regarding our future economic performance to produce future valuation estimates. Estimates are then discounted to the present using our estimated cost of equity as the discount rate.
In the scenario where the Company remains private, or status quo scenario, we estimated our total equity value using a discounted cash flow approach, which involved developing a projected free cash flow, estimating an appropriate risk adjusted present value discount rate, calculating the present value of our projected free cash flows, and calculating a terminal value. There were several inputs that were required to develop an estimate of the enterprise value under the status quo scenario, including forecasted earnings, discount rate, and the terminal multiple and/or the capitalization factor. We have developed a forecast of our revenues and EBITDA through June 30, 2019. Our forecasted revenues and EBITDA are based on our business operations as of the balance sheet date. If a material acquisition has occurred or has a high probability of occurring subsequent to the balance sheet date, the forecast utilized in the valuation reflects the pro forma results of operations of the combined entities. The next step in the income approach was to estimate a discount rate that most appropriately reflected our cost of capital, which we estimated to be 10.53% as of June 30, 2014. In determining this discount rate, we utilized a weighted average cost of capital (“WACC”) utilizing the Capital Asset Pricing Model (“CAPM”) build-up method. This method derived the cost of equity in part from the volatility (risk) statistics suggested by the Guideline Public Companies in the form of their five year historical betas. We included certain incremental risk premiums specific to us to account for the fact that we have historically depended on outside investment to operate and have a history of substantial volatility in earnings and cash flows. Based on our projections and estimated discount rate, we calculated the present value of our future cash flows. In order to estimate the enterprise value, we added to the estimated discounted cash flows an estimated terminal value. The H-Model reflected us as a going concern after the projection period by assuming that free cash flows grow at a supernormal rate starting in July 2019 and linearly taper to a long-term growth rate consistent with estimated inflation over a period of five years. These assumptions were used to construct a capitalization factor that was applied directly to the terminal year free cash flow, producing a terminal value specific to the H-Model Method. Both terminal values were converted into a present value through discounting by our WACC. The terminal value was estimated utilizing the “H-Model” method and “Observed Market Multiple” method. Next, the Observed Market Multiple method assumed we would be sold at the end of the forecast period. To develop a terminal multiple, we observed prevailing valuations associated with the Guideline Public Companies and the acquisitions of Guideline Public Companies. A terminal EBITDA multiple was selected to calculate the terminal value under this methodology. After adding the present value of free cash flows and terminal value for each scenario, we weighted the H-Model method at 75% and the Observed Market Multiple method at 25% to calculate a final enterprise value under the status quo scenario.
Based on these scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation was then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return were satisfied, the remaining proceeds were allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders depending upon the return multiple to the preferred unit holders, also known as a waterfall allocation.
The value attributable to each class of shares was then discounted in order to account for the lack of marketability of the units. In determining the appropriate lack of marketability discount, we evaluated both empirical and theoretical approaches to arrive at a composite range that we believed indicated a reasonable spectrum of discounts for each of the valuation techniques utilized. The empirical methods we evaluated relied on datasets procured from observed transactions in interests in the public domain that are perceived to incorporate pricing information related to the marketability (or lack thereof) of the interest itself. These empirical methods included IPO Studies and Restricted Stock Studies. Theoretical models utilized in our analysis formed the primary basis for the discount for lack of marketability, and included the Finnerty Average-Strike Put, the Asian Protective Put and the Black-Scholes-Merton Protective Put.
The following table reflects the estimated value of the Class A, B, C D, E, F, G, H, I, J, and K common units as of June 30, 2014, 2013, 2012:

	Estimated fair value as of June 30,
Common Units	2014	2013	2012
	(estimated value per unit)
Class A	$2.47	$1.50	$0.92
Class B	2.22	1.34	0.81
Class C	1.92	1.14	0.68
Class D	1.86	1.10	0.65
Class E	1.62	0.95	0.55
Class F	1.44	0.75	0.49
Class G	0.82	0.46	n/a
Class H	0.70	0.38	n/a
Class I	0.45	n/a	n/a
Class J	0.33	n/a	n/a
Class K	0.29	n/a	n/a

Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Property and Equipment
We record property and equipment acquired in connection with a business combination at their estimated fair values on the acquisition date. See “—Critical Accounting Policies and Estimates: Acquisitions—Purchase Price Allocation.” Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers and other employees that are directly related to the construction and installation of network infrastructure assets. We have contracted with third party contractors for the construction and installation of the majority of our fiber network. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of our property and equipment in years are as follows:

Land	N/A
Buildings improvements and site improvements	15 to 20
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Machinery and equipment	5 to 7
Fiber optic equipment	8
Circuit switch equipment	10
Packet switch equipment	5
Fiber optic network	15 to 20
Construction in progress	N/A
We perform periodic internal reviews to estimate useful lives of our property and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property and equipment requires a significant amount of judgment. Our internal reviews take into account input from our network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet our financial objectives.
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
Deferred Tax Assets
Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years; and expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.
We record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be recognized. The amount of deferred tax assets recorded on our consolidated balance sheets is influenced by management’s assessment of our future taxable income with regard to relevant business plan forecasts, the reversal of deferred tax balances, and reasonable tax planning strategies. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future taxable income.
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
As of June 30, 2014, we had a cumulative federal (U.S.) NOL carryforward balance of $ 1,073.9 million. During the year ending June 30, 2014, we utilized $298.0 million of NOL carryforwards that were available to offset future taxable income. During the year ending June 30, 2013, we generated $90.6 million of NOL carryforwards that are available to offset future taxable income and we added $1,008.8 million to our NOL carryforward balance as a result of NOL carryforwards acquired from the AboveNet acquisition. Our NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $614 million of acquired NOL carryforwards during Fiscal 2014; however, to the extent that we do not utilize $614 million of our acquired NOL carryforwards during a fiscal year, the difference between the $614 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,073.9 million NOL carryforwards balance, $938.6 million of these NOL carryforwards were acquired in acquisitions. The deferred tax assets recognized at June 30, 2014 have been based on future profitability assumptions over a five-year horizon.
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

Goodwill and Purchased Intangibles
We review goodwill and indefinite-lived intangible assets for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates.
Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. We amortize customer relationships primarily over an estimated life of ten to twenty years using the straight-line method, as this method approximates the timing in which we expect to receive the benefit from the acquired customer relationship assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.
Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.

Our impairment assessment for indefinite-lived intangible assets involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2014, 2013, or 2012.

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
For certain of our larger acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, tradenames, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize valuations for the assets acquired and liabilities assumed.
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, and the assumptions and estimates used to determine cash inflows and outflows or other valuation techniques (such as replacement cost). We determine which discount rates to use based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products, forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the estimated or forecasted amounts and the difference could be material.
Background for Review of Our Results of Operations
Revenue
Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortized portion of previously collected upfront charges to customers. Upfront charges are typically related to IRUs structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue includes credits and adjustments, termination revenue, construction services, and equipment sales.

Our consolidated reported revenue in any given period is a function of our beginning revenue under contract and the impact of organic growth and acquisition activity. Our organic activity is driven by net new sales (“bookings”), gross installed revenue (“installs”) and churn processed (“churn”) as further described below.
Net New Sales.    Bookings are the dollar amount of orders recorded as MRR and MAR in a period that have been signed by the customer and accepted by our service delivery organization. The dollar value of bookings is equal to the monthly recurring price that the customer will pay for the services and/or the monthly amortized amount of the revenue that we will recognize for those services. To the extent a booking is cancelled by the customer prior to it being installed, it is subtracted from the total bookings number in the period that it is cancelled. Bookings do not immediately impact revenue until they are installed (gross installed revenue).

Gross Installed Revenue.    Installs are the amount of MRR and MAR for services that have been installed, tested, accepted by the customer, and entered into the billing system in a given period. Installs include new services, price increases, and upgrades.

Churn Processed.    Churn is any negative change to MRR and MAR. Churn includes disconnects, negative price changes, and disconnects associated with upgrades or replacement services. For each period presented, disconnects associated with attrition and upgrades are the drivers of churn, accounting for more than 80% of negative changes in MRR and MAR while price changes account for less than 20%. Monthly churn is also presented as a percentage of MRR and MAR (“churn percentage”).

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated by adding an estimate of the acquired companies’ revenue for the reporting period prior to the date of inclusion in our results of operations, and then calculating the growth rate between the two reported periods. The estimate of acquired annual revenue is based on the acquired companies’ revenues for the most recent quarter prior to close (including estimated purchase accounting adjustments) multiplied by four, except in the case of AboveNet, which is based upon publicly reported revenue for the full period from June 30, 2011 to June 30, 2012. If, in calculating our estimated organic growth rates, we were to use the actual revenue results for the four quarters preceding the closing of each of our acquisitions, including AboveNet, our estimated organic growth rates would be higher than the estimated organic growth rates presented. If we were to use acquired annualized revenue, calculated by taking each acquired company’s revenues for the most recent quarter prior to the closing of such acquisition and multiplying by four, including for AboveNet, our estimated organic growth rates would be lower than the estimated organic growth rates presented.
Operating Costs
Our operating costs consist primarily of third-party network service costs and colocation facility costs. Third-party network service costs result from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Our colocation facility costs include rent and license fees paid to the landlords of the buildings in which our zColo business operates, along with the utility costs to power those facilities. While increases in demand for our services will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional circuits or services from third-party providers. Third-party network service costs include the upfront cost of the initial installation of such circuits. We have excluded depreciation and amortization expense from our operating costs.

Selling, General, and Administrative Expenses
Our selling, general, and administrative (“SG&A”) expenses include compensation and benefits expenses, network operations expenses, other SG&A expenses, transaction costs and stock-based compensation.
Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations and development of business support systems are capitalized rather than expensed in SG&A.
After compensation and benefits and stock-based compensation, network operations expenses are the largest components of our SG&A expenses. Network operations expenses include all of the non-personnel related expenses of maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses.
Other SG&A expenses include expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities.
Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals.
Our stock-based compensation expense contains two components, common unit awards classified as liabilities and, to a lesser extent, preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognize an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and record a liability in respect of those amounts. When the CII preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to members of management and directors do not affect the amount of expense we recognize.
Refer to “Selected Historical Consolidated Financial Information” for additional financial information for the indicated periods.

Refer to Item 6. Selected Financial Data for financial information discussed herein.
Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013
Revenue

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in thousands)
Segment and consolidated revenue:
Physical Infrastructure	$498,235	$416,277	$81,958	20%
Lit Services	608,675	573,335	35,340	6%
Eliminations	—	(1,527)	1,527	(100)%
Consolidated	$1,106,910	$988,085	$118,825	12%

Our total revenue increased by $118.8 million, or 12%, from $988.1 million for Fiscal 2013 to $1,106.9 million for Fiscal 2014. The increase in revenue was driven by our organic growth as well as the timing of our Fiscal 2013 and Fiscal 2014 acquisitions.
Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer industry verticals. Further underlying revenue drivers included:

•
Bookings grew significantly, increasing from $17.6 million to $21.7 million in combined MRR and MAR. This growth was driven by increased customer demand for our services, our growing fiber and datacenter footprint (from both organic investments and acquisitions), and our salesforce’s improved effectiveness in selling on this base of assets. The total contract value associated with this period’s bookings was approximately $1.7 billion.

•
Installs grew by approximately $1.4 million from Fiscal 2013 to Fiscal 2014, but trailed the increase in bookings, which included more infrastructure-related services with longer booking to install time intervals. Examples included several FTT sales and a large dark fiber sale to tw telecom.

•	The monthly churn percentage decreased slightly from 1.4% to 1.3% between Fiscal 2013 and Fiscal 2014.
Multiple Fiscal 2013 and Fiscal 2014 acquisitions impacted revenue growth between the two periods. The six Fiscal 2013 acquisitions were completed at various times throughout the year, although the largest (AboveNet) closed on July 2, 2012 and was fully included in our annual results for the year ended June 30, 2014 and 2013 and therefore was not a contributor to the period-over-period acquisition growth. The other acquisitions were included in our results of operations for only part of the year ended June 30, 2013 compared to their inclusion for Fiscal 2014. The five Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014 and were included in our year ended June 30, 2014 results for approximately eleven, nine, nine, four, and one month(s), respectively. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014.
Physical Infrastructure.    Revenues from our Physical Infrastructure segment increased by $81.9 million, or 20%, from $416.3 million for Fiscal 2013 to $498.2 million for Fiscal 2014.
Dark fiber is the largest Strategic Product Group within the segment and benefited from continuing growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. All of the Fiscal 2014 acquisitions impacted the Physical Infrastructure segment revenues as FiberLink (dark fiber) and CoreLink and CoreXchange (both colocation) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).
Lit Services.
   Revenues from our Lit Services segment increased by $35.4 million, or 6%, from $573.3 million for Fiscal 2013 to $608.7 million for Fiscal 2014.
Growth was strongest in the segment’s Ethernet and IP Strategic Product Groups, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions we proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. The Lit Services period-over-period revenue results were primarily influenced by the carryover impacts from the Fiscal 2013 acquisitions, as the Fiscal 2014 acquisitions mostly impacted the Physical Infrastructure segment.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	Year ended June 30,
	2014		2013
	(in thousands)
Monthly recurring revenue	$1,025,878	93%	$933,818	95%
Monthly amortized revenue	54,081	5%	42,331	4%
Other revenue	26,951	2%	11,936	1%
Total revenue	$1,106,910	100%	$988,085	100%

Operating Costs, Excluding Depreciation and Amortization

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in thousands)
Segment and consolidated operating costs, excluding depreciation and amortization:
Physical Infrastructure	$44,879	$37,146	$7,733	21%
Lit Services	96,546	99,449	(2,903)	(3)%
Consolidated	$141,425	$136,595	$4,830	4%
As a percentage of revenue            13%        14%
Our operating costs, excluding depreciation and amortization, increased by $4.8 million, or 4% from $136.6 million for Fiscal 2013 to $141.4 million for Fiscal 2014. The increase in consolidated operating costs was primarily due to increased facility costs related to the colocation acquisitions, partially offset by cost savings, as planned network related synergies were realized. Operating costs as a percentage of total revenue decreased from 14% to 13% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.
Physical Infrastructure.    Physical Infrastructure operating costs increased by $7.8 million, or 21%, from $37.1 million for Fiscal 2013 to $44.9 million for Fiscal 2014. The increase in operating costs was primarily a result of the acquisitions of CoreNAP, Corelink, and CoreXchange in Fiscal 2013 and Fiscal 2014.
Lit Services.    Lit Services operating costs decreased by $2.9 million, or 3%, from $99.4 million for Fiscal 2013 to $96.5 million for Fiscal 2014. The decrease in operating costs was primarily due to realized network-related cost synergies related to our acquisitions, and, to a lesser extent, ongoing off-net circuit cost reduction projects.
Selling, General and Administrative Expenses

The table below sets forth the components of our selling, general and administrative (“SG&A”) expenses during the years ended June 30, 2014 and 2013:

	Year ended June 30,
	2014	2013	$ Variance	% Variance
	(in thousands)
Compensation and benefits expenses	$121,314	$118,325	$2,989	3%
Network operations expenses	130,481	119,850	10,631	9%
Other SG&A expenses	61,575	60,603	972	2%
Transaction costs	4,495	14,204	(9,709)	(68)%
Stock-based compensation	253,361	105,048	148,313	141%
Total SG&A expenses	$571,226	$418,030	$153,196	37%

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $3.0 million, or 3%, from $118.3 million for Fiscal 2013 to $121.3 million for Fiscal 2014.
The increase in compensation and benefits reflected the increase in headcount during Fiscal 2014 to support our growing business, including certain employees retained from businesses acquired since June 30, 2013, and employer matching of employee 401(k) contributions beginning in the fourth quarter of Fiscal 2014. This was partially offset by a reduction in bonus payout as the average payout for the year ended June 30, 2013 was approximately 130% of target as compared to approximately 100% of target for the year ended June 30, 2014.
Headcount as of the end of the respective periods was:

	June 30, 2014	June 30, 2013
Physical Infrastructure	861	584
Lit Services	623	546
Total	1,484	1,130

Network Operations Expenses.    Network operations expenses increased by $10.6 million, or 9%, from $119.9 million for Fiscal 2013 to $130.5 million for Fiscal 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 7% from 75,839 miles at June 30, 2013 to 80,861 miles at June 30, 2014.
Other SG&A.    Other SG&A expenses increased by $1.0 million, or 2%, from $60.6 million for Fiscal 2013 to $61.6 million for Fiscal 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2013 and Fiscal 2014 acquisitions, which were partially offset by the receipt of $3.8 million in connection with an escrow settlement relating to the 360networks acquisition during the second quarter of Fiscal 2014.
Transaction Costs.    Transaction costs decreased by $9.7 million, or 68%, from $14.2 million for Fiscal 2013 to $4.5 million for Fiscal 2014. The decrease was due to higher transaction-related costs in the first quarter of Fiscal 2013 associated with the AboveNet acquisition, partially offset by the transaction-related costs associated with the Geo and Neo acquisitions in Fiscal 2014.
Stock-Based Compensation.    Stock-based compensation expense increased by $148.4 million, or 141%, from $105.0 million for Fiscal 2013 to $253.4 million for Fiscal 2014. The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2014 and 2013.

	Estimated fair value as of June 30,
Common Units	2014	2013	2012
	(estimated value per unit)
Class A	$2.47	$1.50	$0.92
Class B	2.22	1.34	0.81
Class C	1.92	1.14	0.68
Class D	1.86	1.10	0.65
Class E	1.62	0.95	0.55
Class F	1.44	0.75	0.49
Class G	0.82	0.46	n/a
Class H	0.70	0.38	n/a
Class I	0.45	n/a	n/a
Class J	0.33	n/a	n/a
Class K	0.29	n/a	n/a

Depreciation and Amortization
Depreciation and amortization expense increased by $13.7 million, or 4%, from $322.7 million for Fiscal 2013 to $336.4 million for Fiscal 2014. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2013 and acquisition-related growth.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the years ended June 30, 2014 and 2013.

	Year ended June 30,
	2014	2013
	(in thousands)
Interest expense	$(203,508)	$(202,464)
Loss on extinguishment of debt	(1,911)	(77,253)
Other income, net	5,039	326
Total other expense, net	$(200,380)	$(279,391)

Interest Expense.    Interest expense increased by $1.0 million, or 1%, from $202.5 million for Fiscal 2013 to $203.5 million for Fiscal 2014. The increase was primarily a result of additional interest expense related to the $150.0 million and $275.0 million add-ons to our Term Loan Facility during the second and fourth quarters of Fiscal 2014, respectively. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swaps during the year ended June 30, 2014 as compared to the year ended June 30, 2013. The change in market value was additional interest expense of $4.7 million for the year ended June 30, 2014 as compared to a reduction in interest expense of $2.6 million for the year ended June 30, 2013, representing a year over year increase in interest expense of $7.3 million. These increases were partially offset by a decrease in interest expense resulting from the amendments to our Credit Agreement during the second and third quarters of Fiscal 2013 and second quarter of Fiscal 2014 to lower the interest rates on our Term Loan Facility and Revolver, in addition to quarterly principal payments on our Term Loan Facility, which reduced our outstanding debt obligations.
Loss on Extinguishment of Debt.    In connection with the debt refinancing activities during Fiscal 2014, we recognized an expense of $1.9 million associated with debt extinguishment costs, including a cash expense of $0.9 million associated with the payment of third party costs and non-cash expenses of $1.0 million, consisting of $0.7 million associated with the write-off of unamortized debt issuance costs and $0.3 million associated with the write-off of the net unamortized discount on the extinguished debt balances.
In connection with the debt refinancing activities during the Fiscal 2013, we incurred an expense of $77.3 million associated with debt extinguishment costs, including a cash expense of $43.1 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses, including $34.2 million associated with the write-off of unamortized debt issuance costs and unamortized discounts.

Other Income, Net.    Other income, net increased by $4.7 million from $0.3 million for Fiscal 2013 to $5.0 million for Fiscal 2014. Other income, net consists primarily of unrealized foreign currency gain related to the re-measurement of intercompany loans between our domestic and foreign subsidiaries.

Provision for Income Taxes
Income tax expense increased over the prior year by $61.8 million, from an income tax benefit of $24.0 million for Fiscal 2013 to an income tax expense of $37.8 million for Fiscal 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. We were unable apply our NOLs to the income of our subsidiaries in some states and thus our state income tax expense was higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.
The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes (in thousands):

	Year ended June 30,
	2014	2013
Expected benefit at statutory rate	$(49,859)	$(59,046)
Increase due to:
Non-deductible stock-based compensation	96,342	35,576
State income taxes, net of federal benefit	(6,519)	(2,201)
Transactions costs not deductible for tax purposes	759	1,257
State NOL adjustment	—	2,788
Foreign tax rate differential	991	(2,264)
Change in effective tax rate	(286)	—
Change in valuation allowance	1,284	—
Reversal of uncertain tax positions, net	(2,600)	—
Other, net	(2,263)	(156)
Provision/(benefit) for income taxes	$37,849	$(24,046)

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012
Revenue

	Year ended June 30
	2013	2012	$ Variance	% Variance
	(in thousands)
Segment and consolidated revenue:
Physical Infrastructure	$416,277	$157,419	$258,858	164%
Lit Services	573,335	224,624	$348,711	155%
Eliminations	(1,527)	—	(1,527)	100%
Consolidated	$988,085	$382,043	$606,042	159%
Our total revenue increased by $606.0 million, or 159%, from $382.0 million for Fiscal 2012 to $988.1 million for Fiscal 2013. The increase in revenue was driven primarily by our Fiscal 2012 and 2013 acquisitions and organic growth.
Our organic growth was driven by installs that exceeded churn in both periods, resulting from strong demand for bandwidth infrastructure services broadly across our geographic markets and customer verticals. Further underlying organic activity drivers during the period included:

•
Bookings increased from $8.5 million in Fiscal 2012 to $17.6 million in Fiscal 2013 in combined MRR and MAR. This growth was primarily driven by the addition of the AboveNet fiber assets, select salespeople and customer relationships used to market our services across a broader set of assets. Our bookings grew over the course of Fiscal

2013, with each quarter’s results exceeding the prior. The total contract value associated with Fiscal 2013 bookings was approximately $1 billion.

•
Installs increased from $7.4 million in Fiscal 2012 to $18.3 million in Fiscal 2013, and were the primary driver of our organic revenue growth. This install activity was directly correlated to our bookings; however, there was a natural time delay between booking and the associated install. We believe our ability to install bookings on a timely basis improved throughout the year as we completed the integration activities associated with the Fiscal 2012 acquisitions and substantially integrated the AboveNet acquisition.

•
The monthly churn percentage increased slightly from 1.3% for Fiscal 2012 to 1.4% for Fiscal 2013, with total churn increasing from $4.9 million to $13.4 million. This Fiscal 2013 churn percentage remained within our expected range. However, following our acquisition of AboveNet, we proactively renegotiated services with former AboveNet customers in order to significantly extend the average remaining contract life of our services and revenue. These actions often required some price concession to our customers (which had a resulting churn impact) in exchange for a longer term.

The three Fiscal 2012 acquisitions were completed on December 1, 2011, December 31, 2011 and May 1, 2012 and therefore were included in our results of operations for seven, six and two months, respectively, in Fiscal 2012 compared to a full twelve months in Fiscal 2013. The most significant acquisition in Fiscal 2012 was 360networks. The acquisition of 360networks added substantial metro and regional network assets in the Western U.S. The six Fiscal 2013 acquisitions were completed at various times throughout the year with the largest, AboveNet, closing on July 2, 2012 and being included in our Fiscal 2013 results of operations for the entire twelve month period. The AboveNet acquisition significantly expanded our metro fiber assets in some of largest U.S. metro markets plus London, and provided important new customer relationships and product capabilities that we applied across our combined networks. The acquisition of AboveNet had the impact of more than doubling our previous revenue run rate.
Physical Infrastructure.
Revenues from our Physical Infrastructure segment increased by $258.9 million, or 164%, from $157.4 million for Fiscal 2012 to $416.3 million for Fiscal 2013.
We estimate that organic revenue growth for the Physical Infrastructure. This was influenced by the increasing importance of bandwidth for our customers (in volume and criticality), and, in select cases, reflects a shift from lit services to physical infrastructure products. This is evidenced by strong bookings and install activity on large FTT projects for many of the major wireless carriers. The six Fiscal 2013 acquisitions were disproportionately weighted towards Physical Infrastructure products, and therefore acquisitions had a larger impact on this segment. Each of our Fiscal 2012 acquisitions were also heavily weighted towards Physical Infrastructure products.
Lit Services.
      Revenues from our Lit Services segment increased by $348.7 million, or 155%, from $224.6 million for Fiscal 2012 to $573.3 million for Fiscal 2013. This growth was supported by new geographies and routes, as well as enhanced Ethernet and IP capabilities that were acquired through the AboveNet acquisition. AboveNet’s large base of wavelength and Ethernet customers was the primary contributor to the Lit Services inorganic growth.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements (MRR).

	Year ended June 30,
	2013		2012
	(in thousands)
Monthly recurring revenue	$933,818	95%	$357,417	94%
Monthly amortized revenue	42,331	4%	13,785	4%
Other revenue	11,936	1%	10,841	2%
Total revenue	$988,085	100%	$382,043	100%

Operating Costs, Excluding Depreciation and Amortization

	Year ended June 30
	2013	2012	$ Variance	% Variance
	(in thousands)
Segment and consolidated operating costs, excluding depreciation and amortization:
Physical Infrastructure	$37,146	$21,677	$15,469	71%
Lit Services	99,449	60,904	38,545	63%
Consolidated	$136,595	$82,581	$54,014	65%
As a percentage of revenue            14%        22%
Our operating costs, excluding depreciation and amortization, increased by $54.0 million, or 66%, from $82.6 million for Fiscal 2012 to $136.6 million for Fiscal 2013. The increase in consolidated operating costs primarily related to our Fiscal 2012 and Fiscal 2013 acquisitions, and additional network costs incurred in order to support new customer contracts entered into subsequent to June 30, 2012. Operating costs as a percentage of total revenue decreased from 22% to 14% principally due to the shift in product mix (namely the increased percentage of dark fiber) associated with the July 2, 2012 acquisition of AboveNet. Also, as a result of the acquisition of AboveNet and its status as a Tier 1 settlement-free peering partner, we were able to eliminate IP transit costs that we previously incurred by the Company.
Physical Infrastructure.    Physical Infrastructure operating costs increased by $12.2 million, or 56%, from $21.7 million for Fiscal 2012 to $33.9 million for Fiscal 2013. As a percentage of revenue physical infrastructure operating costs decreased materially reflecting the higher proportion of acquired dark fiber with little to no associated network costs.
Lit Services.    Lit Services operating costs increased by $35.7 million, or 59%, from $60.9 million for Fiscal 2012 to $96.6 million for Fiscal 2013. As a percentage of revenue, Lit Services operating costs also decreased significantly. While the acquired AboveNet Lit Services did have associated network expenses, the proportion of those expenses to revenue was lower for AboveNet than the Company.

Selling, General and Administrative Expenses
The table below sets forth the components of our SG&A expenses during the years ended June 30, 2013 and 2012.

	Year ended June 30,
	2013	2012	$ Variance	% Variance
	(in thousands)
Compensation and benefits expenses	$118,325	$47,102	$71,223	151%
Network operations expenses	119,850	37,097	82,753	223%
Other SG&A expenses	60,603	20,866	39,737	190%
Transaction costs	14,204	6,630	7,574	114%
Stock-based compensation	105,048	26,253	78,795	300%
Total SG&A expenses	$418,030	$137,948	$280,082	203%

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $71.2 million, or 151%, from $47.1 million for Fiscal 2012 to $118.3 million for Fiscal 2013.
The compensation and benefits increase reflects the increased number of employees resulting from the AboveNet acquisition and to a lesser extent employees hired during the year to support our growing business as well as employees retained from other Fiscal 2013 acquisitions. A majority of the increase to our headcount occurred on July 2, 2012 as a result of hiring certain former employees of AboveNet.

Head count as of the end of the respective periods was:

	June 30, 2013	June 30, 2012
Physical Infrastructure	584	225
Lit Services	546	275
Total	1,130	500

Network Operations Expenses.    Network operations expenses increased by $82.8 million, or 223%, from $37.1 million for Fiscal 2012 to $119.9 million for Fiscal 2013. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 63% from 46,504 miles at June 30, 2012 to 75,839 miles at June 30, 2013, primarily due to the acquisition of AboveNet. Also contributing to the increase was a one-time charge of $6.6 million related to lease termination costs associated with exit activities initiated for unutilized technical facilities space recognized during the fourth quarter of Fiscal 2013.
Other SG&A.    Other SG&A expenses increased by $39.7 million, or 190%, from $20.9 million for Fiscal 2012 to $60.6 million for the Fiscal 2013. The increase was principally a result of additional expenses attributable to our Fiscal 2013 and Fiscal 2012 acquisitions. In addition, during the fourth quarter of Fiscal 2013, we recognized a one-time charge of $3.6 million related to lease termination costs associated with exit activities initiated for unutilized office space.
Transaction Costs.    Transaction costs increased by $7.6 million, or 114%, from $6.6 million for Fiscal 2012 to $14.2 million for Fiscal 2013. This increase was primarily due to the AboveNet acquisition.

Stock-Based Compensation.    Stock-based compensation expenses increased by $78.7 million, or 300%, from $26.3 million for Fiscal 2012 to $105.0 million for Fiscal 2013. The stock-based compensation expense associated with the common units was impacted by both the estimated value of the common units and the number of common units vesting during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2013 and 2012.

	Estimated fair value as of June 30,
	(estimated value per unit)
Common Units of CII	2013	2012	2011
Class A	$1.50	$0.92	$0.81
Class B	1.34	0.81	0.58
Class C	1.14	0.68	0.33
Class D	1.10	0.65	0.31
Class E	0.95	0.55	0.23
Class F	0.75	0.49	n/a
Class G	0.46	n/a	n/a
Class H	0.38	n/a	n/a
The increase in the value of the common units in the current period was primarily a result of our organic growth since June 30, 2012, cost synergies realized and expected to be realized from our prior acquisitions and a reduction to the discount rate utilized in the Company’s valuation of the common units resulting from our reduced financing costs.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $158.5 million and $54.4 million as of June 30, 2013 and June 30, 2012, respectively. The liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.

In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating distribution to common unit holders of up to $10.0 million. The eligibility for receiving proceeds from the distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, excluding the 15% discount. During Fiscal 2012, $9.1 million was distributed to CII’s common unit holders. Common unit holders electing to receive the early distribution forfeited $1.6 million in previously recognized stock-based compensation, which was recorded as a reduction to the stock-based compensation liability during Fiscal 2012.

Depreciation and Amortization
Depreciation and amortization expense increased by $237.7 million, or 280%, from $85.0 million for Fiscal 2012 to $322.7 million for Fiscal 2013. The increase was a result of the substantial increase to our property and equipment and intangible assets since June 30, 2012, principally a result of our Fiscal 2012 and Fiscal 2013 acquisitions and capital expenditures since June 30, 2012.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the years ended June 30, 2013 and 2012.

	Year ended June 30,
	2013	2012
	(in thousands)
Interest expense	$(202,464)	$(50,720)
Loss on extinguishment of debt	(77,253)	—
Impairment of cost method investment	—	(2,248)
Other income, net	326	123
Total other expense, net	$(279,391)	$(52,845)
Interest expense.    Interest expense increased by $151.8 million, or 299%, from $50.7 million for Fiscal 2012 to $202.5 million for Fiscal 2013. The increase was a result of our increased indebtedness during Fiscal 2013 as compared to Fiscal 2012, partially offset by a decrease in our weighted-average interest rate from Fiscal 2012 to Fiscal 2013.
Loss on extinguishment of debt.    In connection with the repayment of our previously existing term loan and revolver and redemption of our $350.0 million outstanding aggregate principal amount of previously issued notes in July 2012 (the “Debt Refinancing Activities”) and the subsequent re-pricing transactions completed during the second and third quarters of Fiscal 2013 related to our Term Loan Facility and Revolver (the “Second and Fourth Amendments”), we recorded a loss on extinguishment of debt totaling $77.3 million during Fiscal 2013. In connection with the Debt Refinancing Activities, discussed above, we recognized an expense of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.1 million associated with the write off of the net unamortized discount on the extinguished debt balances. In connection with the Second and Fourth Amendments, we recognized a loss on extinguishment of debt of $12.3 million. The loss consisted of a cash expense of $2.0 million associated with the payment of an early call premium paid to certain creditors and other third party expenses and $10.3 million associated with the write-off of unamortized debt issuance costs and discounts.
Impairment of cost method investment.    In connection with the October 1, 2010 acquisition of American Fiber Systems, we acquired an ownership interest in USCarrier. As of June 30, 2012, we owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. On August 15, 2012, we entered into an agreement to acquire the remaining equity interest in USCarrier. As a result of certain disputes with the board of managers of USCarrier, we were unable to exercise control or significant influence over USCarrier’s operating and financial policies and as a result we accounted for this investment utilizing the cost method of accounting from the date of the AFS acquisition, at which time the investment was recorded at fair value, through June 30, 2012. Based upon the agreed upon purchase price of the remaining equity interests, we determined the fair value of our ownership interest in USCarrier as of June 30, 2012 to be $12.8 million and recognized an impairment of $2.2 million during the quarter ended June 30, 2012.

Provision for Income Taxes
We recorded a benefit for income taxes of $24.0 million during Fiscal 2013 as compared to a provision for income taxes of $29.6 million during Fiscal 2012. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We were unable to combine our NOLs for application to the income of our subsidiaries in some states and thus our state income tax expense was higher than the expected blended rate. During Fiscal 2013, we dissolved certain acquired legal entities, which resulted in the loss of state NOLs that were generated by those entities. The loss of these NOLs resulted in a decrease in the benefit for income taxes of $2.8 million for Fiscal 2013. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate. The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision/(benefit) for income taxes:

	Year ended June 30,
	2013	2012
	(in thousands)
Expected (benefit)/provision at statutory rate	$(59,046)	$8,298
Increase due to:
Non-deductible stock-based compensation	35,576	8,685
State income taxes, net of federal (benefit)/provision	(2,201)	5,184
Transactions costs not deductible for tax purposes	1,257	1,416
State NOL adjustment	2,788	—
Foreign tax rate differential	(2,264)	—
Provision for uncertain tax positions, net	—	5,808
Change in effective tax rate	—	459
Other, net	(156)	(293)
(Benefit)/provision for income taxes	$(24,046)	$29,557

Adjusted EBITDA
We define Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains on an intercompany loan, and impairment of cost method investment. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.
We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and Indenture. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.
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

does not reflect interest expense, or the cash requirements necessary to service the interest payments, on our debt; and

does not reflect cash required to pay income taxes.
Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion.

Reconciliations from segment and consolidated Adjusted EBITDA to net earnings/(loss) are as follows:

	For the year ended June 30, 2014
	Physical Infrastructure	Lit Services	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$325.6	$326.7	$—	$652.3
Interest Expense	(121.8)	(81.2)	(0.5)	(203.5)
Depreciation and amortization expense	(205.0)	(131.4)	—	(336.4)
Transaction costs	(2.8)	(1.0)	(0.7)	(4.5)
Stock-based compensation	(163.4)	(90.0)	—	(253.4)
Loss on extinguishment of debt	(1.1)	(0.8)	—	(1.9)
Unrealized foreign currency translation gains	—	—	4.7	4.7
(Loss)/earnings from continuing operations before provision for income tax	(168.5)	22.2	3.6	(142.6)
Provision for income taxes	—	—	(37.8)	(37.8)
Net (loss)/earnings	$(168.5)	$22.2	$(34.2)	$(180.5)

	For the year ended June 30, 2013
	Physical Infrastructure	Lit Services	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$276.2	$278.4	$(1.6)	$553.0
Interest Expense	(119.0)	(83.5)	—	(202.5)
Depreciation and amortization expense	(183.6)	(139.1)	—	(322.7)
Transaction costs	(7.2)	(7.0)	—	(14.2)
Stock-based compensation	(46.4)	(58.7)	—	(105.0)
Loss on extinguishment of debt	(45.1)	(32.2)	—	(77.3)
Unrealized foreign currency translation gains	—	—	0.1	0.1
(Loss)/earnings from continuing operations before provision for income tax	(125.0)	(42.1)	(1.5)	(168.6)
Benefit for income taxes	—	—	24.0	24.0
Earnings from discontinued operations, net of income taxes	—	—	1.8	1.8
Net (loss)/earnings	$(125.0)	$(42.1)	$24.3	$(142.8)

	For the year ended June 30, 2012
	Physical Infrastructure	Lit Services	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$101.1	$92.1	$1.3	$194.5
Interest Expense	(23.2)	(27.5)	—	(50.7)
Depreciation and amortization expense	(38.5)	(46.4)	—	(85.0)
Transaction costs	(2.2)	(4.4)	—	(6.6)
Stock-based compensation	(13.6)	(12.7)	—	(26.3)
Impairment of cost method investment	—	(2.2)	—	(2.2)
(Loss)/earnings from continuing operations before provision for income tax	23.5	(1.1)	1.3	23.7
Provision for income taxes	—	—	(29.5)	(29.5)
Net (loss)/earnings	$23.5	$(1.1)	$(28.2)	$(5.8)

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. See "Cash Flows” below. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.
We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The Indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times our previous quarter’s annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA. The Credit Agreement similarly limits our incurrence of additional indebtedness. See Note 9 - Long Term Debt - Debt Covenants to our audited consolidated financial statements for more information on our financial covenants.
As of June 30, 2014, we had $292.6 million in cash and cash equivalents and a working capital surplus of $193.2 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of June 30, 2014, we had $243.6 million available under our Revolver.
Our capital expenditures, net of stimulus grants, increased by $37.6 million, or 12%, during the year ended June 30, 2014 as compared to the year ended June 30, 2013, from $323.2 million to $360.8 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.
As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $250.0 million Revolver), equity contributions, and available cash on hand.

Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.
We regularly consider acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.
The following table sets forth the components of our cash flow for the years ended June 30, 2014, 2013, and 2012.

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$560,297	$393,321	$167,630
Net cash used in investing activities	(754,098)	(2,795,942)	(475,410)
Net cash provided by financing activities	397,249	2,334,041	433,079

Cash Flows from Operating Activities of Continuing Operations
Cash flows from operating activities of continuing operations increased by $167.1 million, or 42%, from $393.3 million for Fiscal 2013 to $560.3 million for Fiscal 2014.
Cash flows from operating activities during the year ended June 30, 2014 represents the loss from continuing operations of $180.5 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $336.4 million, loss on extinguishment of debt of $1.9 million, stock-based compensation expense of $253.4 million, provision for bad debts of $1.9 million, additions to deferred revenue of $163.8 million, non-cash interest expense of $22.1 million and change in the deferred tax provision of $24.7 million, less amortization of deferred revenue of $53.9 million, minus the net change in working capital components.
Cash flows from operating activities during the year ended June 30, 2013 represents the loss from continuing operations of

$144.6 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $322.7 million, stock-based compensation expense of $105.1 million, losses on extinguishment of debt of $77.3 million, additions to deferred revenue of $42.3 million and non-cash interest expense of $12.3 million, less amortization of deferred revenue of $61.5 million and the change in deferred tax provision of $25.7 million, plus the net change in working capital components.
The increase in cash flows from operating activities during the year ended June 30, 2014 as compared to the year ended June 30, 2013 is primarily a result of additional earnings from our organic growth, cost synergies realized from our acquisitions and interest expense savings from our refinancings.
Cash flows from operating activities of continuing operations increased by $225.7 million, or 135%, from $167.6 million for Fiscal 2012 to $393.3 million for Fiscal 2013.
Cash flows from operating activities during the year ended June 30, 2012 represents our net loss from continuing operations of $5.9 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $85.0 million, additions to deferred revenue of $55.0 million, non-cash interest expense of $4.8 million, the change in deferred tax provision of $31.1 million and non-cash stock-based compensation expense of $26.3 million, less amortization of deferred revenue of $13.8 million, minus the change in working capital components.
The increase in cash flows from operating activities during the year ended June 30, 2013 as compared to the year ended June 30, 2012 is primarily a result of additional earnings from our organic growth and cost synergies realized from our acquisitions.

Cash Flows from Investing Activities of Continuing Operations
We used cash in investing activities of continuing operations of $754.1 million, $2,795.9 million, and $475.4 million during the years ended June 30, 2014, 2013, and 2012, respectively.
During the year ended June 30, 2014, our principal uses of cash for investing activities were $360.8 million in additions to property and equipment, $0.3 million for Corelink, $40.1 million for the acquisition of Access, $43.1 million for the acquisition of FiberLink, $17.5 million for the acquisition of CoreXchange, and $292.3 million for the acquisition of Geo.
During the year ended June 30, 2013, our principal uses of cash for investing activities were $2,212.5 million for the acquisition of AboveNet, $118.3 million for the acquisition of FiberGate, $16.1 million for the acquisition of USCarrier, $109.7 million for the acquisition of First Telecom, $22.2 million for the acquisition of Litecast, $7.0 million for the acquisition of Core NAP, and $323.2 million in additions to property and equipment, net of stimulus grant reimbursements. Partially offsetting the net cash used in investing activities during the year ended June 30, 2013 was purchase consideration of $2.7 million returned from our acquisitions of MarquisNet and Arialink.
During the year ended June 30, 2012, our principal uses of cash for investing activities were $317.9 million for the acquisition of 360networks, $15.5 million for our acquisition of MarquisNet, $17.9 million for the acquisition of Arialink, and $124.1 million in additions to property and equipment, net of stimulus grant reimbursements.

Cash Flows from Financing Activities of Continuing Operations
Our cash provided by financing activities was $397.2 million, $2,334.0 million and $433.1 million during the years ended June 30, 2014, 2013, and 2012, respectively.
Our cash flows from financing activities during the year ended June 30, 2014 primarily consist of $618.6 million from the proceeds from long-term debt offset by $213 million in principal payments on long-term debt obligations, $7.9 million in principal payments on capital leases, and $4.9 million in debt issuance costs during Fiscal 2014.
Our cash flows from financing activities during the year ended June 30, 2013 primarily consist of $3,189.3 million from the proceeds from long-term debt, $345.0 million in equity contributions from CII and $22.7 million in net transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $83.1 million in debt issuance costs, $1,058.6 million in principal repayments on long-term debt obligations, $72.1 million in early redemption fees on debt extinguishments, and $1.9 million in principal payments on capital leases during Fiscal 2013.
Our cash flows from financing activities during the year ended June 30, 2012 consist of $335.6 million from the proceeds from long-term borrowings, and $134.8 million in equity contributions from CII. This cash inflow was partially offset by $11.7 million in debt issuance costs, $1.6 million in principal repayments on long-term debt obligations, $22.8 million in net transfers of cash to restricted cash accounts, and $1.2 million in principal payments on capital leases during Fiscal 2012.

Contractual Cash Obligations
The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2014 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt (principal and interest)	$4,368,768	$217,956	$433,656	$420,836	$3,296,320
Operating leases	854,084	96,492	149,107	110,602	497,883
Purchase obligations	157,105	157,105	—	—	—
Capital leases (principal and interest)	31,948	4,012	7,982	6,778	13,176
Total	$5,411,905	$475,565	$590,745	$538,216	$3,807,379

Our operating leases and purchase commitments include expected payments for our operating facilities, network services and capacity, communications equipment, and maintenance obligations. Our purchase commitments are primarily success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital. The contractual long-term debt payments, above, include an estimate of future interest expense based on the interest rates in effect on our floating rate debt obligations as of the most recent balance sheet date.
Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2014 were $175.3 million and represent 31% of our cash flows from operating activities before interest expense. We also made cash payments related to principal payments on our debt obligations of $25.9 million (exclusive of the impact of refinancing transactions), which are reflected in our cash flows from financing activities, and represent 5% of our cash flows from operating activities.

Off-Balance Sheet Arrangements
We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not reflected in our audited consolidated financial statements, or disclosed in Note 15-Commitments and Contingencies to our audited consolidated financial statements, or in the Future Contractual Obligations table included above.

Recently Issued Accounting Pronouncements

Discontinued Operations

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The ASU is effective prospectively for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, for public entities, with early adoption permitted for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company has not yet adopted the guidance under this ASU.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.
As of June 30, 2014, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,990.1 million on our Term Loan Facility and $25.3 million of capital lease obligations. As of June 30, 2014, we had $243.6 million available for borrowing capacity under the Revolver.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,294.8 million as of June 30, 2014. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2014, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by 0.23% or $4.6 million because the applicable interest rate as of June 30, 2013 was below the Credit Agreement's 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company's annual interest expense by approximately $20.1 million before considering the offsetting effects of our interest rate swaps.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $15.2 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates, primarily as it relates to the British pound. During the years ended June 30, 2014 and June 30, 2013, our foreign activities accounted for 6.4% and 5.9% of our consolidated revenue, respectively. Due to the strengthening of the British pound compared to the U.S. dollar, the average translation rate for the year ended June 30, 2014 increased 3.6%.
We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our European expansion related to the AboveNet acquisition completed during Fiscal 2013 and the Geo acquisition completed during Fiscal 2014, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.
We do not have any material commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the information set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.
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
The following table sets forth the names, ages and positions of our directors and executive officers as of June 30, 2014. Additional biographical information for each individual is provided in the text following the table.

Name	Age	Position
Daniel Caruso	51	Chief Executive Officer, Director
Kenneth desGarennes	43	Chief Financial Officer
Stephanie Copeland	47	President, Zayo Lit Services
Matt Erickson	37	President, Zayo Physical Infrastructure
Chris Morley	40	President, Sales and Marketing
Phil Canfield	46	Director, Nominating & Governance Committee Chairman
Gillis Cashman	39	Director, Audit Committee Member
Michael Choe	42	Director, Compensation Committee Chairman, Nominating & Governance Committee Member
Stephanie Comfort	51	Director, Audit Committee and Compensation Committee Member
Rick Connor	65	Director, Audit Committee Chairman
Don Gips	54	Director, Compensation Committee and Nominating & Governance Committee Member
Linda Rottenberg	46	Director, Compensation Committee Member
Management Team
Dan Caruso, one of our cofounders, has served as our Chief Executive Officer since our inception in 2007. Between 2004 and 2006, Mr. Caruso was President and CEO of ICG Communications, Inc. (“ICG”). In 2004, he led a buyout of ICG and took it private. In 2006, ICG was sold to Level 3 Communications, Inc. (“Level 3”). Prior to ICG, Mr. Caruso was one of the founding executives of Level 3, and served as their Group Vice President from 1997 through 2003 where he was responsible for Level 3’s engineering, construction, and operations organization and most of its lines of business and marketing functions at different times. Prior to Level 3, Mr. Caruso was a member of the MFS Communications Company, Inc. (“MFS Communications”) senior management team. He began his career at Illinois Bell Telephone Company, a former subsidiary of Ameritech Corporation. He holds an MBA from the University of Chicago and a B.S. in Mechanical Engineering from the University of Illinois.
Ken desGarennes has served as our Chief Financial Officer and Vice President since October 2007. From November 2003 to October 2007, Mr. desGarennes served as Chief Financial Officer for Wire One Communications, Inc. (“Wire One”). Prior to joining Wire One, Mr. desGarennes was a Senior Director at The Gores Group, LLC, a technology-focused private equity firm. Mr. desGarennes started his career as a commercial banking officer with First Union Bank before moving to Accenture plc, where he worked for six years in a corporate development role. Mr. desGarennes received his B.S. in finance from the University of Maryland in College Park.

Stephanie Copeland has served as President, Zayo Lit Services since April 2014. Ms. Copeland joined the Company in 2012 and served as Senior Vice President of the European Business Unit until April 2013 and then ran our Ethernet Strategic Product Group until she assumed her current role. Before joining the Company, Ms. Copeland was Chief Operating Officer of WildBlue (a division of ViaSat, Inc., a digital communications company) from April 2011 to May 2012, where she led the division’s sales and operational functions. Ms. Copeland also served as Vice President and General Manager of Small Business at Qwest Communications International from 2009 to 2011, where she was responsible for the full profit and loss of the small business segment. Ms. Copeland had previously served at Qwest as Vice President of Marketing from 2005 to 2009 and Vice President of Pricing from 2001 to 2005. Prior to Qwest, Ms. Copeland held leadership positions at Cable & Wireless joint ventures in Russia, MFS International in Washington, D.C., and Level 3 Communications in London. Ms. Copeland received her B.A. in German and Commercial Studies from the University of Illinois and also completed post-graduate coursework in Business at the University of Paderborn in Paderborn, Germany.
Matt Erickson has served as the President of Zayo Physical Infrastructure since May 2012. In addition to his responsibilities for the Strategic Product Groups within Physical Infrastructure (Dark Fiber, MIG, and zColo), Mr. Erickson oversees Zayo’s operations and outside plant organizations. Mr. Erickson joined the Company in 2006. From 2006 through May of 2014, Mr. Erickson has held various roles at the company, including President of Zayo Fiber and Transport Infrastructure,

President of Zayo Fiber Solutions, Senior Vice President of Corporate Development & Strategy and Vice President of Marketing & Product Management. Before joining the Company, Mr. Erickson was at ICG, where he was Vice President of Marketing & Product Management from 2004 to 2006. Prior to ICG, Mr. Erickson was at Level 3, where he held various roles including Internet, transport and infrastructure product management and corporate strategy/development. Mr. Erickson began his career at PricewaterhouseCoopers in the audit and financial advisory services groups. Mr. Erickson received his B.S. in Accounting from Colorado State University.
Chris Morley has served as President, Sales and Marketing since April 1, 2014 and previously served as President of IP, Colocation, and Ethernet since May 2012 and the Network Control Center since June 2013 and President of Waves and SONET since December 2013. Mr. Morley joined the Company in 2009 and served as Chief Financial Officer and Head of Product Management for the Zayo Bandwidth business unit until December 2010. From December 2010 through May 2012, Mr. Morley served as the President of zColo. From 2008 until joining the Company in 2009, Mr. Morley acted as an independent consultant advising operating companies and private equity investors on strategy, merger and acquisition due diligence, execution, and operational improvements. During 2006 and 2007, Mr. Morley served as part of the management team for One Communications Corporation, serving as Chief Integration Officer and the Executive Vice President of Operations and Networks. From 1999 to 2006, Mr. Morley served as part of the management team for Conversent Communications, LLC, serving as Executive Vice President of Operations and Engineering. Mr. Morley received his B.S. in Finance from the University of Denver.
Directors
Philip Canfield has served as a Director since July 2012. Mr. Canfield is a Managing Director of private equity firm GTCR LLC and currently co-heads GTCR’s Information Services & Technology investment team. Mr. Canfield joined GTCR in 1992 and became a Principal in 1997. From 1990 to 1992, he worked in the Corporate Finance Department at Kidder, Peabody and Company. Mr. Canfield formerly served as a director of Solera Holdings and currently serves on several private company boards. He holds an M.B.A. from the University of Chicago and a B.B.A. in finance with high honors from the Honors Business Program at the University of Texas. Mr. Canfield was appointed Director as a result of his extensive experience in corporate finance and in the telecommunications industry.
Gillis Cashman has served as a Director since May 2007. Mr. Cashman currently serves as a Managing Partner of M/C Partners, a private equity firm where he focuses on telecom and media infrastructure. He joined M/C Partners as an associate in 1999 and was promoted to partner in 2006 before his appointment to his current position in 2007. From 1997 to 1999, he was with Salomon Smith Barney in the Global Telecommunications Corporate Finance Group, where he focused on mergers and acquisitions in the wireline and wireless segments of the telecommunications industry. Mr. Cashman currently serves on several private company boards. Mr. Cashman received an AB in economics from Duke University. Mr. Cashman was appointed Director as a result of his merger and acquisition experience and portfolio company management evidenced by his current position at M/C Partners, where he leads the Broadband Infrastructure and Services portion of the M/C Partners portfolio.
Michael Choe has served as a Director since March 2009 and is the Chairman of the Compensation Committee. Mr. Choe is currently a Managing Director and President at Charlesbank Capital Partners LLC, a private equity firm where he is responsible for executing and monitoring investments in companies. He joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1997, and was appointed as Managing Director in 2006. Prior to that he was with McKinsey & Company, where he focused on corporate strategy work in energy, health care, and media. Mr. Choe graduated from Harvard University with a B.A. in Biology. Mr. Choe currently serves on several private company boards. Mr. Choe was appointed Director as a result of his extensive experience with mergers and acquisitions of middle-market companies.
Stephanie Comfort has served as a Director since July 2013. Ms. Comfort has been an advisory partner with Genesis, Inc., a Denver-based consultancy since June 2013 where she provides strategy and investor relations consulting to companies in a broad range of industries. Prior to Genesis, Stephanie was Executive Vice President, Corporate Strategy and Development at CenturyLink. Serving in the same role at Qwest Communications International, she was one of four senior executives selected to join the CenturyLink Leadership Team, post-merger. During her ten years at both companies, Ms. Comfort’s responsibilities included corporate strategy, product innovation, brand strategy, investor relations and mergers and acquisitions. Before joining Qwest, Ms. Comfort held various management and analyst positions including 18 years covering the Telecommunications Services sector as a top-ranked sell-side analyst on Wall Street. Stephanie joined Qwest in 2002 from Morgan Stanley where she served as senior telecommunications services analyst, and was recognized as an “All-Star Analyst” by Institutional Investor Magazine and a “Top Stock Picker” by the Wall Street Journal. Stephanie holds an MBA from The Wharton School and a BA in Economics from Wellesley College. Ms. Comfort was appointed Director as a result of her experience in the telecommunications industry, specifically as it relates to operating companies, and her Wall Street investment experience.

Rick Connor has served as a Director and Chairman of the Audit Committee since June 2010. Mr. Connor is currently retired. Prior to his retirement in 2009, he was an audit partner with KPMG LLP where he served clients in the telecommunications, media, and energy industries for 38 years. From 1996 to 2008, he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor was appointed Director and the Chairman of the Audit Committee as a result of his extensive technical accounting and auditing background, knowledge of SEC filing requirements and experience with telecommunications clients. Mr. Connor is a member of the Board of Directors and Chairman of the Audit Committee of Antero Resources Corporation, an independent oil and natural gas corporation. Mr. Connor is also a member of the Board of Directors and Chairman of the Audit Committee of Centerra Gold, Inc., a Toronto based gold mining company listed on the Toronto Stock Exchange.
Don Gips has served as a Director since July 2013. Mr. Gips served as the United States Ambassador to South Africa from July 2009 until January 2013 and is currently a Senior Counselor at the Albright Stonebridge Group, a global strategy firm headquartered in Washington, DC. He also serves as a Senior Advisor to the Blackstone Group and a Venture Partner at Columbia Capital. He is also the chairman of the U.S. Chamber of Commerce’s U.S.-South Africa Business Council. Mr. Gips served as assistant to President Obama on the Presidential Transition Team and then served in the White House, where he ran the office of Presidential Personnel. Mr. Gips previously served in the White House during the Clinton administration, working as Chief Domestic Policy Advisor to Vice President Al Gore. From 1998-2008, Mr. Gips was Group Vice President of Global Corporate Development for Level 3 Communications. Mr. Gips also served as Chief of the International Bureau at the Federal Communications Commission where he was responsible for WTO negotiations and spectrum policy. Before entering government, he was a management consultant to Fortune 500 companies at McKinsey & Company. Mr. Gips received an MBA from the Yale School of Management where he was recently honored as a Donaldson Fellow and received his undergraduate degree from Harvard University. Mr. Gips was appointed Director as a result of his extensive experience in the telecommunications industry.
Linda Rottenberg has served as a Director since May 2014. Ms. Rottenberg is the chief executive officer of Endeavor Global, Inc., a global nonprofit organization that she co-founded in 1997 and that catalyzes economic growth by selecting, mentoring and accelerating high-impact entrepreneurs around the world. In addition to her responsibilities at Endeavor, Ms. Rottenberg serves on the advisory council of the Abraaj Group and on the World Economic Forum’s global steering committee on entrepreneurship. Ms. Rottenberg earned a law degree at Yale Law School and a bachelor’s degree from Harvard University. Ms. Rottenberg was appointed Director as a result of her extensive experience in entrepreneurship, innovation, business development, and leadership.
Committees of the Board
Our board of directors currently has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities. The composition, duties, and responsibilities of our committees are as set forth below.
Audit Committee
Our Audit Committee is currently composed of Mr. Connor, Mr. Cashman, and Ms. Comfort.
Our board of directors has determined that Mr. Connor qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee
Our Compensation Committee is currently composed of Mr. Choe, Mr. Gips, and Ms. Comfort.
Nominating and Governance Committee
Our Nominating and Governance Committee is currently composed of Mr. Canfield, Mr. Choe, and Ms. Rottenberg. Each of the Nominating and Governance Committee Members are non-employee members of the board.
Code of Ethics
We have adopted a written code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose such events on our website or in a report on Form 8-K within four business days of such event. This code of conduct is available in the “Corporate Governance” section of our website at http://www.zayo.com/investors.
Risk Oversight
Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Risk Considerations in Compensation Programs
We conducted an assessment of our compensation policies and practices for our employees and concluded that these policies and practices are not reasonably likely to have a material adverse effect on our Company.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for our named executive officers for Fiscal 2014. When we refer to “named executive” or "named executive officer" in this section, we mean the five executives listed in the Summary Compensation Table, below.
Compensation Objectives
The Company has developed a talent philosophy statement that guides our compensation objectives and practices. The talent philosophy articulates the characteristics of employees that we seek to attract and retain in our quest to achieve our mission; it also captures the culture that we seek to foster in support of our mission.
Talent Philosophy.    The Company seeks to be the employer of choice for highly skilled, entrepreneurial employees who are integral to being the premier provider of bandwidth infrastructure services. Specifically, the Company targets employees that:

•	are top quartile talent, which is essential to be the premier provider;

•	are entrepreneurial, to foster an innovative environment and thought leadership, and an organization that thrives on change;

•	are customer oriented, to seek out simple and innovative ways to enamor our customers;

•	are technically adept, to ensure operational, network engineering and software development strength;

•	are interested in professional development, so we can develop future leadership and innovation;

•	are financially astute, given our over-riding equity IRR guiding principle and financially oriented culture;

•	value equity ownership, as we want employees who are motivated by participating in value creation for our stakeholders; and

•	are highly diverse, as a diverse workforce is more effective and fosters a healthier work environment.
The objective of our compensation program is to enable us to attract and retain employees consistent with our talent philosophy, while rewarding and incentivizing our employees to achieve the Company’s mission. The first component of our compensation objectives is aggregate compensation levels that map to top quartile levels relative to those companies with which we compete for employees in order to obtain top quartile talent. The second component of our compensation objectives is the mix of current (cash) compensation and long-term compensation (equity), which is weighted towards long-term compensation in order to align interests of employees with those of investors. The third component of our compensation objectives is a focus on performance reflected in equity compensation currently denominated in common units that only generate value if there is an increase in the equity value of the Company after the date of grant. Substantially all of our employees have a material portion of their compensation tied to the Company’s performance, and a large portion of the overall compensation of our executives is comprised of long-term compensation.
Elements of Executive Compensation
The components of compensation for our executives are base salary, quarterly non-equity incentive compensation, equity participation, and benefits. In addition, in limited circumstances, the Compensation Committee may exercise its discretion to pay other cash bonuses. Total compensation is targeted in the top quartile for the industry and is based on the executive’s experience, historical performance and demands of the position. Total compensation increases based on the position and increased responsibility. Pursuant to our objective of aligning our executives’ interests with the interests of our equity holders, we create compensation packages that target top quartile industry levels by combining base salaries that are at or below industry levels with bonuses and equity incentives that are at or above industry levels. The percentage of compensation that is “at risk” also increases with position and responsibility. “At risk” compensation includes potential quarterly payouts under our non-equity incentive compensation plan and long-term incentive awards. Executives with greater roles in, and responsibility for, achieving our performance goals bear a greater proportion of the risk that those goals are not achieved and receive a greater proportion of the rewards if goals are met or surpassed.
Base Salary.    We provide our executives with a base salary to provide them with an immediate financial incentive. Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive and (3) expected contributions by the executive. Base salaries are generally below our peer companies. Base salaries are approved by the Board’s Compensation Committee and are based on the recommendation of our CEO, Mr. Caruso. Base salaries may be reviewed and adjusted from time to time based on individual merit, promotions or other changes in job responsibilities. There are no automatic increases in base salary.
During Fiscal 2014, Mr. Caruso, Mr. Morley, Mr. Erickson and Ms. Copeland each received an increase in base salary. Mr. Caruso’s base salary increased from $10,961 per annum to $400,000 per annum in conjunction with his entrance into a new employment agreement and the completion of vesting on his previously issued preferred units. Mr. Morley’s base salary increased from $200,000 per annum to $220,000, Mr. Erickson’s base salary increased from $200,000 per annum to $230,000 per annum and, Ms. Copeland’s base salary increased from $160,000 per annum to $200,000 per annum, in each case reflecting the increased scope and scale of the executives’ responsibilities largely resulting from the Fiscal 2013 and Fiscal 2014 acquisitions.
Non-Equity Incentive Compensation Plan.    We also have a quarterly non-equity incentive compensation plan in which most of our full-time, non-sales employees, including our executives, participate. Similar to base salaries, this plan provides our executives with potential cash payments that act as an incentive for current performance, while also encouraging behavior that is consistent with our long-term goals.
We make non-equity incentive compensation plan payments to participating executives if quarterly financial performance targets and certain qualitative business unit and corporate objectives are met. The financial targets and business unit and corporate objectives are proposed by the CEO (who has historically not participated in the non-equity incentive compensation plan) and are approved by the Compensation Committee. Our CEO recommends to the Compensation Committee the quarterly payouts under this plan, from 0% to 200% of target payout, based on the achievement of the financial performance targets and his assessment of business unit and corporate objectives. The actual financial results may be adjusted up or down to account for certain non-recurring or unusual events, if approved by the Compensation Committee.
In Fiscal 2014, the quantitative performance threshold that formed the primary basis for non-equity incentive compensation plan payments was equity IRR. Equity IRR is calculated for each fiscal quarter payment on a rolling three quarter basis including the two quarters ending in the payout period and one quarter of forecasted performance. The threshold ranges and associated payout ranges for each quarter in Fiscal 2014 were as follows:

Equity IRR Performance Threshold	Non-Equity Incentive Compensation Plan Payout of Target
Between 10% - 15%	0% - 50%
Between 15% - 25%	50% -100%
Between 25% - 35%	100% -150%
> 35%	150% -200%

Actual payouts under the plan are determined based on our CEO’s evaluation of performance against the quantitative performance thresholds, qualitative business unit and qualitative corporate objectives and are approved by our Compensation Committee.

The table below shows the total target payouts and actual payouts under the non-equity incentive compensation plan for Fiscal 2014 for our named executive officers.

Name	Plan Target Payout	Plan Actual Payout
Daniel Caruso	$—	$—
Kenneth desGarennes	$120,000	$127,500
Chris Morley	$110,000	$108,359
Matt Erickson	$115,000	$119,727
Stephanie Copeland	$67,000	$70,048

Upon reevaluating the current ratio of base salary, non-equity incentive compensation and equity compensation of our named executives, we may increase their non-equity incentive compensation plan targets in connection with any increase in their base salaries with the approval of the Compensation Committee.

In Fiscal 2014, Mr. Morley’s, Mr, Erickson’s and Ms. Copeland’s plan target payouts were each increased in conjunction with the aforementioned increase in their base salaries. Our CEO, Mr. Caruso, does not earn a quarterly payment under the non-equity incentive compensation plan and while his base salary was increased in Fiscal 2014, there was no change to his participation in the non-equity incentive compensation plan.

In the first quarter of Fiscal 2014, measured equity IRR was 29% indicating a non-equity incentive compensation plan payout of 100% to 150% of target. Actual payouts for the first quarter of Fiscal 2014 by named executive officer were as follows.

Named Executive Officer	Non-Equity Incentive Compensation Plan Payout of Target
Daniel Caruso	—%
Kenneth desGarennes	125%
Chris Morley	125%
Matt Erickson	125%
Stephanie Copeland	125%

At 125%, actual payouts for each named executive officer were in the middle of the payout range corresponding to the equity IRR performance threshold. Our CEO and Compensation Committee also evaluated performance against qualitative business unit and corporate objectives during the quarter. No adjustments related to business unit or corporate objectives were made to actual payouts for the first quarter of Fiscal 2014.

In the second quarter of Fiscal 2014, measured equity IRR was 21% indicating a non-equity incentive compensation plan payout of 50% to 100% of target. Actual payouts for the second quarter of Fiscal 2014 by named executive officer were as follows.

Named Executive Officer	Non-Equity Incentive Compensation Plan Payout of Target
Daniel Caruso	—%
Kenneth desGarennes	25%
Chris Morley	—%
Matt Erickson	25%
Stephanie Copeland	50%

While a 21% measured equity IRR indicated a payout in the 50% - 100% of target, actual payouts were 25% for Mr. desGarennes and Mr. Erickson. Mr. Morley’s 0% payout reflects his election to forgo a payout during the quarter in order to allocate additional non-equity incentive compensation to his direct reports. The reduction from the indicated payout was a result of an evaluation performance against other qualitative business unit and corporate objectives, most notably the lower than anticipated adjusted EBITDA growth rate. Ms. Copeland’s actual payout at 50% reflected the relatively strong performance against business unit objectives of the business units for which she was responsible.

In the third quarter of Fiscal 2014, measured equity IRR was 25% indicating a non-equity incentive compensation plan payout of 100% to 150% of target. Actual payouts for the third quarter of Fiscal 2014 by named executive officer were as follows.

Named Executive Officer	Non-Equity Incentive Compensation Plan Payout of Target
Daniel Caruso	—%
Kenneth desGarennes	175%
Chris Morley	169%
Matt Erickson	166%
Stephanie Copeland	147%

For all named executives who participate in the plan, actual payouts for the quarter were above the 100% - 150% of targeted indicated by the equity IRR performance. In each case, the excess payout was a reflection of success against qualitative business unit and corporate objectives. The primary factors impacting the success against business unit and corporate objectives were the favorable net installs (amount by which installs exceeded churn) and growing bookings.

In the fourth quarter of Fiscal 2014, measured equity IRR was 24% indicating a non-equity incentive compensation plan payout of 50% to 100% of target. Actual payouts for the fourth quarter of Fiscal 2014 by named executive officer were as follows.

Named Executive Officer	Non-Equity Incentive Compensation Plan Payout of Target
Daniel Caruso	—%
Kenneth desGarennes	140%
Chris Morley	120%
Matt Erickson	135%
Stephanie Copeland	75%

The named executives’ disparate payouts reflect the relative performance of the operating segments they are responsible for in the case of Mr. Erickson and Ms. Copeland and qualitative adjustments in the case of Mr. desGarennes and Mr. Morley. The Physical Infrastructure segment, of which Mr. Erickson is President, achieved a measured equity IRR above the Company level of 24%, while the Lit Services segment, of which Ms. Copeland is President, achieved a measured equity IRR below the Company level. Payments for Mr. desGarennes and Mr. Morley were in recognition of completion of various qualitative business unit and corporate objectives, including the substantial completion of three targeted acquisitions and significant preparatory work for the initial public offering of our parent company.

Equity.     A significant percentage of total compensation for our executives consists of long-term incentive compensation in the form of equity. We believe equity ownership encourages executives to behave like owners and provides a clear link between the interest of executives and those of equity holders. In support of our compensation objectives, the value of equity compensation is generally above what management estimates to be the industry median, so that when combined with below or at median salaries and non-equity incentive compensation, they create total compensation in the top quartile of our industry generally.

Certain employees, including our executives, have been granted common units in CII, our indirect parent company prior to this offering. Upon a distribution at CII, the holders of common units are entitled to share in the proceeds of a distribution after certain obligations to the preferred unit holders are met. See Note 12—Equity to our audited consolidated financial statements for additional information on member’s equity of CII, including the common units.

Certain executives also received preferred units in CII. The preferred unit holders are not entitled to receive dividends or distributions (although CII may elect to include holders of preferred units in distributions at its discretion). Upon a distribution at CII the holders of preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80% to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15% to 20%, depending on the aggregate of the preferred holders’ return on their investments.

Common units are awarded to executives upon hiring, and thereafter, at the discretion of the Compensation Committee based on the executives’ past or expected role in increasing our equity value. All of the granted common units are subject to the terms of employee equity agreements covering vesting and transfer, among other terms.

The Company makes grants of CII common units under its long-term incentive plan on a periodic basis (typically approximately every six months) and in conjunction with significant corporate events (acquisitions). During Fiscal 2014, the Company made three incremental grants of equity: Class I, Class J and Class K. Each of Class I and Class J grants were broad based grants to primarily existing employees. The Class K grant was more limited in nature and primarily targeted at newer employees who had not received significant grants in previous periods.

Each of the named executive officers received grants of Class I and Class J (but not Class K) common units during Fiscal 2014. These grants were consistent with our overall compensation objectives and we believe, in conjunction with the other elements of executive compensation, place our named executives’ compensation in the top quartile of our peers. In making the Fiscal 2014 equity grants, our CEO and Compensation Committee evaluated a number of factors, including the following:

• previous equity grants and current fair value;
• pro-forma ratio of vested to non-vested equity;
• total amount of Class I and Class J grants and implied dilution;
• recent performance of named executive officer and expectations for future contribution; and
• total annual compensation.

In evaluating the performance of the executives for purposes of the equity grants the CEO and Committee reviewed the equity IRR performance of the business units and the overall performance of the functions that directly reported to the executive. In the case of Mr. Caruso and Mr. desGarennes the primary focus was on the performance of the Company overall, including measured equity IRR. Ultimately, given the structure of the common units, the grants will only have realizable value if the Company’s overall equity value increases after the grant date and there is a liquidity event, and as such the CEO and committee used percentage of total grant to assist in the determination of such grants. The table below shows the percentage of each class of common units granted that the named executives received in Fiscal 2014.

Named executive/Equity class	Grant % of Total Equity Class
Daniel Caruso
Common I	27.2%
Common J	25.5%
Kenneth desGarennes
Common I	8.0%
Common J	7.0%
Chris Morley
Common I	1.9%
Common J	2.6%
Matt Erickson
Common I	5.3%
Common J	2.6%
Stephanie Copeland
Common I	0.4%
Common J	0.9%

Mr. Caruso has consistently received approximately 25% of the common units granted in a given class (with the exception of smaller classes largely targeted at select newer employees). Mr. Caruso’s grants in Fiscal 2014 are consistent with the Compensation Committee’s and Board’s evaluation of Mr. Caruso’s strong performance in setting Company strategy, growing the business and leading the organization. The amount of Mr. Caruso’s equity also reflects the fact that he received no non-equity based incentive compensation.

Mr. desGarennes’ grants in Fiscal 2014 reflect the recommendation of the CEO and approval of the Compensation Committee based on his past and expected continued effectiveness in leading the Company’s accounting, finance, tax, legal, corporate development and investor relations activities.

Mr. Morley’s grants in Fiscal 2014 reflect the CEO’s and Compensation Committee’s recognition of his broad experience leading various components of our business over time. Most recently Mr. Morley assumed responsibility for all sales and marketing related functions. Mr. Morley’s equity grants in conjunction with an increase in base salary are a result of his versatility and capabilities as a member of the executive team.

Mr. Erickson’s grants in Fiscal 2014 were deemed appropriate by the CEO and Compensation Committee given his large scope of responsibility over one of our three operating segments (Physical Infrastructure) and many of the core functional areas of the business. Combined with the increase in Mr. Erickson’s base salary during the Fiscal year, the equity grants are anticipated to provide annual compensation in the top quartile of our peers.

Ms. Copeland’s grants in Fiscal 2014 were recommended by the CEO and approved by the Compensation Committee based on her continued increase in scope and responsibility, most recently as the President of one of our operating segments (Lit Services).

Benefits. We offer our executives the same health and welfare benefit and disability plans that we offer to all of our employees. These benefits are consistent with industry norms and combined with the other elements of executive compensation are necessary to be competitive with peers in attracting and retaining talent. Determination of Executive Compensation

Our CEO, Mr. Caruso, makes recommendations to the Compensation Committee regarding the total compensation of each executive (excluding himself), including base salary, non-equity incentive compensation, and equity participation as well as the financial targets, business unit and corporate objectives which determine non-equity incentive compensation payouts. The Compensation Committee considers the CEO’s recommendations in consultation with the full Board, and makes all final decisions for the total amount of compensation and each element of compensation for our executives, including Mr. Caruso.

Mr. Caruso and the Compensation Committee use their general knowledge of the compensation practices of other similar telecommunications companies and other private equity-owned companies in the formulation of their recommendations and decisions. The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to our employees in general, including our executives, are handled by company management and our third-party service provider, ADP.

Employment and Equity Arrangements

During Fiscal 2014, our named executives have been granted the following common units in CII as equity compensation for services rendered.

Named executive/Equity class	Units(1)	First vesting date	Vesting end	Grant date fair value(2)
Daniel Caruso
Common I	11,982,893	8/15/2014	8/15/2016	$3,235,381
Common J	14,964,119	2/15/2015	2/15/2017	$3,292,106
Ken desGarennes
Common I	3,531,331	8/15/2014	8/15/2016	$953,459
Common J	4,097,330	2/15/2015	2/15/2017	$901,413
Chris Morley
Common I	844,737	8/15/2014	8/15/2016	$228,079
Common J	1,549,982	2/15/2015	2/15/2017	$340,996
Matt Erickson
Common I	2,326,336	8/15/2014	8/15/2016	$628,111
Common J	1,537,947	2/15/2015	2/15/2017	$338,348
Stephanie Copeland
Common I	182,992	8/15/2014	8/15/2016	$49,408
Common J	519,536	2/15/2015	2/15/2017	$114,298
(1)    Classes I and J common units vest 33.33% on the first vesting date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.
(2)    Grant date fair value was measured at the end of the quarter in which the grant was made. Amounts represent the grant date fair value of $0.27 per unit for the Class I and $0.22 per unit for the Class J.

Accelerated Vesting. Under the respective Employee Equity Agreements for Messrs. desGarennes, Morley, and Erickson and Ms. Copeland, each of their unvested Units will immediately vest five months after the consummation of a sale of CII, provided that the relevant employee has remained continuously employed from the date of the relevant Employee Equity Agreement through the date of such sale and does not voluntarily terminate his employment prior to the expiration of such five months, and (i) all of the consideration paid in respect of such sale consists of cash or certain marketable securities or (ii) in the event that the consideration consists of other than cash or such securities, the board of directors of CII determines that such sale does not constitute a management control acquisition. For purposes of such Employee Equity Agreement, a “sale” of CII means any of (a) a merger or consolidation of CII or its subsidiaries into or with any other person or persons, or a transfer of units in a single transaction or a series of transactions, in which in any case the members of CII or the members of its subsidiaries immediately prior to such merger, consolidation, sale, exchange, conveyance or other disposition or first of such series of transactions possess less than a majority of the voting power of CII’s or its subsidiaries’ or any successor entity’s issued and outstanding capital securities immediately after such transaction or series of such transactions; or (b) a single transaction or series of transactions, pursuant to which a person or persons who are not direct or indirect wholly-owned subsidiaries of CII acquire all, or substantially all, of CII’s or its subsidiaries’ assets determined on a consolidated basis, in each case, other than (i) the issuance of additional capital securities in a public offering or private offering for the account of CII or (ii) a foreclosure or similar transfer of equity occurring in connection with a creditor exercising remedies upon the default of any indebtedness of CII. Further, for purposes of such Employee Equity Agreement, “management control acquisition” is defined as a sale of CII with respect to which (i) immediately prior to such sale of CII, Dan Caruso is serving CII as chief executive officer and (ii) after giving effect to the consummation of the sale of CII, Dan Caruso is the chief executive officer of the combined company resulting from such sale of CII.

Employment Agreement. Dan Caruso is a founder of the Company and its subsidiaries and owns a substantial amount of equity of CII. Mr. Caruso currently acts as our Chief Executive Officer. Mr. Caruso is party to an employment agreement effective February 15, 2014. Under the terms of that employment agreement, Mr. Caruso reports directly to the Boards of Managers of CII and ZGL for a term expiring July 2, 2017, unless earlier terminated under the terms thereof. Mr. Caruso will initially receive a base salary of $400,000 per annum, which amount will be renegotiated on an annual basis, and will also be eligible to participate in other benefit plans generally available to our senior executive officers. The employment agreement may be terminated by Mr. Caruso, CII or us for any or no reason at any time subject to certain conditions. If Mr. Caruso resigns for Good Reason or is terminated without Cause (as such terms are defined in the employment agreement), or upon his death, he will be entitled to receive his base salary through the termination date and any accrued benefits, and all of his unvested common units will immediately be deemed fully vested as of the termination date. Mr. Caruso is restricted from participating in a competing business and soliciting our current customers or hiring our existing employees or contractors through July 2, 2017, except that these restrictions will not apply to Mr. Caruso in the event of a Company sale, his termination without Cause or his voluntary resignation with Good Reason or in certain other circumstances set forth in the employment agreement.

The employment agreement also confirmed that Mr. Caruso’s previously issued equity compensation awards of common units and preferred units in CII fully vested as of February 15, 2014, except with respect to certain unvested common units that vest as provided in Schedule A to the employment agreement. In accordance with Schedule A, Mr. Caruso’s unvested common units will vest one-third on the first anniversary of the grant date and thereafter one-thirty sixth of the total number of units in the grant will vest each month until fully vested on the third anniversary of the grant date. We have the right to repurchase vested units held by Mr. Caruso at fair market value upon a breach by Mr. Caruso of any term of his employment agreement or certain other agreements with us. Mr. Caruso is also eligible to participate in our non-equity incentive programs for executive officers but did not participate in Fiscal 2014.and is not expected to participate in future periods.

Also on February 15, 2014, we and CII approved an advance distribution of cash to Mr. Caruso in respect of his common units in the amount of $3,000,000 pursuant to a letter agreement with Mr. Caruso. Accordingly, Mr. Caruso will forfeit the first $3,000,000 in future distributions made in respect of his common units under CII’s Fourth Amended and Restated Limited Liability Company Agreement, dated December 13, 2012 as further amended by the First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement, dated July 1, 2013 (the “CII Operating Agreement”).
We do not maintain any employment agreements with any of our other named executive officers.

Summary Compensation Table
The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our named executive officers in Fiscal 2014 and Fiscal 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation($)		Total($)
Daniel Caruso	2014	270,317	6,527,487	—	—		6,797,804
Chief Executive Officer	2013	10,951	17,920,646	—	—		17,931,597
Kenneth desGarennes	2014	240,000	1,854,872	120,000	—		2,214,872
Chief Financial Officer	2013	240,000	7,865,262	210,000	—		8,315,262
Chris Morley	2014	215,000	569,075	112,109	—		896,184
President, Sales and Marketing	2013	200,000	2,034,084	168,750	—		2,402,834
Matt Erickson	2014	222,500	966,459	122,227	—		1,311,186
President, Zayo Physical Infrastructure	2013	200,000	3,004,712	181,250	—		3,385,962
Stephanie Copeland	2014	169,384	163,706	59,048	—		392,138
President, Zayo Lit Services	2013	160,000	882,605	59,500	60,000	(3)	1,162,105

(1)    Amounts shown reflect the fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-10, for the fiscal years ended June 30, 2014, and June 30, 2013. Grant date fair value was measured at the end of the quarter in which the grant was made. Assumptions used to determine these values can be found in Note 14 - Fair Value Measurements of our audited consolidated financial statements.
(2)    Comprises compensation earned in the respective year under our quarterly non-equity incentive plan, which we describe under " - Compensation Discussion and Analysis - Elements of Executive Compensation - Non-Equity Incentive Compensation Plan."
(3)    Ms. Copeland received additional cash compensation in Fiscal 2014 intended to compensate her for taxes incurred on the fair market value of the Class F common units that she received.
Grants of Plan Based Awards in Fiscal 2014
The following table provides information about grants of plan-based awards to our named executive officers in Fiscal 2014 and non-equity incentive plan award information for Fiscal 2014:

					All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock($)(3)
		Fiscal 2014 Non-Equity Incentive Plan Target(1)			Stock or
Name	Grant Date	Threshold	Target ($)	Maximum	Units (#)(2)
Daniel Caruso	8/15/2013	—	—	—	11,982,893	3,235,381
	2/15/2014	—	—	—	14,964,119	3,292,106
Kenneth desGarennes	N/A	—	120,000	240,000	—	—
	8/15/2013	—	—	—	3,531,331	953,459
	2/15/2014	—	—	—	4,097,330	901,413
Chris Morley	N/A	—	110,000	220,000	—	—
	8/15/2013	—	—	—	844,737	228,079
	2/15/2014	—	—	—	1,549,982	340,996
Matt Erickson	N/A	—	115,000	230,000	—	—
	8/15/2013	—	—	—	2,326,336	628,111
	2/15/2014	—	—	—	1,537,947	338,348
Stephanie Copeland	N/A	—	67,000	134,000	—	—
	8/15/2013	—	—	—	182,992	49,408
	2/15/2014	—	—	—	519,536	114,298

(1)    These figures represent the threshold, target and maximum annual cash payout opportunity for each executive under our non-equity incentive compensation plan during Fiscal 2014 (See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Non-Equity Incentive Compensation Plan” for additional information regarding this plan and the actual payouts for Fiscal 2014).
(2)    The awards shown in this column vest over three years, 33.33% on the first anniversary of the grant date and the remaining units vest pro-rata on a monthly basis over a period of two years after the first vesting date.
(3)    Grant date fair value was measured at the end of the quarter in which the grant was made.
Outstanding Equity Awards at 2014 Fiscal Year End
The table below lists the number and value of CII equity awards that have not vested at year end of Fiscal 2014:

	Number of Shares or Units of Stock that		Market Value of Shares or Units of Stock that have not
Name	have not Vested (#)		Vested ($)(1)
Daniel Caruso	61,747,655	(2)(7)	38,616,230
Kenneth desGarennes	23,870,232	(3)(8)	16,113,226
Chris Morley	6,624,875	(4)(9)	4,343,859
Matt Erickson	9,923,207	(5)(10)	6,587,311
Stephanie Copeland	1,924,981	(6)(11)	1,324,225

(1)	Market value is based on the following fair value estimates at the end of Fiscal 2014.

Class	Fair Value
Preferred Unit C	$9.06
Common Unit A	$2.47
Common Unit B	$2.22
Common Unit C	$1.92
Common Unit D	$1.86
Common Unit E	$1.62
Common Unit F	$1.44
Common Unit G	$0.82
Common Unit H	$0.70
Common Unit I	$0.45
Common Unit J	$0.33

(2)	Includes unvested Class F, G, H, I and J Common Units.

(3)	Includes unvested Class F, G, H, I and J Common Units.

(4)	Includes unvested Class F, G, H, I and J Common Units.

(5)	Includes unvested Class F, G, H, I and J Common Units.

(6)	Includes unvested Class F, G, H, I and J Common Units.
(7) 39,971,731, 17,784,848 and 3,991,076 units will vest during Fiscal 2015, 2016 and 2017, respectively.
(8) 14,575,746, 7,087,778 and 3,991,076 units will vest during Fiscal 2015, 2016 and 2017, respectively.
(9) 3,984,640, 1,974,176 and 666,058 units will vest during Fiscal 2015, 2016 and 2017, respectively.
(10) 6,167,824, 2,773,466 and 981,916 units will vest during Fiscal 2015, 2016 and 2017, respectively.
(11) 1,329,641, 469,721 and 125,619 units will vest during Fiscal 2015, 2016 and 2017, respectively
Option Exercises and Stock Vested in 2014
The table below sets forth the CII equity awards that vested during Fiscal 2014:

Name	Number of Shares or Units of Stock that Vested in 2014 (#)	Market Value of Shares or Units of Stock that Vested in 2014 ($)(1)
Daniel Caruso	43,992,491	39,206,710
Kenneth desGarennes	18,922,194	17,393,910
Chris Morley	4,906,412	4,535,580
Matt Erickson	7,492,748	6,969,441
Stephanie Copeland	1,738,271	1,554,198

(1)	See “– Compensation Discussion and Analysis – Outstanding Equity Awards at 2014 Fiscal Year End” for June 30, 2014 fair value estimates by class.
Pension Benefits for Fiscal 2014
We do not maintain a defined benefit pension plan, and there were no pension benefits earned by our executives in the year ended June 30, 2014.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering our executives.
Potential Payments upon Termination or Change-in-Control
As a general practice the executives are not entitled to any payments upon termination or change-in-control other than those rights provided in the Employee Equity Agreements. See “– Item 11: Executive Compensation – Compensation Discussion and Analysis — Employment and Equity Arrangements” above for information regarding vesting of equity in CII upon a change of control of CII. The following table sets forth information about the market value of CII unvested units held by each of the named executive officers which would have accelerated upon a change in control on the last day of Fiscal Year 2014:

Name	Market Value of Unvested Units as at June 30, 2013 that would vest upon Change in Control ($)(1)	Market Value of Unvested Units as at June 30, 2014 that would vest upon resignation for good reason, termination without cause or death
Daniel Caruso	$38,616,230	$38,616,230
Kenneth desGarennes	$16,113,226	$—
Chris Morley	$4,343,859	$—
Matt Erickson	$6,587,311	$—
Stephanie Copeland	$1,324,225	$—
(1)    See “– Outstanding Equity Awards at 2014 Fiscal Year End” for June 30, 2014 fair value estimates by class.
Director Compensation
During Fiscal 2014, our Board was comprised of our Chief Executive Officer, representatives from a subset of our private equity investors, and four outside, non-employee directors. Neither our employee directors nor the director representatives from our private equity investors received any compensation for their services on either the Board or Committees of the Board during Fiscal 2014. The following table details the compensation paid to our non-employee directors that served on the Board during Fiscal 2014. Ms. Rottenberg was appointed as an outside, non-employee director effective May 9, 2014 and did not receive compensation for her services during
Fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Non-equity Incentive Plan ($)	All other Compensation ($)(3)	Total($)
Rick Connor	$42,500	$321,010	$—	$146,362	$509,872
Don Gips	$35,000	$201,538	$—	$117,342	$353,880
Stephanie Comfort	$37,500	$211,766	$—	$127,017	$376,283
Linda Rottenberg	$—	$261,756	$—	$—	$261,756
(1)    As of June 30, 2014, each independent board member held the following numbers of outstanding unvested units: Mr. Connor—66,667 Class F common units, 343,069 Class G common units, 357,600 Class H common units, 306,512 Class I common units, 18,896 Class J common units and 27,447 Class C preferred units;
Mr. Gips—179,647 Class H common units, 16,148 Class I common units, 45,000 Class J common units and
21,958 Class C preferred units; Ms. Comfort—194,617 Class H common units, 17,494 Class I common units,
18,896 Class J common units and 23,788 Class C preferred units; Ms. Rottenberg—33,260 Class C preferred units.
(2)    Grant date fair value was measured at the end of the quarter in which the grant was made.
(3)    Mr. Connor, Mr. Gips and Ms. Comfort each received additional cash compensation in Fiscal 2014 intended to compensate them for the taxes incurred on the fair market value of the Class C Preferred and Class H Common Units received.

During Fiscal 2014, the independent board member compensation plan consists of an annual retainer of $30,000 for each independent director for their Board membership and separate annual fees for committee chairmanship and membership. These separate fees for independent directors are comprised of an annual fee of $12,500 for the chairmanship of the audit committee and $5,000 for the chairmanship of the compensation and nominating and governance committees. In addition, each independent director who is a member, other than the chairman, of the audit committee receives an annual fee of $5,000, and an independent director who is a member, other than the chairman, of the compensation committee or nominating and governance committee receives an annual fee of $2,500.

During Fiscal 2014, Mr. Connor was granted 24,447 Class C Preferred Units and 224,558 Class H, 306,512 Class I, and 18,896 Class J Common Units, of which 33.3% vested on July 1, 2014 for the Class C Preferred Units and Class H Common Units and August 15, 2014 and February 15, 2015 for the Class I and Class J Common Units, and the remainder will vest pro rata on a monthly basis over the two-year periods ending on July 1, 2016 for the Class C Preferred Units and Class H Common Units and August 15, 2016 and February 15, 2017 for the Class I and Class J Common Units. The grant date fair value of Mr. Connor’s Class C Preferred Units and Class H, Class I and Class J Common Units was $148,763 and $85,332, $82,758, and $4,157, respectively.

During Fiscal 2014, Mr. Gips was granted 21,958 Class C Preferred Units and 179,647 Class H, 16,148 Class I, and 45,000 Class J Common Units, of which 33.3% vested on July 1, 2014 for the Class C Preferred Units and Class H Common Units and August 15, 2014 and February 15, 2015 for the Class I and Class J Common Units, and the remainder will vest pro rata on a monthly basis over the two-year periods ending on July 1, 2016 for the Class C Preferred Units and Class H Common Units and August 15, 2016 and February 15, 2017 for the Class I and Class J Common Units. The grant date fair value of Mr. Gips’ Class C Preferred Units and Class H, Class I and Class J Common Units was $119,012 and $68,266, $4,360, and $9,900, respectively.

During Fiscal 2014, Ms. Comfort was granted 23,788 Class C Preferred Units and 194,617 Class H, 17,494 Class I, and 18,896 Class J Common Units, of which 33.3% vested on July 1, 2014 for the Class C Preferred Units and Class H Common Units and August 15, 2014 and February 15, 2015 for the Class I and Class J Common Units, and the remainder will vest pro rata on a monthly basis over the two-year periods ending on July 1, 2016 for the Class C Preferred Units and Class H Common Units and August 15, 2016 and February 15, 2017 for the Class I and Class J Common Units. The grant date fair value of Ms. Comfort’s Class C Preferred Units and Class H, Class I and Class J Common Units was $128,931 and $73,954, $4,723, and $4,157, respectively.

During Fiscal 2014, Ms. Rottenberg was granted 33,260 Class C Preferred Units, of which 25% or 8,315 units will vest on each of October 1, 2014, January 1, 2015, April 1, 2015, and July 1, 2015. The grant date fair value of Ms. Rottenberg’s Class C Preferred Units was $261,756.

We reimburse our non-employee directors for travel, lodging and other reasonable out-of-pocket expenses in connection with the attendance at Board and committee meetings. We also provide liability insurance for our directors and officers.

Compensation Committee Interlocks and Insider Participation

In Fiscal 2014, the members of our Compensation Committee were Mr. Choe, Mr. Gips, Ms. Comfort, and John Downer, who resigned as a director on May 9, 2014. None of these individuals is an officer or employee, or former officer or employee, of us or any of our subsidiaries. Furthermore, none of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael Choe, Chairman
Stephanie Comfort
Don Gips

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
One hundred percent of our equity is owned, indirectly, by CII. The following table sets forth the beneficial ownership of our indirect parent company, CII, by each person or entity that is known to us to own more than 5% of CII’s outstanding membership interests and each of our named executive officers and directors who owns an interest in CII as of September 29,

2014. CII’s membership interests are comprised of Preferred Class C Units and Common Units. The ownership rights of the members of CII are governed by the CII Operating Agreement.
On July 2, 2012, in connection with the Company's acquisition of AboveNet, the Company completed a third round of equity financing in which 98,916,060.11 Class C Preferred Units were sold to new and existing investors for aggregate proceeds of $472.3 million. At the same time, all existing Preferred Units were converted into 257,632,089 Class C Preferred Units.
The Common Units do not carry voting rights. Upon a liquidation of the Company, the holders of the preferred units are entitled to receive their unreturned capital contributions and a priority return of 6% prior to any distributions being made to common unit holders. After the unreturned capital contributions and priority returns are satisfied, preferred unit holders receive 80% to 85% of the proceeds of a distribution while the common unit holders receive the remaining 15% to 20%, depending on the aggregate preferred investor return on investment. As of September 29, 2014, CII had 356,965,751 Preferred Class C Units outstanding and 552,512,338 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all units shown as owned by them except as otherwise set forth in the notes to the table and subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Preferred Class C Units Beneficially Owned	Percent of Class		Common Units	Percent of Class**
5% Beneficial Owners of CII
Battery Ventures (1)	28,108,841	7.9%		—	—
Charlesbank Capital Partners (2)(9)	46,458,881	13.0%		—	—
Columbia Capital (3)	49,620,402	13.9%		—	—
GTCR LLC (4)(7)	54,458,816	15.3%		—	—
M/C Partners (5)(8)	49,620,402	13.9%		—	—
Oak Investment Partners XII, Limited Partnership (6)	53,637,281	15.0%		—	—
Our Directors
Daniel Caruso	6,020,416	1.7%		138,383,842	25.0%
Philip Canfield (7)	—	—		—	—
Gillis Cashman (8)	52,364		*	—	—
Michael Choe (9)	—	—		—	—
Rick Connor	112,844		*	2,212,140		*
Stephanie Comfort	23,788		*	231,007		*
Don Gips	21,958		*	240,795		*
Linda Rottenberg	33,260		*
Our Named Executive Officers
Kenneth desGarennes	23,926		*	56,888,931	10.3%
Stephanie Copeland	—	—		3,663,252		*
Matt Erickson	—	—		23,335,007	4.2%
Chris Morley	—	—		14,178,380	2.6%
All directors and executive officers as a group	6,288,556	1.8%		239,133,354	40.5%

*	Less than 1%
**	Calculated based on each beneficial owner's respective holding as a percentage of total common units issued. No voting rights are associated with this ownership class.

(1)
Aggregate holdings of Battery Ventures VII, L.P. ("Battery Ventures VII"), Battery Investment Partners VII, LLC ("BIP VII"), and Battery Ventures VIII, L.P. (“Battery Ventures VIII”). Battery Partners VII, LLC (“BPVII”) is the sole general partner of Battery Ventures VII and the sole managing member of BIP VII. BPVII’s investment adviser is Battery Management Corp. (together with BPVII, the “Battery VII Companies”). Thomas J. Crotty, Richard D. Frisbie, Kenneth P. Lawler, R. David Tabors and Scott R. Tobin are the managing members and officers of the Battery VII Companies and may be deemed to share beneficial ownership with respect to the common units held by Battery Ventures VII and BIP VII. Battery Partners VIII, LLC (“BPVIII”) is the sole general partner of Battery Ventures VIII. BPVIII’s investment adviser is Battery Management Corp. (together with BPVIII, the “Battery VIII Companies”). Neeraj Agrawal, Michael M. Brown, Thomas J. Crotty, Richard D. Frisbie, Kenneth P. Lawler, R. David Tabors, Scott R. Tobin and Roger H. Lee are the managing members and officers of the Battery VIII Companies and may be deemed to share beneficial ownership with respect to the common units held by Battery Ventures VIII. The address for each of these entities is c/o Battery Ventures, One Marina Park Drive, Suite 1100, Boston, Massachusetts 02210.

(2)
Aggregate holdings of Charlesbank Equity Fund VI, Limited Partnership (“Fund VI”), CB Offshore Equity Fund VI, L.P. (“Offshore VI”), Charlesbank Equity Coinvestment Fund VI, Limited Partnership (“Coinvest VI” and, together with Fund VI and Offshore VI, the “Charlesbank Funds”) and Charlesbank Coinvestment Partners, Limited Partnership (“Coinvest”). Charlesbank Equity Fund VI GP, Limited Partnership (“Equity VI GP”) is the general partner of each of the Charlesbank Funds. Charlesbank Capital Partners, LLC (“Charlesbank”) is the general partner of Coinvest and Equity VI GP. Pursuant to an investment and advisory agreement with each of the Charlesbank Funds, an investment committee (the “Investment Committee”) consisting of Samuel P. Bartlett, Jon M. Biotti, J. Ryan Carroll, Michael W. Choe, Kim G. Davis, Michael R. Eisenson, Andrew S. Janower, Joshua A. Klevens, Tim R. Palmer and Brandon C. White, each a Managing Director of Charlesbank, has investment and voting authority over the securities held by the Charlesbank Funds. The address for each of these entities is c/o Charlesbank Capital Partners, LLC, 200 Clarendon, 54th Floor, Boston, MA 02116.

(3)
Aggregate holdings of Columbia Capital Equity Partners IV (QP), L.P. (“CCEP IV (QP)”), Columbia Capital Equity Partners IV (QPCO), L.P. (“CCEP IV (QPCO)”), Columbia Capital Employee Investors IV, L.P. (“CCEI IV”), Columbia Capital Equity Partners III (QP), L.P. (“CCEP III (QP)”), Columbia Capital Equity Partners III (Cayman) L.P. (“CCEP III (Cayman)”), Columbia Capital Equity Partners III (AI), L.P. (“CCEP III (AI)”), Columbia Capital Investors III, L.L.C. (“CCI III”) and Columbia Capital Employee Investors III, L.L.C. (“CCEI III”). Columbia Capital Equity Partners IV, L.P. (“CCEP IV”) is the general partner of CCEP IV (QP) and CCEP IV (QPCO). Columbia Capital IV, LLC (“CC IV”) is the general partner of CCEP IV and CCEI IV. CC IV has sole voting and investment power over the common units held directly and indirectly by the entities of which it is the general partner as described above. James B. Fleming, Jr. controls CC IV, and as a result, he exercises voting and investment control over all the common units held by CCEP IV (QP), CCEP IV (QPCO) and CCEI IV and may be deemed to have beneficial ownership over all those common units. The general partner of CCEP III (Cayman) is Columbia Capital Equity Partners (Cayman) III, Ltd. Columbia Capital Equity Partners III, L.P. (“CCEP III”) is the sole stockholder of Columbia Capital Equity Partners (Cayman) III, Ltd. and is also the managing member of CCI III and CCEI III. CCEP III is also the general partner of CCEP III (QP) and CCEP III (AI). The general partner of CCEP III is Columbia Capital III, LLC (“CCIII”). Mr. Fleming controls CC III, and as a result, he exercises voting and investment control over all the common units held by CCEP III (QP), CCEP III (AI), CCEP III (Cayman), CCI III and CCEI III and may be deemed to have beneficial ownership over all those common units. The address for each of these entities is 204 S. Union Street, Alexandria, VA, 22314.

(4)
Aggregate holdings of GTCR Fund X/A LP, GTCR Fund X/C LP, GTCR Co-Invest X LP (collectively, the “GTCR Unitholders”). GTCR Partners X/A&C LP is the general partner of each of GTCR Fund X/A LP and GTCR Fund X/C LP. GTCR Investment X LLC is the general partner of each of GTCR Co-Invest X LP and GTCR Partners X/A&C LP. GTCR Investment X LLC is managed by a board of managers (the “GTCR Board of Managers”) consisting of Mark M. Anderson, Craig A. Bondy, Philip A. Canfield, Aaron D. Cohen, Sean L. Cunningham, David A. Donnini, Constantine S. Mihas and Collin E. Roche. As such, each of GTCR Partners X/A&C LP , GTCR Investment X LLC and the GTCR Board of Managers may be deemed to share beneficial ownership of the common units held of record by the GTCR Unitholders. Each of the individual members of the GTCR Board of Managers disclaims beneficial ownership of the common units held of record by the GTCR Shareholders. The address for each of the GTCR Shareholders, GTCR Partners X/A&C LP and GTCR Investment X LLC is 300 North LaSalle Street, Suite 5600, Chicago, IL, 60654.

(5)
Aggregate holdings of M/C Venture Partners VI, L.P., M/C Venture Investors L.L.C., M/C Venture Partners V, L.P. and Chestnut Venture Partners, L.P. (together, the “M/C Unitholders”). M/C VP VI, L.P. is the sole general partner of M/C Venture Partners VI, L.P. and M/C Venture Partners, LLC is the sole general partner of M/C VP VI, L.P. M/C VP V LLC is the sole general partner of M/C Venture Partners V, L.P. Chestnut Street Partners, Inc. is the sole general partner of Chestnut Venture Partners, L.P. As the Managers of M/C Venture Partners, LLC, M/C Venture Investors L.L.C. and M/C VP V LLC, Gillis S. Cashman, Brian M. Clark, David D. Croll, James F. Wade and John W. Watkins collectively have direct or indirect investment and voting authority over the securities held by M/C Venture Partners VI, L.P., M/C Venture Investors L.L.C. and M/C Venture Partners V, L.P. David D. Croll and James F. Wade collectively have investment and voting authority over the securities held by Chestnut Venture Partners, L.P. Each of Messrs. Cashman,

Clark, Croll, Wade, Watkins, M/C VP VI, L.P., M/C Venture Partners, LLC, M/C VP V LLC, and Chestnut Street Partners, Inc. disclaims beneficial ownership of the common units held by the M/C Unitholders. The address for each of these entities is c/o M/C Partners, 75 State Street, Suite 2500, Boston, MA, 02109.

(6)
The common units are directly held by Oak Investment Partners XII, L.P. Oak Associates XII, LLC is the general partner of Oak Investment Partners XII, L.P. Oak Investment Partners XII, L.P. is managed by a board of managers (the “Oak Board of Managers”) consisting of Fredric Harman, Bandel L. Carano, Ann H. Lamont, Edward F. Glassmeyer, Grace A. Ames, Iftikar A. Ahmed and Warren B. Riley. As such, each of Oak Associates XII, LLC and the Oak Board of Managers may be deemed to share beneficial ownership of the common units held of record by Oak Investment Partners XII, L.P. Each of the individual members of the Oak Board of Managers and Oak Associates XII, LLC disclaims beneficial ownership of the common units held of record by Oak Investment Partners XII, L.P. The address is c/o Oak Investment Partners, 901 Main Avenue, Suite 600, Norwalk, CA 06851.

(7)
Philip Canfield is a Principal of GTCR LLC and a member of the GTCR Board of Managers, which has voting control and investment power over the common units held by the GTCR Unitholders. Mr. Canfield disclaims beneficial ownership of the common units held of record by the GTCR Unitholders.

(8)
Gillis Cashman is a Managing Partner of M/C Partners and a member of the M/C Investment Committee, which has voting control and investment power over the common units held by the M/C Unitholders. Mr. Cashman disclaims beneficial ownership of the shares held of record by the M/C Unitholders.

(9)
Michael Choe is a Managing Director of Charlesbank and a member of the Investment Committee, which has voting control and investment power over the common units held by the Charlesbank Funds and Coinvest. Mr. Choe disclaims beneficial ownership of the common units held of record by the Charlesbank Funds and Coinvest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with the spin-off of Onvoy from Zayo Group Holdings to CII, we have entered into a transition services agreement with Onvoy under which we have agreed to continue to provide Onvoy with certain corporate services, including assistance with income, sales/use, property tax and regulatory tax filings, audit and accounting matters, insurance coverage, and treasury support, during a transitional period ending March 31, 2015.

We have also entered into an agreement with Onvoy on certain tax matters, under which we have agreed to indemnify Onvoy for any tax liability imposed on Onvoy or its subsidiaries for all pre-spin periods.
Furthermore, we have entered into a management agreement with ZPS which relates to certain services provided for Onvoy by our management, such as compensation and benefits, insurance, tax, financial services and other corporate support.

We, Onvoy or ZPS may terminate existing contracts in the future, or we may enter into additional or other contractual arrangements with Onvoy or ZPS as a result of which our contractual relationship with Onvoy or ZPS and the payments among us and Onvoy or ZPS pursuant to such contracts may substantially change.
Subsequent to the March 12, 2010 spin-off of Onvoy, April 1, 2011 spin-off of ZEN, and September 30, 2012 spin-off of ZPS, the revenue and expenses associated with transactions with Onvoy, ZEN and ZPS have been recorded in the results from continuing operations. The following table represents the revenue and expense transactions recognized with these related parties subsequent to their spin-off dates (in thousands):

	Year ended June 30,
	2014	2013	2012
Revenue	$12,333	$12,073	$11,505
Operating costs	1,627	422	461
Selling, general and administrative expenses	—	922	1,071
Net	$10,706	$10,729	$9,973
We, or Onvoy or ZPS, may terminate existing contracts in the future or we may enter into additional or other contractual arrangements with Onvoy or ZPS as a result of which our contractual relationship with Onvoy or ZPS and the payments among us and Onvoy or ZPS pursuant to such contracts may substantially change.
As of June 30, 2014, the Company had a receivable balance due from Onvoy, in the amount of $0.1 million related to services the Company provided to OVS and/or ZEN. As of June 30, 2014, the Company did not have a receivable balance due from ZPS related to services the Company had provided to ZPS.
Purchase of Previously Outstanding Notes
On September 14, 2010, Dan Caruso, our President, Chief Executive Officer and Director, purchased $0.5 million (face amount) of our previously outstanding notes in connection with our $100.0 million notes offering on September 20, 2010. The purchase price of the notes purchased by Mr. Caruso was $0.5 million, including the premium on the notes and accrued interest. On July 2, 2012, in connection with the AboveNet acquisition, we repaid our previously outstanding notes. Mr. Caruso’s notes were repurchased for $0.5 million.

Executive Aircraft Agreement

Dan Caruso, our Chief Executive Officer, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the our Nominating and Governance Committee. During the year ended June 30, 2014, we reimbursed Mr. Caruso approximately $0.1 million for his business use of the aircraft.
Purchase of Unsecured Notes
On June 28, 2012, Matthew Erickson, the President of Zayo Physical Infrastructure, purchased $0.6 million in aggregate principal amount of our 10.125% senior unsecured notes due 2020 at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. As of June 30, 2014, the principal amount outstanding was $0.6 million.
Transactions with CII
As of July 1, 2011, the Company had a balance due to CII of $4.6 million. The liability with CII related to an interest payment made by CII on the Company’s Notes. During the year ended June 30, 2012, CII made an additional interest payment of $11.0 million on behalf of the Company. During the quarter ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15.5 million through an increase in CII’s equity interest in the Company. There were no transactions with CII during the year ended June 30, 2013 or 2014.
Director Independence
Our board of directors consists of eight directors and has an audit committee, a compensation committee, and a nominating and governance committee. The nominating and governance committee is charged with board composition issues including evaluating independence of existing and prospective directors. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code. The Company's equity is not publicly traded, and the nominating and governance committee has not undertaken a formal evaluation of our outside directors' independence.

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
The aggregate fees billed to us for the year ended June 30, 2013 for professional accounting services, including Grant Thornton’s review of our interim consolidated financial statements in the Company's Quarterly Report for the quarter ended March 31, 2012 and KPMG’s audit of our annual consolidated financial statements for Fiscal 2014 and 2013 are set forth in the table below:

	KPMG		Grant Thornton
	Year Ended June 30,		Year Ended June 30,
	2014	2013	2013
		($ in thousands)
Audit Fees	$1,325	$1,104	$20
Audit Related Fees	—	—	—
Tax Fees	125	—	—
Total	$1,450	$1,104	$20
For purposes of the preceding table, the professional fees are classified as follows:

•
Audit fees — These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters, consents and reviews of interim/quarterly financial information and foreign statutory audits. Audit fees for each year shown include amounts that have been billed to us through September 29, 2014 and any additional amounts that are expected to be billed to us thereafter. For the year ended June 30, 2013, audit fees for services provided by Grant Thornton, LLP include the re-issuance of its audit opinion for the June 30, 2011 Annual Report filed on Form 10-K/A in connection with the June 30, 2013 Annual Report.

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

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, LLP, our independent registered public accounting firm. The Audit Committee must pre-approve the fees for all audit and non-audit services provided by KPMG LLP greater than $100,000 and our Audit Committee Chairman must approve all such services greater than $50,000. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair our principal accounting firm’s independence. The Audit Committee will only pre-approve services that it believes will not impair our independent accounting firm’s independence.

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

2.3
Membership Interest Purchase Agreement by and between First Communications, Inc. and Zayo Group, LLC dated October 12, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with SEC on October 17, 2012)

3.1	Certificate of Formation of Zayo Group, LLC, as amended (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012).

3.2	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010).

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

10.2
Amendment No. 1 to the Credit Agreement, dated as of July 17, 2012 entered into by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K filed with the SEC on September 14, 2012).

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

10.5
Amended and Restated Executive Noncompetition Agreement, dated as of March 18, 2012, by and between Communications Infrastructure Investments, LLC and Dan Caruso (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed with the SEC on September 14, 2012).

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

10.13
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated December 29, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.14
Vesting Agreement between Communications Infrastructure Investments, LLC; Daniel P. Caruso; and Bear Equity, LLC, dated January 5, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 13, 2011). +

10.15
Noncompetition Agreement between Communications Infrastructure Investments, LLC and Dan Caruso dated December 29, 2010 (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011).

10.16	Form of Class A Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013). +

10.17	Form of Class B Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013). +

10.18	Form of Class C Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013). +

10.19	Form of Class D Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.20	Form of Class E Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.21	Form of Class F Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013). +

10.22	Form of Class G Common Unit Employee Equity Agreement (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013). +

10.23
Fourth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated January 24, 2011 (incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.24
Fifth Amendment to Vesting Agreement by and among Communications Infrastructure Investments, LLC, Daniel Caruso and the Founder Investors dated June 1, 2011 (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed with the SEC on September 9, 2011). +

10.25
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

10.26
Amendment No. 3 to Credit Agreement, dated as of February 1, 2013, between Zayo Group, LLC, Zayo Capital, Inc., SunTrust Bank, as revolving facility administrative agent for the Amendment, Morgan Stanley Senior Funding, Inc., as term facility administrative agent for the Amendment and revolving facility lender, Barclays Bank PLC, as a revolving facility lender, Goldman Sachs Bank USA, as a revolving facility lender, Royal Bank of Canada, as a revolving facility lender, and UBS Loan Finance LLC, as a revolving facility lender (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013).

10.27
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

10.28
Amendment No. 5 to Credit Agreement, dated as of November 26, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 2, 2014).

10.29
Amendment No. 6 to Credit Agreement, dated as of May 16, 2014, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 21, 2014).

10.30
Employment Agreement among Communications Infrastructure Investments, LLC, Zayo Group, LLC and Daniel P. Caruso, dated February 15, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 21, 2014).+

10.31
Letter Agreement from Communications Infrastructure Investments, LLC and Zayo Group, LLC to Daniel P. Caruso, dated February 15, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on February 21, 2014).+

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

101*
Financial Statements from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Member’s Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(1)

(1)
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Filed/furnished herewith.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Member
Zayo Group, LLC:
We have audited the accompanying consolidated balance sheets of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group, LLC and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Denver, Colorado
September 29, 2014

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$292,614	$88,148
Trade receivables, net of allowance of $3,412 and $3,689 as of June 30, 2014 and 2013, respectively	55,007	67,811
Due from related parties	852	622
Prepaid expenses	25,484	19,188
Deferred income taxes, net	157,452	90,356
Other assets	2,399	2,851
Total current assets	533,808	268,976
Property and equipment, net	2,808,309	2,411,220
Intangible assets, net	689,024	636,258
Goodwill	846,462	682,775
Debt issuance costs, net	89,380	99,098
Deferred income taxes, net	—	280
Other assets	37,604	29,284
Total assets	$5,004,587	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20,450	$16,200
Accounts payable	26,956	33,477
Accrued liabilities	158,516	115,932
Accrued interest	57,059	55,048
Capital lease obligations, current	2,415	6,600
Deferred revenue, current	75,213	35,977
Total current liabilities	340,609	263,234
Long-term debt, non-current	3,219,673	2,814,505
Capital lease obligation, non-current	22,856	6,567
Deferred revenue, non-current	496,895	326,180
Stock-based compensation liability	391,305	158,520
Deferred income taxes, net	138,331	5,560
Other long-term liabilities	22,327	19,892
Total liabilities	4,631,996	3,594,458
Commitments and contingencies (Note 15)
Member’s equity
Member’s interest	704,387	703,963
Accumulated other comprehensive loss	14,456	(4,755)
Accumulated deficit	(346,252)	(165,775)
Total member’s equity	372,591	533,433
Total liabilities and member’s equity	$5,004,587	$4,127,891
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Revenue	$1,106,910	$988,085	$382,043
Operating costs and expenses
Operating costs, excluding depreciation and amortization	141,525	136,595	82,581
Selling, general and administrative expenses, excluding stock-based compensation	317,865	312,982	111,695
Stock-based compensation	253,361	105,048	26,253
Selling, general and administrative expenses	571,226	418,030	137,948
Depreciation and amortization	336,407	322,680	84,961
Total operating costs and expenses	1,049,158	877,305	305,490
Operating income	57,752	110,780	76,553
Other expenses
Interest expense	(203,508)	(202,464)	(50,720)
Loss on extinguishment of debt	(1,911)	(77,253)	—
Impairment on cost method investment	—	—	(2,248)
Other income, net	5,039	326	123
Total other expenses, net	(200,380)	(279,391)	(52,845)
(Loss)/earnings from continuing operations before provision for income taxes	(142,628)	(168,611)	23,708
Provision/(benefit) for income taxes	37,849	(24,046)	29,557
Loss from continuing operations	(180,477)	(144,565)	(5,849)
Earnings from discontinued operations, net of income taxes	—	1,808	—
Net loss	$(180,477)	$(142,757)	$(5,849)
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Net loss	$(180,477)	$(142,757)	$(5,849)
Foreign currency translation adjustments	19,211	(4,755)	—
Comprehensive loss	$(161,266)	$(147,512)	$(5,849)
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)

	Member’s Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s Equity
Balance at June 30, 2011	$245,433	$—	$(17,169)	$228,264
Capital contributed (cash)	134,796	—	—	134,796
Non-cash contributions from Parent, net	21,219	—	—	21,219
Preferred stock-based compensation	871	—	—	871
Return of capital (cash)	(46)	—	—	(46)
Spin-off of VoIP 360 Inc.	(11,654)	—	—	(11,654)
Spin-off of Arialink non-core net assets	(1,752)	—	—	(1,752)
Net loss	—	—	(5,849)	(5,849)
Balance at June 30, 2012	388,867	—	(23,018)	365,849
Capital contributed (cash)	345,013	—	—	345,013
Non-cash distributions to Parent, net	(4,111)	—	—	(4,111)
Spin-off of Zayo Professional Services (Note 4)	(26,659)	—	—	(26,659)
Preferred stock-based compensation	853	—	—	853
Foreign currency translation adjustment	—	(4,755)	—	(4,755)
Net loss	—	—	(142,757)	(142,757)
Balance at June 30, 2013	703,963	(4,755)	(165,775)	533,433
Capital distributed (non-cash)	(6,046)	—	—	(6,046)
Capital contributed (cash)	5,605	—	—	5,605
Distribution to Parent, net	(1,203)	—	—	(1,203)
Preferred stock-based compensation	431	—	—	431
Foreign currency translation adjustment	—	19,211	—	19,211
CII preferred units issued for Corelink purchase	1,637	—	—	1,637
Net loss	—	—	(180,477)	(180,477)
Balance at June 30, 2014	$704,387	$14,456	$(346,252)	$372,591
The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(180,477)	$(142,757)	$(5,849)
Earnings from discontinued operations	—	1,808	—
Loss from continuing operations	(180,477)	(144,565)	(5,849)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	336,407	322,680	84,961
Loss on extinguishment of debt	1,911	77,253	—
Loss on disposal of property and equipment	—	—	32
Provision for bad debts	1,864	2,121	729
Non-cash interest expense	22,141	12,313	4,773
Lease termination charge	—	10,197	—
Impairment of cost method investment	—	—	2,248
Stock-based compensation	253,361	105,048	26,253
Additions to deferred revenue	163,796	61,544	55,041
Amortization of deferred revenue	(53,853)	(42,331)	(13,785)
Deferred income taxes	24,716	(25,707)	31,127
Changes in operating assets and liabilities
Trade receivables	21,522	(11,801)	(9,294)
Prepaid expenses	(1,437)	1,953	1,058
Other assets, current and non-current	(1,733)	(10,914)	(3,121)
Accounts payable and accrued liabilities	(6,935)	17,590	(1,504)
Receivables from related parties, net	865	10,575	(992)
Other liabilities	(21,851)	7,365	(4,047)
Net cash provided by operating activities of continuing operations	560,297	393,321	167,630

Cash flows from investing activities
Purchases of property and equipment	(360,757)	(332,520)	(146,963)
Broadband stimulus grants received	—	9,319	22,826
Acquisition of Corelink Data Centers, LLC, net of cash acquired	(251)	—	—
Acquisition of Access Communications, Inc., net of cash acquired	(40,068)	—	—
Acquisition of Fiberlink, LLC, net of cash acquired	(43,137)	—	—
Acquisition of Geo Networks Limited, net of cash acquired	(292,332)	—	—
Acquisition of CoreXchange, LLC	(17,503)	—	—
Acquisition of Abovenet, Inc., net of cash acquired	—	(2,212,492)	—
Acquisition of FiberGate, net of cash acquired	—	(118,335)	—
Acquisition of USCarrier Telecom, LLC	—	(16,092)	—
Acquisition of First Telecom Services, LLC	—	(109,700)	—
Acquisition of Litecast/Balticore, LLC	—	(22,160)	—
Acquisition of Core NAP, LP	(50)	(7,030)	—
Acquisition of 360networks Holdings (USA), net of cash acquired	—	—	(317,891)
Acquisition of MarquisNet, net of cash acquired	—	—	(15,456)
Acquisition of Arialink, net of cash acquired	—	—	(17,926)
Arialink and MarquisNet purchase consideration returned	—	2,672	—

ZAYO GROUP, LLC AND SUBSIDIARIES

Proceeds from principal payments received on related party loans	—	10,396	—
Net cash used in investing activities of continuing operations	(754,098)	(2,795,942)	(475,410)

Cash flows from financing activities
Proceeds from issuance of long-term debt	423,625	3,189,339	335,550
Proceeds from revolving credit facility	195,000	—	—
Payments on revolving credit facility	(195,000)	—	—
Equity contributions	5,605	345,013	134,796
Distribution to parent	(1,203)	—	—
Principal repayments on long-term debt	(18,013)	(1,058,577)	(1,575)
Change in restricted cash, net	—	22,666	(22,820)
Principal repayments on capital lease obligations	(7,874)	(1,931)	(1,171)
Payment of debt issuance costs	(4,891)	(83,134)	(11,701)
Payment of early redemption fees on debt extinguished	—	(72,117)	—
Cash contributed to ZPS (Note 4)	—	(7,218)	—
Net cash provided by financing activities of continuing operations	397,249	2,334,041	433,079

Cash flows from continuing operations	203,448	(68,580)	125,299

Cash flows from discontinued operations
Operating activities	—	3,914	—
Investing activities	—	2,424	—
Net cash provided by discontinued operations	$—	$6,338	$—

Effect of changes in foreign exchange rates on cash	1,018	(303)	—
Net increase/(decrease) in cash and cash equivalents	204,466	(62,545)	125,299
Cash and cash equivalents, beginning of period	88,148	150,693	25,394
Cash and cash equivalents, end of period	292,614	88,148	150,693

Supplemental disclosure of non-cash, investing and financing activities:
Cash paid for interest, net of capitalized interest	175,349	143,518	43,964
Cash paid for income taxes	5,724	2,811	1,739
Non-cash additions to property and equipment from capital leases	10,469	11,404	367
Increase in accounts payable and accrued expenses for purchases of property and equipment, net	10,876	15,021	4,010
Interest payment made on behalf of the Company by CII	—	—	10,951
Non-liquidating distribution to common unit holders made by CII on behalf of the Company	—	—	9,080
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

•	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.

•	Lit services, including wavelengths, Ethernet, IP, and SONET services.
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
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal
2014,” June 30, 2013 as “Fiscal 2013,” and the fiscal year ended June 30, 2012 as “Fiscal 2012.”
b. Foreign Currency Translation
For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using monthly average exchange rates during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in member’s equity and in the consolidated statements of comprehensive loss. The Company considers the majority of its investments in its foreign subsidiaries to be permanently reinvested. The Company’s foreign exchange transaction gains and losses are included within “Other income/(expense), net” in the consolidated statements of operations.
c. Discontinued Operations
On September 30, 2012, the Company completed a spin-off of its Zayo Professional Services ("ZPS") business. The Company distributed all of the assets and liabilities of ZPS to Holdings on the respective spin-off date and accounted for the spin-off as an equity transaction at carryover basis, as the transaction was considered to be between entities under common control.
d. Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts, reserves for disputed line cost billings, determining useful lives for depreciation and amortization, determining accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to investments, intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit fair values used to compute the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable at the time

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates

e. Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2014 and 2013, the Company had no restricted cash balances. The current restricted cash balance as of June 30, 2013 related to cash held in escrow associated with the Company’s July 2, 2012 debt refinancing – see Note 9 – Long Term Debt. Restricted cash balances that are not expected to become unrestricted during the next twelve months are recorded as other non-current assets. As of June 30, 2014 and 2013, the Company had a non-current restricted cash balance of $5,065 and $5,533, respectively.
f. Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2014, 2013 or 2012.
The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.
h. Goodwill and Acquired Intangibles
Intangible assets arising from business combinations, such as acquired customer contracts and relationships(collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years, using the straight-line method as this method approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets. Goodwill represents the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments. The Company conducted its last quantitative two-step impairment analysis in the third quarter of fiscal 2013 and has conducted qualitative assessments since that time.
The Company reviews its indefinite-lived intangible assets for impairment at least annually in April and involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of these assets was in excess of the carrying value for the year ended June 30, 2014 and has concluded there is no indication of impairment.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2012, 2013 or 2014.
i. Derivative Financial Instruments
Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and has not applied hedge accounting; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash flow interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilizes interest rate swap contracts in connection with debt instruments entered into during the July 2012 financing transactions. See Note 9 - Long-term Debt, for further discussion of the Company’s debt obligations and Note 14 - Fair Value Measurements, for a discussion of the fair value of the interest rate swaps.
j. Revenue Recognition
The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable, customer acceptance has been obtained with relevant contract terms, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.
Most revenue is billed in advance on a fixed-rate basis. An immaterial amount of revenue is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to activation fees, installation charges or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms. These upfront charges are deferred and recognized over the underlying contractual term. The Company also defers costs associated with customer

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

activation and installation to the extent of upfront amounts received from customers, which are recognized as expense over the same period for which the associated revenue is recognized.
The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, over the term that the customer is given exclusive access to the assets. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU fees paid over the contract term; however, in some cases, the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. Revenue related to professional services to provide network management and technical support is recognized as services are provided.
In determining the appropriate amount of revenue and related reserves to reflect in its consolidated financial statements, management evaluates payment history, credit ratings, customer financial performance, and historical or potential billing disputes and related estimates are based on these factors and assumptions.
k. Operating Costs and Accrued Liabilities
The Company’s operating costs consist primarily of third-party network service costs and colocation facility costs. Third-party network service costs result from the Company’s leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment its owned infrastructure, for which the Company is generally billed a fixed monthly fee. The Company’s colocation facility costs include rent and license fees paid to the landlords of the buildings in which its zColo business operates, along with the utility costs to power those facilities.
The Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company routinely disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.
In determining the amount of such operating expenses and related accrued liabilities to reflect in its consolidated financial statements, management considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other costs that may be incurred to conclude the negotiations or settle any litigation.
l. Stock-Based Compensation
The common units granted by the Company’s parent company, CII, to the employees and independent directors of the Company are considered stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for these awards as a liability and re-measures the liability at each reporting date. These awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested shares vesting pro-rata over the remaining term. The common units may fully vest subsequent to a sale of CII or its subsidiaries. The stock compensation expense associated with the common unit liability is recognized on a straight-line basis over the requisite service period of three to five years but is adjusted each reporting period such that the liability is equal to the fair value of the awards attributed to expense. Subsequent to the vesting period end date, changes to the fair value of the liability classified awards are recognized as stock-based compensation expense until the awards are settled.
The preferred units granted by the Company’s ultimate parent company, CII, to the employees and independent directors of the Company are considered stock-based compensation with terms that require the awards to be classified as equity. As such, the Company accounts for these awards as equity, which requires the cost to be measured at the grant date based on the fair value of the award. The cost is recognized as expense over the requisite service period. Preferred unit awards typically vest over a period of three or four years with the first vesting date occurring one year after the grant date and the remaining unvested units vesting pro-rata over the remaining term and may fully vest subsequent to a sale of CII or its subsidiaries.
Determining the fair value of share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

m. Legal Costs
Costs incurred to hire and retain external legal counsel to advise us on regulatory, litigation and other matters is expensed as the related services are received.
n. Government Grants
The Company receives grant money from the National Telecommunications and Information Administration (“NTIA”) Broadband Technology Opportunity Program ("BTOP"). The BTOP program is intended to support the deployment of broadband infrastructure, encourage sustainable adoption of broadband service, and develop and maintain a nationwide public map of broadband service capability and availability, under which recipients are required to comply with certain operational and reporting requirements as it relates to these broadband infrastructure assets. The Company has accounted for grant money received for reimbursement of capital expenditures as a reduction of the cost of the asset in arriving at its carrying value. The grant is thus recognized in earnings over the useful life of a depreciable asset by way of a reduced depreciation charge.
o. Income Taxes
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
Estimating the future tax benefit associated with deferred tax assets requires significant judgment. Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years; and expenses recognized in the Company’s financial statements but disallowed in the Company’s tax return until the associated cash flow occurs.

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

The analysis of the Company’s ability to utilize its NOL balance is based on the Company’s forecasted taxable income. The forecasted assumptions approximate the Company’s best estimates, including market growth rates, future pricing, market acceptance of the Company’s products and services and future expected capital investments. If the Company is unable to meet its taxable income forecasts in future periods the Company may change its conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in the Company’s consolidated statement of operations in the period such change occurs.

Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

The Company records interest related to unrecognized tax benefits and penalties in the provision for income taxes.

p. Fair Value of Financial Instruments
Relevant accounting literature defines and establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

orderly transaction between market participants at the measurement date. Valuation techniques that may be used include the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.
Fair Value Hierarchy

A fair value hierarchy is established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that are used to measure fair value are:

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
q. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States. The Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.
The Company’s trade receivables, which are unsecured, are geographically dispersed. During the years ended June 30, 2014 and 2013, the Company had no single customer that exceeded 10% of total revenue. During the year ended June 30, 2012, the Company had one customer that accounted for 12% of the total revenue recognized during the period. As of June 30, 2014, the Company had one customer with a trade receivable balance of 12% of total receivables. No customers’ trade receivable balance as of June 30, 2013 exceeded 10% of the Company’s consolidated net trade receivable balance.

r. Recently Issued Accounting Pronouncements
Discontinued Operations

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The ASU is effective prospectively for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, for public entities, with early adoption permitted for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company has not yet adopted the guidance under this ASU.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

(3)	ACQUISITIONS
Since inception, the Company has consummated 32 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions During the Year Ended June 30, 2014
The Company completed five acquisitions during Fiscal 2014 with an aggregate purchase price of $394,929. The Company had not yet finalized its purchase accounting related to the acquired assets and assumed liabilities as of June 30, 2014 for the following acquisitions:
Corelink Data Centers, LLC ("Corelink")
On August 1, 2013, the Company entered into an asset purchase agreement to acquire Corelink. The transaction was consummated on the same date, at which time the Company acquired substantially all of the net assets of this business for consideration of approximately $1,982, comprised of 301,949 preferred units of CII with an estimated fair value of $1,637 and cash of $344 ($251 net of cash acquired). The acquisition was considered a stock purchase for tax purposes. The cash consideration was paid with cash on hand.
Access Communications, Inc. ("Access")
On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40,068, net of cash acquired, of which $4,000 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes. The purchase price was $40,068 and was paid with cash on hand.
FiberLink, LLC ("FiberLink")
On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43,137, which was primarily funded with available funds drawn on the Company’s revolving credit facility.
CoreXchange, Inc. ("CoreXchange")
On March 4, 2014, the Company acquired 100% of the equity interest in CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17,503, net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand. $1,775 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.
Geo Networks Limited ("Geo")
On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174,308 (or $292,332), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s Revolver. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113,376 and £69,124 was paid to the shareholders. The acquisition was considered an asset purchase for tax purposes.
Recently Closed Acquisitions
Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The agreement also includes a contractual mechanism to acquire the remaining 4% equity interest on or after December 31, 2015. The purchase price of €57,156 Euros (or $78,075) was in consideration of acquiring 96% equity ownership in Neo and is subject to certain adjustments post-closing. The consideration consisted of cash and was paid with cash on hand available from the proceeds of the Sixth Amendment to the Company’s Term Loan Facility. $8,710 of the purchase price is currently held in

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a data center and managed services provider in Atlanta, for cash consideration of $52,500. $5,250 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.
Acquisitions During the Year Ended June 30, 2013
AboveNet, Inc. (“AboveNet”)
On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the New York Stock Exchange, in exchange for cash of approximately $2,212,492, net of cash acquired. The purchase price was based upon the price of $84 per share agreed to in the Agreement and Plan of Merger and the number of AboveNet shares outstanding on July 2, 2012. The acquisition was funded through cash proceeds raised through financing transactions that occurred in July 2012. The acquisition was considered a stock purchase for tax purposes.

FiberGate Holdings, Inc. (“FiberGate”)

On August 31, 2012, the Company acquired 100% of the equity interest in FiberGate, a privately held corporation, for total consideration of $118,335. The acquisition was funded with cash on hand. $17,550 of the purchase price is currently held in escrow pending the expiration of the working capital and indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

USCarrier Telecom, LLC (“USCarrier”)

In connection with the October 1, 2010 acquisition of AFS, the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $16,092. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

First Telecom Services, LLC (“First Telecom”)

On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109,700. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Litecast/Balticore, LLC (“Litecast”)

On December 31, 2012, the Company acquired 100% of the equity interest in Litecast for total consideration of $22,160. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Core NAP, L.P. (“Core NAP”)

On May 31, 2013, the Company acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7,080. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.
Acquisitions During the Year Ended June 30, 2012
360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, the Company acquired all of the outstanding equity interest in 360 networks for a contractual purchase price of $345,000. In connection with the agreement, the Company agreed to assume a net working capital deficit of approximately $26,400 and acquired $709 in cash balances. In March 2012, the Company received $400 in cash from an

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

escrow account as a final working capital adjustment. As a result, the net consideration paid for the transaction was $317,891. The acquisition was funded with proceeds from a $315,000 Senior Secured Term Loan Facility (“Original Term Loan Facility”), which was entered into on December 1, 2011 (see Note 9—Long-Term Debt) and cash on hand.

Included in the $345,000 contractual purchase price was VoIP360, Inc., a legal subsidiary of 360 networks. The VoIP360, Inc. entity held substantially all of 360 networks’ Voice over Internet Protocol (“VoIP”) and other voice product offerings. Concurrently with the close of the 360 networks acquisition, the Company contributed 360 networks’ VoIP operations to OVS. On the contribution date, the Company estimated the fair value of the VoIP assets and liabilities that were distributed to OVS to be $11,700, which is netted within the caption “Net assets contributed to OVS” presented in the purchase price allocation table below. The acquisition was considered a stock purchase for tax purposes.

Mercury Marquis Holdings, LLC (“MarquisNet”)

On December 31, 2011, the Company entered into an Asset Purchase Agreement with MarquisNet. The agreement was consummated on the same date, at which time the Company acquired substantially all of the net assets of MarquisNet for a purchase price of $15,875, subject to post-closing adjustments. In connection with the agreement, the parties estimated the Company would assume a net working capital deficit of approximately $419. The Company also received an escrow refund totaling $1,875 related to the resolution of contingent purchase price adjustments in connection with the MarquisNet acquisition. As such, the consideration paid for the transaction was reduced to $13,581. The acquisition was funded with a draw on the Company’s revolving line-of-credit, which was subsequently repaid. The acquisition was considered an asset purchase for tax purposes.

Control Room Technologies, LLC, Allegan Fiber Communications, LLC and Lansing Fiber Communications (collectively “Arialink”)

On May 1, 2012, the Company acquired 100% of the equity interest in Arialink. The purchase price, which was funded with cash on hand, was $17,129, net of cash acquired and an escrow refund totaling $797 related to the resolution of contingent purchase price adjustments in connection with the Arialink acquisition. The acquisition was considered an asset purchase for tax purposes. Included in the Arialink acquisition were certain assets and liabilities that supported Arialink’s managed service product offerings. Concurrently with the close of the Arialink acquisition, the Company contributed the portion of Arialink’s business that supported those managed service product offerings to OVS. The Company’s estimate of the fair value of the net assets contributed to OVS is approximately $1,752.

Acquisition Method Accounting Estimates
The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) require significant judgment. As of June 30, 2014, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Access, FiberLink, CoreXchange, and Geo. All information presented with respect to non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. During the year ended June 30, 2014, the Company finalized its fair value analysis and resulting purchase accounting for the AboveNet, FiberGate, USCarrier, First Telecom, Litecast, and Core NAP acquisitions consummated in Fiscal 2013 and the Corelink acquisition consummated in Fiscal 2014.
The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions:

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

	Corelink	Access	Fiberlink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$93	$1,162	$1	$—	$13,739
Other current assets	521	2,283	811	893	11,060
Property and equipment	15,856	8,401	6,105	3,009	219,535
Deferred tax assets, net	—	—	6,975	158	—
Intangibles	156	16,000	17,200	10,148	61,164
Goodwill	2,950	26,968	32,258	4,458	91,249
Other assets	545	—	144	44	9,873
Total assets acquired	20,121	54,814	63,494	18,710	406,620
Current liabilities	718	989	1,153	607	22,226
Deferred revenue	219	5,054	19,203	395	40,807
Other liabilities	14,240	—	—	205	—
Deferred tax liability, net	2,962	7,541	—	—	37,516
Total liabilities assumed	18,139	13,584	20,356	1,207	100,549
Net assets acquired	1,982	41,230	43,138	17,503	306,071
Less cash acquired	(93)	(1,162)	(1)	—	(13,739)
Net consideration paid	$1,889	$40,068	$43,137	$17,503	$292,332

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2013 acquisitions:

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast	Core NAP
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 31, 2012	May 31, 2013
Cash	$139,137	$2,278	$—	$—	$—	$—
Other current assets	47,547	4,912	1,297	5,901	256	198
Property and equipment	1,477,320	58,975	19,361	63,543	386	2,507
Deferred tax assets, net	42,126	—	1,986	19,238	51	—
Intangibles	460,161	35,963	6,820	17,135	12,510	4,105
Goodwill	374,302	53,783	5,376	48,382	9,867	986
Other assets	12,564	58	27	60	—	—
Total assets acquired	2,553,157	155,969	34,867	154,259	23,070	7,796
Current liabilities	77,004	1,508	3,742	4,560	209	543
Deferred revenue	143,373	2,541	2,206	39,999	701	—
Other liabilities	5,069	—	—	—	—	173
Deferred tax liability, net	—	31,307	—	—	—	—
Total liabilities assumed	225,446	35,356	5,948	44,559	910	716
Net assets acquired	2,327,711	120,613	28,919	109,700	22,160	7,080
Net assets of Zayo Professional Services distributed to Parent (excluding cash)	23,918	—	—	—	—	—
Cost method investment in USCarrier	—	—	(12,827)	—	—	—
Less cash acquired	(139,137)	(2,278)	—	—	—	—
Net consideration paid	$2,212,492	$118,335	$16,092	$109,700	$22,160	$7,080

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the acquired assets and liabilities assumed from its Fiscal 2012 acquisitions:

	360networks	MarquisNet	Arialink
Acquisition date	December 1, 2011	December 31, 2011	May 1, 2012
Cash	$709	$—	$74
Other current assets	10,722	64	97
Property and equipment	167,116	1,295	8,873
Deferred tax assets, net	85,076	—	741
Intangibles	23,959	7,874	6,807
Goodwill	100,335	4,735	3,753
Other assets	214	—	31
Total assets acquired	388,131	13,968	20,376
Current liabilities	32,304	254	1,295
Deferred revenue	45,455	—	2,685
Other liabilities	3,472	133	945
Total liabilities assumed	81,231	387	4,925
Net assets acquired	306,900	13,581	15,451
Net assets contributed to OVS	11,700	—	1,752
Less cash acquired	(709)	—	(74)
Net consideration paid	$317,891	$13,581	$17,129
The goodwill arising from the Company's acquisitions results from the cost synergies, anticipated incremental sales to the acquired company's customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 7 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.
In each of the Company's Fiscal 2014, 2013, and 2012 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique. The fair value of the acquired customer relationships for each acquisition was determined to be as follows: 2014 acquisitions - Access, $16,000; Fiberlink, $17,200; CoreXchange, $10,148; and Geo $41,906; 2013 acquisitions - AboveNet, $457,907; FiberGate, $35,963; USCarrier, $6,820; First Telecom, $35,516; LiteCast, $12,510; CoreNap, $4,105; 2012 acquisitions -- 360networks, $19,923; MarquisNet, $7,874; Arialink, $6,807. For Fiscal 2014 acquisitions, the Company estimates the useful life of the acquired customer relationships to be approximately 20 years as it relates to Access and Fiberlink, 11 years to CoreXchange, and 12 years to Geo. For Fiscal 2013 acquisitions, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years as it relates to AboveNet, FiberGate, Litecast and USCarrier, 15 years for First Telecom, and 11 years for CoreNAP. For Fiscal 2012 acquisitions, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years as it relates to Arialink and 360networks and 11 years for MarquisNet.
The previous owners of AboveNet, 360networks, First Telecom, and Geo had entered into various agreements, including IRU agreements with other telecommunication service providers to lease fiber and other bandwidth infrastructure in exchange for upfront cash payments. The Company accounted for acquired deferred revenue at its acquisition date fair value, which was determined utilizing both the income and market approaches. The income approach was based upon management’s assessment of the cost of the network encumbered by the IRU contracts in place, as well as the future costs to be incurred in connection with the Company’s continuing legal obligation associated with the acquired IRU contracts plus a reasonable profit margin. The market approach incorporated the actual up-front payments received by AboveNet, 360networks, First Telecom, and Geo under contracts entered into within close proximity to the acquisition date, as those were recent market transactions

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

between parties unrelated to the Company, and comparable transactions that the Company had entered in to with other third-party customers within 18 months of the acquisition. A fair value of $146,016, $45,455, $39,999, and $40,807 was assigned to the acquired deferred revenue balance of AboveNet, 360networks, First Telecom, and Geo, respectively. The $143,373 represented in our purchase price allocation table above for AboveNet is shown net of amounts allocated to ZPS. The acquired deferred revenue is being recognized over a weighted average remaining contract term of 9.1 years, 12.5 years, 14.2 years, and 9.7 years for the AboveNet, 360networks, First Telecom, and Geo acquisitions, respectively.
Purchase Accounting Estimates Associated with Deferred Taxes
The three largest acquisitions completed in the last three years were 360networks, AboveNet, and Geo.
Based on the Company’s fair value assessment related to deferred tax assets acquired in the 360networks, AboveNet, and Geo acquisitions, a value of $85,076, $42,126, and $(37,516), respectively, was assigned to the acquired net deferred tax assets/(liabilities).

In conjunction with the finalization of acquisition accounting for 360networks and AboveNet, the Company completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company’s ability to utilize net operating loss carryforwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company’s acquisition of AboveNet and 360networks, the Company is subject to annual limitations on usage of the acquired $1,008,755 and $84,500 of NOLs generated by AboveNet and 360networks prior to the acquisition date.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	360networks	AboveNet	Geo
	December 1, 2011	July 2, 2012	May 16, 2014
Deferred income tax assets:
Net operating loss carry forwards	$29,587	$405,292	$2,529
Property and equipment	41,071	—	—
Deferred revenue	16,456	49,140	4,908
Accrued expenses	2,301	12,243	—
Allowance for doubtful accounts	16	2,435	—
Total deferred income tax assets	89,431	469,110	7,437
Deferred income tax liabilities:
Property and equipment	—	(249,963)	(32,720)
Intangible assets	(4,355)	(177,021)	(12,233)
Total deferred income tax liabilities	(4,355)	(426,984)	(44,953)
Net deferred income tax assets/(liabilities)	$85,076	$42,126	$(37,516)

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

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

Transaction Costs
Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $4,495, $14,204, and $6,630 during the years ended June 30, 2014, 2013 and 2012. Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.
Pro-forma Financial Information (Unaudited)

The unaudited pro forma results presented below include the effects of the Company’s Fiscal 2013 acquisitions of AboveNet, Fibergate, USCarrier, First Telecom, Litecast, and Core NAP and the Company’s Fiscal 2014 acquisitions of Corelink, Access, Fiberlink, CoreXchange, and Geo as if each acquisition occurred on July 1, 2012. The pro forma loss for the years ended June 30, 2013 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and a net increase to revenue during 2013 and net decrease to revenue during 2014 as a result of the acquisition date valuation of acquired deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated cost synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2012.

	Year Ended June 30,
	2014	2013
Revenue	$1,158,545	$1,079,193
Loss from continuing operations	$(183,153)	$(265,157)
The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

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
The Company continues to have ongoing contractual relationships with ZPS to provide ZPS with bandwidth capacity. The contractual relationships are based on agreements that were entered into at estimated market rates. During the quarter ended September 30, 2012, transactions with ZPS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with ZPS have been included in the Company’s results of operations. See Note 16 - Related-Party Transactions, for a discussion of transactions with ZPS during the years ended June 30, 2014 and 2013.
Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Year Ended June 30,
	2014	2013	2012
Revenues	$—	$6,474	$—
Earnings before income taxes	—	3,011	—
Income tax expense	—	1,203	—
Earnings from discontinued operations, net of income taxes	$—	$1,808	$—
The earnings from discontinued operations, net of income taxes, is net of $1,544 of intercompany expenses which ZPS recognized during Fiscal 2013 from transactions with other Zayo Group subsidiaries.

(5) INVESTMENT
In connection with the American Fiber Systems ("AFS") acquisition, the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company’s ownership in USCarrier was comprised of 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units. As discussed in Note 3 – Acquisitions, on October 1, 2012, the Company acquired the remaining equity interest in USCarrier. At the time of the AFS acquisition, management estimated the fair value of its interest in USCarrier to be $15,075. In valuing the Company’s interest in USCarrier, management used both an income- and market-based approach to estimate the acquisition date fair value.
Although the Company had a significant ownership position in USCarrier prior to the October 1, 2012 acquisition, as a result of certain historical disputes with the board of managers of USCarrier, the Company was unable to exercise control or significant influence over USCarrier’s operating and financial policies. As a result, the Company accounted for this investment utilizing the cost method of accounting from the date of the AFS acquisition.
Based on the agreed upon purchase price for the remaining outstanding equity interests included in the August 15, 2012 purchase agreement, the fair value of the Company’s original ownership interest in USCarrier was determined to be $12,827, and as such, the Company wrote-down the carrying value of its investment in USCarrier to its fair value and recognized an impairment of $2,248 during the year ended June 30, 2012.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

(6) PROPERTY AND EQUIPMENT
Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated
	useful lives	As of June 30,
	(in years)	2014	2013
Land	N/A	$712	$712
Building leasehold and site improvements	15 to 20	64,120	50,094
Furniture, fixtures and office equipment	3 to 7	5,721	4,223
Computer hardware	3 to 5	16,648	14,130
Software	3	9,344	7,623
Machinery and equipment	5 to 7	94,881	58,364
Fiber optic equipment	8	583,693	483,508
Circuit switch equipment	10	11,817	11,173
Packet switch equipment	5	62,844	41,133
Fiber optic network	15 to 20	2,437,378	1,934,948
Construction in progress	N/A	258,872	249,168
Total		3,546,030	2,855,076
Less accumulated depreciation		(737,721)	(443,856)
Property and equipment, net		$2,808,309	$2,411,220
Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2014, 2013 and 2012 was $294,101, $280,113 and $70,357, respectively.
Included within the Company’s property and equipment balance are assets under capital leases with a cost of $117,174 and $72,260 with associated accumulated depreciation of $24,011 and $13,217 as of June 30, 2014 and 2013, respectively. The Company recognized depreciation expense associated with assets under capital leases of $10,794, $8,512 and $3,142 for the years ended June 30, 2014, 2013 and 2012, respectively.
     During the years ended June 30, 2013 and 2012, the Company received a total of $9,319 and $22,826, respectively, in grant money from the NTIA’s Broadband Technology Opportunities Program for reimbursement of property and equipment expenditures. The Company has accounted for these funds as a reduction of the cost of its fiber optic network. No grant reimbursements were received by the Company during the year ended June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, the Company capitalized interest in the amounts of $12,636, $12,970, and $5,472, respectively. The Company capitalized $42,685, $28,613, and $9,373 of direct labor costs to property and equipment accounts during the years ended June 30, 2014, 2013 and 2012, respectively.

(7)	GOODWILL
The Company’s goodwill balance was $846,462 and $682,775 as of June 30, 2014 and 2013, respectively. Additions to goodwill during the year ended June 30, 2013 relate to the acquisitions of AboveNet, FiberGate, USCarrier, First Telecom, Litecast, and Core NAP (See Note 3 – Acquisitions). Additions to goodwill during the year ended June 30, 2014 relate to the acquisitions of Corelink, Access, Fiberlink, CoreXchange, and Geo.
The Company’s reporting units are comprised of its Strategic Product Groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), and Zayo Colocation (“zColo”). The following rollforward reflects the allocation of goodwill acquired in the Company’s Fiscal 2013 and 2014 acquisitions to the Company’s reporting units (in thousands):

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

	Waves	SONET	Ethernet	IP	MIG	Dark Fiber	zColo	Total
As of June 30, 2012	$57,110	$13,295	$24,257	$21,186	$10,131	$62,253	$5,571	$193,803
Additions
AboveNet	156,823	36,506	66,607	58,174	27,819	23,288	5,114	374,331
FiberGate	—	—	—	—	—	53,783	—	53,783
USCarrier	1,908	444	810	708	338	855	313	5,376
First Telecom	29	7	12	11	5	44,864	8	44,936
Litecast	706	164	300	262	125	8,277	34	9,868
Core NAP	—	—	—	—	—	—	5,674	5,674
Foreign currency translation and other adjustments	(712)	(130)	(278)	(268)	(106)	(3,451)	(51)	(4,996)
As of June 30, 2013	215,864	50,286	91,708	80,073	38,312	189,869	16,663	682,775
Additions:
First Telecom	597	—	149	—	—	2,700	—	3,446
Core NAP	—	—	—	—	—	—	(4,688)	(4,688)
Corelink	—	—	—	—	—	—	2,950	2,950
Access	—	—	5,129	137	5,823	15,879	—	26,968
Fiberlink	—	—	—	—	—	32,258	—	32,258
CoreXchange	—	—	—	—	—	—	4,458	4,458
Geo	25,654	—	—	—	—	65,595	—	91,249
Foreign currency translation and other adjustments	42	—	157	226	—	6,378	243	7,046
As of June 30, 2014	$242,157	$50,286	$97,143	$80,436	$44,135	$312,679	$19,626	$846,462
During the year ended June 30, 2014, goodwill increased by $7,046 primarily due to foreign currency movements impacting goodwill allocated to the U.K. operations. In addition, the Company recorded purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net decrease to goodwill of $1,242. The decrease primarily related to purchase accounting adjustments recorded during the second and fourth quarters of Fiscal 2014 in connection with the Company's final valuation of property, plant and equipment, intangible assets, and deferred revenue and associated deferred taxes impact for the First Telecom and Core NAP acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

(8) INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of June 30, 2014 and 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$764,905	$(100,513)	$664,392
Tradenames	85	(11)	74
Underlying rights	1,760	(116)	1,644
	766,750	(100,640)	666,110
Indefinite-Lived Intangible Assets
Certifications	3,488	—	3,488
Underlying rights	19,426	—	19,426
Total	$789,664	$(100,640)	$689,024
June 30, 2013
Finite-Lived Intangible Assets
Customer relationships	$715,730	$(84,570)	$631,160
Tradenames	1,179	(590)	589
Underlying rights	1,075	(54)	1,021
	717,984	(85,214)	632,770
Indefinite-Lived Intangible Assets
Certifications	3,488	—	3,488
Total	$721,472	$(85,214)	$636,258
     The weighted average remaining amortization period for the Company’s customer relationships and trade name assets is 16.3 years and 1.0 years, respectively. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 20 years. The amortization of intangible assets for the years ended June 30, 2014, 2013 and 2012 was $42,306, $42,567 and $14,604, respectively.
During the years ended June 30, 2014 and 2013, the Company wrote off $27,167 and $548 in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows:

Year Ended June 30,
2015	44,505
2016	44,323
2017	44,323
2018	44,323
2019	44,323
Thereafter	444,313
Total	$666,110

(9)	LONG-TERM DEBT

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

As of June 30, 2014 and 2013, long-term debt was as follows:

(dollars in thousands)	June 30, 2014	June 30, 2013
Term Loan Facility due 2019	$2,010,776	$1,603,800
8.125% Senior Secured First Priority Notes due 2020	750,000	750,000
10.125% Senior Unsecured Notes due 2020	500,000	500,000
Total Debt Obligations	3,260,776	2,853,800
Unamortized discount on senior Secured Term Loan due 2019	(20,653)	(23,095)
Carrying value of debt	3,240,123	2,830,705
Less current portion	(20,450)	(16,200)
Long-term debt, less current portion	$3,219,673	$2,814,505
On July 2, 2012, the Company and Zayo Capital issued $750,000 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500,000 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, the Company also entered into a $250,000 senior secured revolving credit facility (the "Revolver") and a $1,620,000 senior secured term loan facility, issued at a $30,000 discount, which accrues interest at floating rates (the “Term Loan Facility”); the interest rate on the Term Loan Facility was initially LIBOR plus 5.875% (subject to a 7.125% floor) and the interest rate on the Revolver was initially LIBOR plus 5.375%. A portion of the net proceeds from the Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 12 – Equity), were used to extinguish the Company’s prior term loan facility and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s prior senior secured notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.
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
On October 5, 2012, the Company and Zayo Capital entered into a second amendment (the “Second Amendment”) to the agreement governing its Term Loan Facility and Revolver (the "Credit Agreement"). Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0% (subject to a 5.25%floor), which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.
On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (subject to a 4.5% floor). The amended terms represent a downward adjustment of 50 basis points on the spread and a further 25 basis point reduction in the minimum floor. Under the terms of the Fourth Amendment, the Revolver bore interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio, which represented a 50 basis point reduction. The Fourth Amendment also amended certain terms and provisions of the Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).
In connection with the aforementioned amendments, the Company incurred early redemption call premiums of $16,200 and $16,119 for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to the syndicate of creditors in the Term Loan Facility. Prior to the consummation of the amendments, the Company requested the consent of all creditors holding balances in the Term Loan Facility to the amended terms. $15,261 and $15,040 of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, have been accounted for as additional debt issuance costs for the modified obligations during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $939 and $1,079 associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments such that the full amount of the Term Loan Facility's commitments were replaced in both the Second and Fourth Amendments. The principal payment of $344,452 to the non-consenting creditors is reflected on the consolidated statement of cash flows as a principal payment on long-term debt, and the corresponding $344,452 received from new creditors is reflected as proceeds from issuance of long-term debt.
In connection with the Second and Fourth Amendments, the Company recognized an expense of $12,278 during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.
On November 26, 2013, Zayo Group, LLC (“ZGL”) and Zayo Capital, Inc. (“Zayo Capital”) entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, effective November 26, 2013, the Term Loan Facility was increased by $150,000 to $1,749,750, and the interest rate was adjusted to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur an early redemption call.
In connection with the Fifth Amendment, the Company recognized an expense of $1,911 associated with debt extinguishment costs, including cash expense of $955 related to third party costs and non-cash expense of $956 associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1,512 in debt issuance costs.
On May 16, 2014, ZGL and Zayo Capital Inc. entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated as of July 2, 2012 (as amended, the “Credit Agreement”). Per the terms of the Sixth Amendment, the Company’s $1,740,900 Term Loan Facility was increased by $275,000 to $2,015,900 and bears interest at the existing rate of LIBOR plus 3.0 percent with a minimum LIBOR rate of 1.0 percent. The $275,000 add-on was priced at 99.5 percent. No other terms of the Credit Agreement were amended. In connection with the Sixth Amendment, the Company incurred an additional $3,196 in debt issuance costs and $1,375 was recorded as a discount.

The interest rates in effect on the Term Loan Facility and Revolver as of June 30, 2014 were 4.0% and 3.0%, respectively. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. The Revolver has a maturity date of July 2017.
The Term Loan Facility was issued at a discount of $30,000 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $5,113 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the years ended June 30, 2014 and 2013).
     As of June 30, 2014, no amounts were outstanding on the Revolver. Standby letters of credit were outstanding in the amount of $6,428 as of June 30, 2014, leaving $243,572 available under the Revolver as of June 30, 2014. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Fiscal Quarters Ending	Minimum Ratio
September 30, 2014, December 31, 2014 and March 31, 2015	2.00 to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25 to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.50 to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75 to 1.0
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
The indentures governing the Notes (the "Indentures") limit any increase in the Company's secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.5 times the Company's previous quarter's annualized modified EBITDA, as defined in the Indentures, and limit the Company's incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter's annualized modified EBITDA.
The Credit Agreement and Indentures contain certain restrictions on the ability of the Company and its subsidiaries to pay dividends to CII.

The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2014 and 2013.
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
In the event of an equity offering to the public, at any time prior to July 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued under the Indentures at a redemption price of 108.125% (for the Senior Secured Notes) and 110.125% (for the Senior Unsecured Notes) of the principal amount thereof, plus accrued and unpaid

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

interest and additional interest, if any, thereon to the redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Notes issued under each of the Indentures remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering.
The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.
The Company may voluntarily make prepayments against the principal balance of the Term Loan Facility without paying a premium.
Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2014:

Year Ended June 30,
2015	20,450
2016	20,450
2017	20,450
2018	20,450
2019	20,450
Thereafter	3,158,526
Total	$3,260,776
Guarantees
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital which does not have independent assets or operations.
Debt issuance costs
In connection with the Notes offering, Revolver and the amended Term Loan Facility and subsequent Fiscal 2013 and Fiscal 2014 amendments, the Company incurred debt issuance costs of $114,796 (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are immediately expensed.
Unamortized debt issuance costs of $19,706 and $22,561 associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the year ended June 30, 2013 upon the settlement of the Company’s previous debt obligations in July 2012 and material amendment to the Company's existing debt obligations in October 2012 and February 2013, respectively. Unamortized debt issuance costs of $675 were recorded as part of the loss on extinguishment of debt during the year ended June 30, 2014 associated with the amendment of the Company’s existing debt obligations in November 2013. The balance of debt issuance costs as of June 30, 2014 and 2013 was $89,380 and $99,098, net of accumulated amortization of $25,416 and $11,482, respectively. Interest expense associated with the amortization of debt issuance costs was $13,917, $11,482, and $3,441 for the years ended June 30, 2014, 2013 and 2012, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “non-cash interest expense” along with the amortization or accretion of the premium or discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.
Changes in the fair value of interest rate swaps are recorded in interest expense in the consolidated statements of operations for the applicable period. During the year ended June 30, 2013, $2,642 was recorded as a reduction in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $2,642 is included in “Other long term assets” in the Company’s consolidated balance sheet as of June 30, 2013. During the year ended June 30, 2014, $4,656 was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $2,014 is included in “Other long term liabilities” in the Company’s consolidated balance sheet as of June 30, 2014.
(10)INCOME TAXES
The Company, a limited liability company, is taxed at the Holdings level. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these consolidated financial statements.
The Company’s provision/(benefit) for income taxes from continuing operations is summarized as follows:

	Year Ended June 30,
	2014	2013	2012
Federal income taxes – current	$6,155	$—	$(625)
Federal income taxes – deferred	24,287	(25,598)	22,206
Federal income taxes	30,442	(25,598)	21,581

State income taxes – current	3,642	1,661	(945)
State income taxes – deferred	1,042	(3,649)	8,921
State income taxes	4,684	(1,988)	7,976

Foreign income taxes – current	3,336	—	—
Foreign income taxes – deferred	(613)	3,540	—
Foreign income taxes	2,723	3,540	—

Total provision/(benefit) for income taxes	$37,849	$(24,046)	$29,557
The United States and foreign components of (loss)/benefit from continuing operations before income taxes for each of the three years ended June 30, 2014, 2013 and 2012 are as follows:

	Year ended June 30,
	2014	2013	2012
United States	$(9,048)	$15,840	$—
Foreign	(133,580)	(184,451)	23,708
Total	$(142,628)	$(168,611)	$23,708
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2014, 2013 and 2012 are as follows:

	Year ended June 30,
	2014	2013	2012
Expected (benefit)/provision at the statutory rate	$(49,859)	$(59,046)	$8,298
Increase due to:
Non-deductible stock-based compensation	96,342	35,576	8,685
State income taxes (benefit)/provision, net of federal benefit	(6,519)	(2,201)	5,184
Transactions costs not deductible for tax purposes	759	1,257	1,416
Provision/(reversal) for uncertain tax positions, net	(2,600)	—	5,808
State NOL adjustment	—	2,788	—
Change in effective tax rate	(286)	—	459
Change in valuation allowance	1,284	—	—
Foreign tax rate differential	991	(2,264)	—
Other, net	(2,263)	(156)	(293)
Provision/(benefit) for income taxes	$37,849	$(24,046)	$29,557
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of June 30,
	2014	2013
Deferred income tax assets
Net operating loss carry forwards	$418,157	$533,558
Alternate minimum tax credit carryforwards	6,175	181
Deferred revenue	191,220	99,241
Accrued expenses	22,176	19,573
Other liabilities	4,367	5,108
Allowance for doubtful accounts	6,261	3,203
Lease impairment liability	3,212	4,017
Other	2,076	3,931
Total deferred income tax assets	653,644	668,812
Valuation allowance	(2,174)	—
Net deferred tax assets	651,470	668,812
Deferred income tax liabilities
Property and equipment	374,391	331,511
Intangible assets	230,697	220,551
Debt issuance costs	27,261	31,674
Total deferred income tax liabilities	632,349	583,736
Net deferred income tax asset	$19,121	$85,076
As of June 30, 2014, the Company had $1,073,920 of federal net operating loss ("NOL") carry forwards utilizing approximately $297,965 during Fiscal 2014. The Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase. These acquisitions, however, were considered a "change in ownership within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation. Currently available NOL carryforwards as of June 30, 2014 are approximately $613,971. An additional $192,734 will become available for use during

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

fiscal year ended June 30, 2015. The Company's NOL carryfowards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032.
As of June 30, 2014, the Company had approximately $20,714 of foreign jurisdiction net operating loss carry forwards, primarily in the United Kingdom. The majority of these foreign jurisdiction net operating loss carry forwards do not expire.
As of June 30, 2014, the Company had tax-effected state net operating loss carry forwards of approximately $37,854, which are subject to limitations on their utilization and have various expiration dates through 2032.
Management believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods, with the exception of deferred tax assets related to a foreign subsidiary. The Company’s evaluation encompassed (i) a review of its recent history of taxable income for the past three years and (ii) a review of internal financial forecasts demonstrating its expected ability to fully utilize its deferred tax assets prior to expiration.
Release of Accrual for Uncertain Tax Position
During Fiscal 2014, the Company released an accrual of $2,600 related to an uncertain tax position previously recognized in connection with the Fibernet acquisition upon settlement of the matter with the Internal Revenue Service. The uncertain tax position was associated with a deduction taken for accelerated vesting of restricted stock units. This reduced the Company's estimated effective tax rate for the fiscal year ended June 30, 2014. The remaining accrual was recorded as a reduction of the deferred tax assets associated with the Company's net operating loss carryforwards.

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

	2014	2013
Balance, beginning of year	$6,416	$6,416
Decreases	(6,416)	—
Balance, end of year	$—	$6,416
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

(11) ACCRUED LIABILITIES
Accrued liabilities included in current liabilities consisted of the following:

	Year Ended June 30,
	2014	2013
Accrued compensation and benefits	$12,884	$10,357
Accrued property and equipment purchases	46,150	26,301
Network expense accruals	70,157	46,704
Other accrued taxes	9,307	11,095
Deferred lease obligations	2,287	2,709
Accrued professional fees	3,806	2,547
Other accruals	13,925	16,219
Total	$158,516	$115,932

(12)	EQUITY
Zayo Group was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings, which in turn is wholly owned by CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. The Company is controlled by the CII Board of Managers, which is in turn controlled by the members of CII in accordance with the rights specified in the CII Operating Agreement.
During the years ended June 30, 2014, 2013 and 2012, CII contributed $5,605, $345,013, and $134,796, respectively, in cash to the Company through Holdings. CII funded these amounts from equity contributions made by its investors. No equity contributions were made during the year ended June 30, 2014.
In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470,274, net of $1,976 in costs associated with raising the additional equity. In June 2012, $133,150 of the proceeds (net of fees) from the equity raised was contributed to the Company, and the remaining $337,124 was contributed during the year ended June 30, 2013. As of July 2, 2012, the equity commitments from CII’s investors had been fulfilled.
As discussed in Note 13 — Stock-Based Compensation, during the year ended June 30, 2012, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company was $9,080. The distribution was funded by CII, which was accounted for as a non-cash capital contribution to the Company from CII and is reflected as such in the consolidated statement of member’s equity for the year ended June 30, 2012.
During the year ended June 30, 2012, CII and the Company agreed to settle a related party payable due to CII in the amount of $15,541 via a non-cash equity contribution from CII. This contribution is reflected in the consolidated statement of member’s equity in the caption “Non-cash contributions/distributions from Parent, net/Distributions to Parent, net.”
As discussed in Note 3 - Acquisitions, CII issued 301,949 Class C preferred units of CII with an estimated fair value of $1,637 in connection with the Corelink acquisition during the first quarter of Fiscal 2014.
As discussed in Note 13 - Stock-Based Compensation, during the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders. The total amount of the aggregate distributions to employees of the Company was $8,797. The Company distributed $10,000 to Holdings, which made the distribution to the employees. The amount distributed to Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013.
Holdings is the taxable parent of the Company, Onvoy Voice Services, Inc. (“Onvoy”), and Zayo Professional Services ("ZPS"). Holdings allows for the sharing of Holdings’ NOL carry forwards between the Company, Onvoy and ZPS. To the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

extent that any entity utilizes NOLs or other tax assets that were generated or acquired by the other entity, the entities will settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entity’s member’s equity. During the years ended June 30, 2014, 2013 and 2012, the Company’s member’s equity balance decreased by $6,066, $4,217 and $3,402, respectively, as a result of transferring net deferred tax assets or liabilities to Onvoy and ZPS.

(13)	STOCK-BASED COMPENSATION
Liability Classified Awards
As of June 30, 2014, the Company has been given authorization by CII to award 625,000,000 of CII's common units as profits interests to employees and directors of the Company.
As of June 30, 2013, CII had eight classes of common units with different liquidation preferences - Class A through Class H units. During the year ended June 30, 2014, CII issued three additional classes of common units: Class I, Class J and Class K. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the Board of Managers of CII on the terms and conditions specified in the employee or director equity agreement. The common units do not have voting rights. At June 30, 2014, 552,512,338 common units were issued and outstanding to employees and directors of the Company, and 72,487,662 common units were available to be issued. At June 30, 2013, 461,204,980 common units of CII were issued and outstanding to employees and directors of the Company. At June 30, 2012, 169,083,792 common units were issued and outstanding to employees and directors of the Company.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.
As of June 30, 2014 and 2013, the estimated fair value of the common units was as follows:

	As of June 30,
Common Unit Class	2014	2013
	(estimated per unit value)
Class A	$2.47	$1.50
Class B	2.22	1.34
Class C	1.92	1.14
Class D	1.86	1.10
Class E	1.62	0.95
Class F	1.44	0.75
Class G	0.82	0.46
Class H	0.70	0.38
Class I	0.45	n/a
Class J	0.33	n/a
Class K	0.29	n/a
The liability associated with the common units was $391,305 and $158,520 as of June 30, 2014 and 2013, respectively. The stock-based compensation expense associated with the common units was $252,930, $104,195, and $25,382 during the years ended June 30, 2014, 2013 and 2012, respectively.
The Company's stock-based compensation relates to employees functioning in the selling, general and administrative capacity. The Company presents stock-based compensation as a separate component of selling, general and administrative expenses on the consolidated statement of operations due to the size and volatility of the non-cash expense.
The holders of common units of CII are not entitled to transfer their units or receive dividends or distributions, except at the discretion of CII's Board of Managers. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders as defined in CII's operating agreement. The maximum incremental allocation of proceeds from a liquidation event to common unit holders of 20% occurs if the return multiple realized by a preferred unit holder reaches 3.5 times each respective preferred holder's combined capital contributions.
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

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15,000
Class C	40,000
Class D	45,000
Class E	75,000
Class F	95,000
Class G	235,000
Class H	290,000
Class I	435,000
Class J	515,000
Class K	545,000
In December 2011, CII and the preferred unit holders of CII authorized a non-liquidating cash distribution to common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 85% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution will retain all of their common units and be entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 15% discount. During the year ended June 30, 2012, $9,080 was distributed to the Company’s common unit holders as a result of the December 2011 non-liquidating distributions. The distribution was paid by CII and is reflected in the Company’s consolidated statement of member’s equity as a capital contribution (non-cash) with a corresponding reduction in the stock-based compensation liability, as the associated expense for the common unit grants was previously recognized. Common unit holders electing to receive the early distribution forfeited $1,615 in previously recognized stock-based compensation which had the effect of reducing stock-based compensation expense during the year ended June 30, 2012.
In June 2012, the Board of CII and the preferred unit holders of CII authorized an additional non-liquidating cash distribution in the amount of $7,000 to the Company’s Chief Executive Officer. The officer retained all of his common units and is entitled to receive future distributions only to the extent such future distributions are in excess of the $7,000 non-liquidating distribution.
In September 2013, the Board of CII authorized a non-liquidating cash distribution to certain common unit holders of up to $10,000. The eligibility for receiving proceeds from this distribution was determined by the liquidation preference of the unit holder. Receiving proceeds from the authorized distribution was at the election of the common unit holder. As a condition of the early distribution, common unit holders electing to receive an early distribution received 90% of the amount that they would otherwise be entitled to receive if the distribution were in connection with a liquidating distribution. The common unit holders electing to receive the early distribution retained all of their common units and are entitled to receive future distributions only to the extent such future distributions are in excess of the non-liquidating distribution, before applying the 10% discount. During the second quarter of Fiscal 2014, $8,797 was distributed to CII’s common unit holders as a result of the non-liquidating distributions, with a corresponding reduction in the stock-based compensation liability as the associated

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

expense was previously recognized. The distribution was funded by the Company through a $10,000 distribution to Holdings, which paid the distribution to the employees. The amount distributed to Holdings in excess of the amounts distributed to the employees is reflected as a distribution of $1,203 in the consolidated statement of member’s equity as "Distribution to Parent" during the quarter ended December 31, 2013. Common unit holders electing to receive the early distribution forfeited $977 in previously recognized stock-based compensation, which had the effect of reducing stock-based compensation expense recognized during the second quarter of Fiscal 2014.
In February 2014, the Board of CII approved an advance distribution of cash to the Company's Chief Executive Officer, Dan Caruso, in respect of his common units in the amount of $3,000 pursuant to a new compensation agreement. This advance distribution was funded by the Company through a $3,000 distribution to Holdings, which paid the distribution to Mr. Caruso, with a corresponding reduction in the stock-based compensation liability as the associated expense was previously recognized.

In May 2014, the Board of CII approved a redemption for cash of the common units held by a member of the Company’s management team in respect of his vested common units in the amount of $9,050. This advance distribution was funded by the Company through a $9,050 distribution to Holdings, which paid the distribution, with a corresponding reduction in the stock-based compensation liability as the associated expense for this individual’s vested common unit grants was previously recognized.

The following table represents the activity as it relates to common unit issuances and forfeitures during the years ended June 30, 2014, 2013 and 2012.

	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Class H	Class I	Class J	Class K	Totals
Balance at June 30, 2011	47,097,128	17,247,520	2,787,718	32,389,470	10,290,905	—	—	—	—	—	—	109,812,741
Common units issued	—	—	—	—	—	63,450,000	—	—	—	—	—	63,450,000
Common units forfeited	—	(318,749)	(610,936)	(1,740,931)	(808,333)	(700,000)	—	—	—	—	—	(4,178,949)
Balance at June 30, 2012	47,097,128	16,928,771	2,176,782	30,648,539	9,482,572	62,750,000	—	—	—	—	—	169,083,792
Common units issued	—	—	—	—	—	2,500,000	192,747,213	118,930,832	—	—	—	314,178,045
Common units forfeited	(50,000)	(42,917)	(24,999)	(732,944)	(51,389)	(3,038,056)	(17,001,364)	(1,115,188)	—	—	—	(22,056,857)
Balance at June 30, 2013	47,047,128	16,885,854	2,151,783	29,915,595	9,431,183	62,211,944	175,745,849	117,815,644	—	—	—	461,204,980
Common units issued	—	—	—	—	—	—	—	598,822	46,107,213	60,000,009	8,015,000	114,721,044
Common units forfeited	—	—	—	(23,000)	(58,334)	(365,547)	(4,756,655)	(3,755,033)	(1,258,739)	(687,472)	—	(10,904,780)
Common units cancelled	(1,421,667)	(580,000)	(250,000)	(1,840,027)	—	(1,300,000)	(2,312,692)	(3,198,495)	(781,597)	(824,428)	—	(12,508,906)
Balance at June 30, 2014	45,625,461	16,305,854	1,901,783	28,052,568	9,372,849	60,546,397	168,676,502	111,460,938	44,066,877	58,488,109	8,015,000	552,512,338

Vested Common Units	45,625,461	16,305,854	1,901,783	28,052,568	9,372,849	46,975,841	108,632,421	48,947,369	—	—	—	305,814,146
Unvested Common Units	—	—	—	—	—	13,570,556	60,044,081	62,513,569	44,066,877	58,488,109	8,015,000	246,698,192

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

As of June 30, 2014 and 2013, respectively, the Company had 246,698,192 and 271,035,055 common units that were unvested and outstanding. As of June 30, 2014, the fair value of unvested common units issued to employees and independent directors was $143,339. The unvested shares at June 30, 2014 will become fully vested over a three year period.
The Company utilizes a probability-weighted estimated return method ("PWERM") to value the common units. The method estimates the value of the units based on an analysis of values of the enterprise assuming various future outcomes. The estimated fair value of the common units is based on a probability-weighted present value of expected future proceeds to CII’s shareholders, considering certain potential liquidity scenarios available to CII’s investors as well as preferential rights of each security. This approach utilizes a variety of assumptions regarding the probability of a certain scenario occurring, if the event involves a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield. The potential future outcomes that were considered by management were remaining a private company with the same ownership, a sale or merger, and an initial public offering (“IPO”). The income approach utilized under the remaining private scenario was based on management's projected future cash flows, which were discounted at a market participant weighted-average cost of capital. The market-based approach, utilized under the IPO and sale scenarios, estimates the fair value of CII’s equity based on observable multiples of revenue and EBITDA paid by investors and acquirers of interests of comparable companies in the public and private markets. These observable revenue and EBITDA multiples are applied to projected twelve-month revenue and EBITDA amounts at the dates of the potential exit events and discounted back using CII’s estimated cost of capital. The value attributable to each class of shares is then discounted in order to account for the lack of marketability of the units.
Equity Classified Awards
CII has issued preferred units to certain Zayo Group executives and directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company's member interest account of $431, $853, and $871 for the years ended June 30, 2014, 2013 and 2012, respectively.

(14) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2014 and 2013 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed, net of unamortized discounts or premiums and was $1,250,000 and $1,250,000 as of June 30, 2014 and 2013, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of June 30, 2014 and 2013 was estimated to be $1,294,750 and $1,364,375, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.
     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,990,123 and $1,580,705 as of June 30, 2014 and 2013, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.0%. Since management does not believe that the Company’s credit quality has changed significantly since the date the amended Term Loan Facility was entered into and subsequently repriced in November 2013, its carrying amount approximates fair value. Without giving effect to the Company's interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $20,108.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. A change in the fair value of the interest rate swaps of $4,656 was recorded as an increase to interest expense during the year ended June 30, 2014. A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $15,234.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

As of June 30, 2014 and 2013, there is no balance currently outstanding under the Company's current Revolver.
The Company records its interest rate swaps and stock-based compensation liability at their estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2014	June 30, 2013
Assets Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$—	2,642
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$2,014	$—
Stock-based compensation liability	Level 3	$391,305	$158,520
The Company’s stock-based compensation liability related to CII common unit grants to employees is measured at fair value each reporting date. Various assumptions are utilized in the valuation that impact the resulting fair values calculated for each grant class, the most sensitive of which is the enterprise valuation multiple used under each exit scenario. An increase of 1.0x in these multiples would increase the corresponding stock-based compensation expense and liability by approximately $57,070 as of June 30, 2014.

(15)	COMMITMENTS AND CONTINGENCIES
Capital Leases
Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year Ended June 30,
2015	$4,012
2016	3,402
2017	4,580
2018	3,554
2019	3,224
Thereafter	13,176
Total minimum lease payments	31,948
Less amounts representing interest	(6,677)
Less current portion	(2,415)
Capital lease obligations, non-current	$22,856

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Operating Leases
The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $83,488, $87,090 and $45,885 for the years ended June 30, 2014, 2013 and 2012, respectively.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. When the straight-line expense recorded exceeds the cash outflows during the respective period, the Company records a deferred lease obligation on the consolidated balance sheets and amortizes the deferred rent over the terms of the respective leases.
     Minimum contractual lease payments due under the Company’s long-term operating leases are as follows

Year Ended June 30,
2015	$96,492
2016	80,752
2017	68,355
2018	60,309
2019	50,293
Thereafter	497,883
$854,084
Lease Termination Costs
In connection with integration activities associated with acquisitions completed during Fiscal 2012 and 2013, the Company completed an analysis of existing and acquired facilities leases and determined that certain facilities under lease would not be used by the Company in the future. During the fourth quarter of 2013, the Company recorded a charge for lease termination costs totaling $10,360 related to exit activities initiated for unutilized space associated with leased office and technical facilities, which was partially offset by a benefit related to the release of associated rent escalation accrual in the amount of $163. The net lease termination charge recorded during the year ended June 30, 2013 was $10,197. The charge has been included in operating costs and selling, general and administrative expenses for Fiscal 2013. As of June 30, 2013 and 2014, the remaining lease termination obligation associated with these facilities was $10,073 and $8,053, respectively, which is recorded net of expected sublease income of $2,952 and $2,254, respectively. The Company periodically re-evaluates its assumptions used to estimate this obligation and may record adjustments prospectively as facts or circumstances change related to the impaired leased facilities.

A summary of the lease termination charges and related activity follows:

Lease Termination Liability (in thousands)
Balance as of June 30, 2012	$—
Charges	10,360
Accretion	3
Payments	(290)
Balance as of June 30, 2013	10,073
Change in assumption	(41)
Accretion	89
Payments	(2,068)
Balance as of June 30, 2014	8,053
Less current portion	1,707
Lease termination liability- long term	$6,346

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Purchase Commitments
At June 30, 2014, the Company was contractually committed for $157,105 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
Outstanding Letters of Credit
As of June 30, 2014, the Company had $6,428 in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.
Other Commitments
In February 2010, the Company was awarded an NTIA BTOP grant for a fiber network project in Indiana (the “Indiana Stimulus Project”). The Indiana Stimulus Project involves approximately $31,425 of capital expenditures, of which $25,100 was funded by a government grant and approximately $6,285 was funded by the Company. In connection with this project, 626 route miles of fiber were constructed and lit. The Company began capitalizing certain pre-construction costs associated with this project in April 2010 and began receiving grant funds in May 2010. The Company was reimbursed for $96 of expenses and $23,786 of capital expenditures related to the Indiana Stimulus Project. The Company also contributed $4,400 of pre-existing network assets to the project. The Company completed this project on July 31, 2013.
In July 2010, the Company was awarded from the NTIA BTOP a $13,383 grant to construct 286 miles of fiber network in Anoka County, Minnesota, outside of Minneapolis (the “Anoka Stimulus Project”). The Anoka Stimulus Project involves approximately $19,117 of capital expenditures, of which $13,383 is to be funded by a government grant and approximately $5,735 is to be funded by the Company. The Company was reimbursed for $121 of expenses and $11,646 of capital expenditures related to the Anoka Stimulus Project. The project was completed in December 2013.
In September 2011, the Company signed a sub-recipient agreement on an award granted to Com Net, Inc. (“Com Net”) from the NTIA BTOP. The award of approximately $30,032 to Com Net will expand broadband services to rural and underserved communities in Western Ohio. In order to effectively implement the project, Com Net established the GigE Plus Availability Coalition consisting of the Company, OARnet and an initial group of 33 Broadband Service Providers to deploy broadband to 28 Western Ohio counties. Upon completion, the project will add nearly 366 new miles of fiber to the Company’s existing Ohio network. As a sub recipient, the Company is required to contribute to the federal match. The Company’s maximum contribution is $3,111 which represents a 30% match on the assets to which the Company will take ownership. As of June 30, 2014, the Company has incurred $476 in capital expenditures associated with this project. We anticipate the project will be completed by September 2014.
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
As of July 1, 2011, the Company had a due to related-party balance with CII of $4,590. The liability with CII relates to an interest payment made by CII on behalf of the Company. Also during the year ended June 30, 2012, CII made an additional interest payment of $10,951 on behalf of the Company. During the year ended June 30, 2012, the Company and CII agreed to settle the then outstanding payable to CII in the amount of $15,541 through an increase in CII’s equity in the Company. The Company reflected the interest payments made on behalf of the Company by CII as operating cash flows in its statements of cash flows.
The Company has ongoing contractual relationships with OVS and ZPS, whereby the Company provides OVS and its subsidiaries and ZPS with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

The following table represents the revenue and expense transactions we recognized with Onvoy for the periods presented:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Revenues	$7,029	6,639	6,467
Operating costs	$(1,627)	(1,515)	(2,675)
The following table represents the revenue and expense transactions we recognized with ZPS for the periods presented:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Revenues	$5,304	$5,434	$—
Operating costs	$—	$—	$—

Dan Caruso, the Company’s President, Chief Executive Officer and director, purchased $500 of the Company’s notes in connection with the Company’s $100,000 notes offering in September 2010. The purchase price of the notes acquired by Mr. Caruso was $516 after considering the premium on the notes and accrued interest. On July 2, 2012, the Company repurchased Mr. Caruso’s notes for $541 pursuant to its offer to repurchase all of the outstanding notes of that series. In addition, Mr. Caruso is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the year ended June 30, 2014, the Company reimbursed Mr. Caruso $143 for his business use of the aircraft.
On July 2, 2012, Matthew Erickson, an officer of the Company, purchased $600 in aggregate principal amount of the Company’s Senior Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors.

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
The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company’s notes to its financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and adjusted EBITDA (as defined below).
The Company’s seven SPGs are organized into two reportable segments based on the similarities of business activities: Physical Infrastructure and Lit Services. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and zColo. The Lit Services reporting segment is comprised of the following SPGs:

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Wavelengths, Ethernet, IP and SONET. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure and Lit Services. The segment managers for each of the Physical Infrastructure and Lit Services reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.
The Company’s two reportable segments are described below:
Physical Infrastructure.  Through the Physical Infrastructure segment, the Company provides raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. The Company’s datacenters offer colocation and interconnection services to its customers, who then house and power the Company’s computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Physical Infrastructure segment generally tend to range from three to twenty years.
Lit Services.  The Lit Services segment provides bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and the Company’s customers pay for access based on the amount and type of bandwidth they purchase. The Company’s lit services include wavelength, Ethernet, IP, and SONET services with capacity ranging from 1.54Mb to 100G. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Lit Services customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.
Revenues for all of the Company’s products are included in one of the Company’s two reportable segments. The results of operations for each reportable segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes. The following tables summarize financial information of each of the segments:
Segment Adjusted EBITDA
Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.
The Company defines Segment Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains on an intercompany loan, and impairment of cost method investment. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

Segment Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by the Company and its Compensation Committee for purposes of determining bonus payouts to employees.
Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and

•	does not reflect cash required to pay income taxes.
The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

	For the year ended June 30, 2014
	Physical Infrastructure	Lit Services	Corp/ elimination	Total
Revenue from external customers	$498,235	$608,675	$—	$1,106,910
Segment Adjusted EBITDA	$325,646	$326,654	$29	$652,329
Total assets	$2,851,766	$1,739,139	$413,682	$5,004,587
Capital expenditures, net of stimulus grant reimbursements	$209,147	$151,610	$—	$360,757

	For the year ended June 30, 2013
	Physical infrastructure	Lit services	Corp/elimination	Total
Revenue from external customers	$416,277	$573,335	$(1,527)	$988,085
Segment Adjusted EBITDA	$276,188	$278,355	$(1,561)	$552,982
Total assets	$2,300,599	$1,685,510	$141,782	$4,127,891
Capital expenditures, net of stimulus grant reimbursements	$180,261	$142,940	$—	$323,201

	For the year ended June 30, 2012
	Physical infrastructure	Lit services	Corp/elimination	Total
Revenue from external customers	$157,419	$224,624	$—	$382,043
Segment Adjusted EBITDA	$101,060	$92,120	$1,340	$194,520
Total assets	$611,777	$483,755	$276,572	$1,372,104
Capital expenditures, net of stimulus grant reimbursements	$38,809	$85,328	$—	$124,137

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Reconciliation from Total Segment Adjusted EBITDA to net earnings/(loss) from continuing operations before income taxes

	For the year ended June 30,
	2014	2013	2012
Total Segment Adjusted EBITDA	$652,329	$552,982	$194,520
Interest expense	(203,508)	(202,464)	(50,720)
Depreciation and amortization expense	(336,407)	(322,680)	(84,961)
Transaction costs	(4,495)	(14,204)	(6,630)
Impairment of cost method investment	—	—	(2,248)
Stock-based compensation	(253,361)	(105,048)	(26,253)
Loss on extinguishment of debt	(1,911)	(77,253)	—
Unrealized foreign currency translation gain	4,725	56	—
Net (loss)/earnings from continuing operations before provision for income taxes	$(142,628)	$(168,611)	$23,708

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

The following is a summary of geographical information (dollars in thousands):

	For the year ended June 30,
	2014	2013	2012
Revenue from external customers:
United States	$1,036,501	$930,233	$382,043
United Kingdom	70,271	57,488	—
Japan	138	364	—
	$1,106,910	$988,085	$382,043
Long-lived assets:
United States	$3,135,253	$3,055,917	$961,921
United Kingdom	488,658	120,221	—
Japan	406	2	—
	$3,624,317	$3,176,140	$961,921
The Company includes all non-current assets, except for goodwill, in its long-lived assets.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 9 – Long-Term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, Inc., $750,000 Senior Secured Notes and $500,000 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisition of AboveNet and Geo.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Balance Sheet
June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$256,038	$1,013	$35,563	$—	$292,614
Trade receivables, net	33,513	6,044	15,450	—	55,007
Due from related parties	1,011	—	595	(754)	852
Prepaid expenses	18,834	1,364	5,286	—	25,484
Deferred income taxes	155,977	—	1,475	—	157,452
Other assets, current	1,928	1	470	—	2,399
Total current assets	467,301	8,422	58,839	(754)	533,808
Property and equipment, net	2,389,270	95,209	323,830	—	2,808,309
Intangible assets, net	563,724	29,756	95,544	—	689,024
Goodwill	683,461	17,832	145,169	—	846,462
Debt issuance costs, net	89,380	—	—	—	89,380
Other assets	23,406	3,347	10,851		37,604
Related party note receivable, long-term	267,770	—	—	(267,770)	—
Investment in subsidiary	303,703	—	—	(303,703)	—
Total assets	$4,788,015	$154,566	$634,233	$(572,227)	$5,004,587
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20,450	$—	$—	$—	$20,450
Accounts payable	20,654	4,288	2,014	—	26,956
Accrued liabilities	125,135	7,101	26,280	—	158,516
Accrued interest	57,059	—	—	—	57,059
Capital lease obligations, current	1,562	853	—	—	2,415
Due to related parties	—	—	754	(754)	—
Deferred revenue, current	56,723	1,419	17,071	—	75,213
Total current liabilities	281,583	13,661	46,119	(754)	340,609
Long-term debt, non-current	3,219,673	—	—	—	3,219,673
Related party debt, long-term	—	—	267,770	(267,770)	—
Capital lease obligations, non-current	5,495	15,628	1,733	—	22,856
Deferred revenue, non-current	459,452	4,026	33,417	—	496,895
Stock-based compensation liability	343,849	22,212	25,244	—	391,305
Deferred income taxes, net	92,996	—	45,335	—	138,331
Other long-term liabilities	12,376	9,810	141	—	22,327
Total liabilities	4,415,424	65,337	419,759	(268,524)	4,631,996
Member’s equity
Member’s interest	753,506	49,562	205,022	(303,703)	704,387
Accumulated other comprehensive loss	—	—	14,456	—	14,456
(Accumulated deficit)/retained earnings	(380,915)	39,667	(5,004)	—	(346,252)
Total member’s equity	372,591	89,229	214,474	(303,703)	372,591
Total liabilities and member’s equity	$4,788,015	$154,566	$634,233	$(572,227)	$5,004,587

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Balance Sheet
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$83,608	$1,009	$3,531	$—	$88,148
Trade receivables, net	52,377	4,284	11,150	—	67,811
Due from related parties	2,113	—	(384)	(1,107)	622
Prepaid expenses	14,768	1,634	2,786	—	19,188
Deferred income taxes	90,356	—	—	—	90,356
Other assets, current	2,843	6	2	—	2,851
Total current assets	246,065	6,933	17,085	(1,107)	268,976
Property and equipment, net	2,274,764	48,673	87,783	—	2,411,220
Intangible assets, net	585,590	18,695	31,973	—	636,258
Goodwill	620,812	15,055	46,908	—	682,775
Debt issuance costs, net	99,098	—	—	—	99,098
Deferred income taxes, net	280	—	—	—	280
Other assets, non-current	25,332	3,130	822	—	29,284
Related party note receivable, long-term	10,427	—	—	(10,427)	—
Investment in subsidiary	216,224	—	—	(216,224)	—
Total assets	$4,078,592	$92,486	184,571	$(227,758)	$4,127,891
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$16,200	$—	$—	$—	$16,200
Accounts payable	30,319	1,536	1,622	—	33,477
Accrued liabilities	103,780	5,376	6,776	—	115,932
Accrued interest	55,048	—	—	—	55,048
Capital lease obligations, current	1,493	5,107	—	—	6,600
Due to related parties	25	—	1,082	(1,107)	—
Deferred revenue, current	33,170	701	2,106	—	35,977
Total current liabilities	240,035	12,720	11,586	(1,107)	263,234
Long-term debt, non-current	2,814,505	—	—	—	2,814,505
Related party debt, long-term	—	—	10,427	(10,427)	—
Capital lease obligations, non-current	6,487	80	—	—	6,567
Deferred revenue, non-current	318,188	3,850	4,142	—	326,180
Stock-based compensation liability	154,435	2,794	1,291	—	158,520
Deferred income taxes, net	—	—	5,560	—	5,560
Other long-term liabilities	11,511	8,311	70	—	19,892
Total liabilities	3,545,161	27,755	33,076	(11,534)	3,594,458
Member’s equity
Member’s interest	736,439	33,748	150,000	(216,224)	703,963
Accumulated other comprehensive income	—	—	(4,755)	—	(4,755)
(Accumulated deficit)/retained earnings	(203,008)	30,983	6,250	—	(165,775)
Total member’s equity	533,431	64,731	151,495	(216,224)	533,433
Total liabilities and member’s equity	$4,078,592	$92,486	184,571	$(227,758)	$4,127,891

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$961,201	$75,299	$70,410	$—	$1,106,910
Operating costs and expenses
Operating costs, excluding depreciation and amortization	110,601	23,219	7,705	—	141,525
Selling, general and administrative expenses, excluding stock-based compensation	273,171	15,699	28,995	—	317,865
Stock-based compensation	214,045	15,161	24,155	—	253,361
Selling, general and administrative expenses	487,216	30,860	53,150	—	571,226
Depreciation and amortization	307,636	11,934	16,837	—	336,407
Total operating costs and expenses	905,453	66,013	77,692	—	1,049,158
Operating income	55,748	9,286	(7,282)	—	57,752
Other expense
Interest expense	(200,479)	(583)	(2,446)	—	(203,508)
Loss on extinguishment of debt	(1,911)	—	—	—	(1,911)
Other income, net	3,860	(20)	1,199	—	5,039
Equity in net earnings of subsidiaries	(2,568)	—	—	2,568	—
Total other expense, net	(201,098)	(603)	(1,247)	2,568	(200,380)
(Loss)/earnings before provision for income taxes	(145,350)	8,683	(8,529)	2,568	(142,628)
(Benefit)/provision for income taxes	35,127	—	2,722	—	37,849
(Loss)/earnings from continuing operations	(180,477)	8,683	(11,251)	2,568	(180,477)
Net (loss)/earnings	$(180,477)	$8,683	$(11,251)	$2,568	$(180,477)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$876,443	$62,469	$57,852	$(8,679)	$988,085
Operating costs and expenses
Operating costs, excluding depreciation and amortization	107,480	30,389	7,405	(8,679)	136,595
Selling, general and administrative expenses, excluding stock-based compensation	275,558	11,560	25,864	—	312,982
Stock-based compensation	102,145	1,569	1,334	—	105,048
Selling, general and administrative expenses	377,703	13,129	27,198	—	418,030
Depreciation and amortization	301,392	7,970	13,318	—	322,680
Total operating costs and expenses	786,575	51,488	47,921	(8,679)	877,305
Operating income	89,868	10,981	9,931	—	110,780
Other expense
Interest expense	(201,964)	(87)	(413)	—	(202,464)
Loss on extinguishment of debt	(77,253)	—	—	—	(77,253)
Other income, net	257	4	65	—	326
Equity in net earnings of subsidiaries	15,816	—	—	(15,816)	—
Total other expense, net	(263,144)	(83)	(348)	(15,816)	(279,391)
Earnings/(loss) before provision for income taxes	(173,276)	10,898	9,583	(15,816)	(168,611)
Provision for income taxes	(28,711)	—	4,665	—	(24,046)
(Loss)/earnings from continuing operations	(144,565)	10,898	4,918	(15,816)	(144,565)
Earnings from discontinued operations, net of income taxes	1,808	—	—	—	1,808
Net (loss)/earnings	$(142,757)	$10,898	$4,918	$(15,816)	$(142,757)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Statement of Cash Flows
June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$489,909	$37,064	$33,324	$560,297
Cash flows from investing activities
Purchases of property and equipment, net of stimulus growth	(316,521)	(28,196)	(16,040)	(360,757)
Acquisitions, net of cash acquired	(83,205)	(17,804)	(292,332)	(393,341)
Net cash (used in)/provided by investing activities	(399,726)	(46,000)	(308,372)	(754,098)
Cash flows from financing activities
Equity contributions	5,605	—	—	5,605
Dividends received/(paid)	(69,722)	14,709	55,013	—
Distribution to Parent	(1,203)	—	—	(1,203)
Proceeds from long-term debt	423,625	—	—	423,625
Proceeds from revolving credit facility	195,000	—	—	195,000
Principal repayments on long-term debt	(18,013)	—	—	(18,013)
Payments on revolving credit facility	(195,000)	—	—	(195,000)
(Payment of)/receipt from intercompany loan	(251,049)	—	251,049	—
Principal repayments on capital lease obligations	(2,105)	(5,769)	—	(7,874)
Deferred financing costs	(4,891)	—	—	(4,891)
Net cash provided/(used) by financing activities	82,247	8,940	306,062	397,249
Effect of changes in foreign exchange rates on cash	—	—	1,018	1,018
Net increase/(decrease) in cash and cash equivalents	172,430	4	32,032	204,466
Cash and cash equivalents, beginning of period	83,608	1,009	3,531	88,148
Cash and cash equivalents, end of period	$256,038	$1,013	$35,563	$292,614

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Statement of Cash Flows
June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$352,312	$27,427	$13,582	$393,321
Cash flows from investing activities
Purchases of property and equipment, net of stimulus grants	(299,692)	(14,122)	(9,387)	(323,201)
Acquisitions, net of cash acquired	(2,491,450)	421	7,892	(2,483,137)
Proceeds from principal payments received on related party loans	10,396	—	—	10,396
Net cash used in investing activities	(2,780,746)	(13,701)	(1,495)	(2,795,942)
Cash flows from financing activities
Equity contributions	345,013	—	—	345,013
Dividend received/(paid)	18,600	(18,600)	—	—
Proceeds from long-term debt	3,184,452	4,887	—	3,189,339
Principal repayments on long-term debt	(1,058,577)	—	—	(1,058,577)
Receipt from/(payment of) intercompany loan	8,253	—	(8,253)	—
Early redemption fees on debt extinguishment	(72,117)	—	—	(72,117)
Changes in restricted cash	22,666	—	—	22,666
Principal repayments on capital lease obligations	(1,808)	(123)	—	(1,931)
Cash contributed to ZPS	(7,218)	—	—	(7,218)
Deferred financing costs	(83,134)	—	—	(83,134)
Net cash provided by/(used in) financing activities	2,356,130	(13,836)	(8,253)	2,334,041
Cash flows from discontinued operations
Cash flows from discontinued operations	6,338	—	—	6,338
Effect of changes in foreign exchange rates on cash	—	—	(303)	(303)
Net (decrease)/increase in cash and cash equivalents	(65,966)	(110)	3,531	(62,545)
Cash and cash equivalents, beginning of period	149,574	1,119	—	150,693
Cash and cash equivalents, end of period	$83,608	$1,009	$3,531	$88,148

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

Condensed Consolidating Statement of Cash Flows
June 30, 2012

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$151,090	$16,540	$—	$167,630
Cash flows from investing activities
Purchases of property and equipment, net of stimulus grants	(116,685)	(7,452)	—	(124,137)
Proceeds from sale of property and equipment	(351,273)	—	—	(351,273)
Net cash used in investing activities	(467,958)	(7,452)	—	(475,410)
Cash flows from financing activities
Equity contributions	134,796	—	—	134,796
Dividend received/(paid)	10,257	(10,257)	—	—
Proceeds from borrowings	335,550	—	—	335,550
Principal repayments on long-term debt	(1,575)	—	—	(1,575)
Changes in restricted cash	(22,820)	—	—	(22,820)
Principal repayments on capital lease obligations	(1,050)	(121)	—	(1,171)
Deferred financing costs	(11,701)	—	—	(11,701)
Net cash provided by/(used in) financing activities	443,457	(10,378)	—	433,079
Net increase/(decrease) in cash and cash equivalents	126,589	(1,290)	—	125,299
Cash and cash equivalents, beginning of period	22,985	2,409	—	25,394
Cash and cash equivalents, end of period	$149,574	$1,119	$—	$150,693

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

(19)  QUARTERLY FINANCIAL DATA
The following table presents the unaudited quarterly results for the year ended June 30, 2014:

	2014 Quarter Ended (1)
	September 30 (1)	December 31 (2) (3)	March 31 (4)	June 30 (5)		Total
Revenue	$264,345	$273,599	$278,038	$290,928		$1,106,910
Operating costs and expenses
Operating costs, excluding depreciation and amortization	34,917	35,027	35,358	36,223		141,525
Selling, general and administrative expenses, excluding stock-based compensation	74,732	77,538	77,734	87,861	(7)	317,865
Stock-based compensation	42,684	56,686	64,964	89,027		253,361
Selling, general and administrative expenses	117,416	134,224	142,698	176,888		571,226
Depreciation and amortization	80,575	81,257	83,703	90,872		336,407
Total operating costs and expenses	232,908	250,508	261,759	303,983		1,049,158
Operating income	31,437	23,091	16,279	(13,055)		57,752
Other expenses
Interest expense (6)	(51,497)	(50,277)	(49,131)	(52,603)		(203,508)
Loss on extinguishment of debt (7)	—	(1,911)	—	—		(1,911)
Other income/(expense), net	662	479	125	3,773		5,039
Total other expenses, net	(50,835)	(51,709)	(49,006)	(48,830)		(200,380)
(Loss)/earnings from continuing operations before income taxes	(19,398)	(28,618)	(32,727)	(61,885)		(142,628)
(Benefit)/provision for income taxes	8,534	7,697	11,327	10,291		37,849
Loss/(earnings) from continuing operations	(27,932)	(36,315)	(44,054)	(72,176)		(180,477)
Earnings from discontinued operations, net of income taxes (10)	—	—	—	—		—
Net (loss)/earnings	$(27,932)	$(36,315)	$(44,054)	$(72,176)		$(180,477)

(1)	The Company realized an increase in revenue and operating expenses beginning August 1, 2013 as a result of the acquisition of Corelink.

(2)	The Company realized an increase in revenue and operating expenses beginning October 1, 2013 as a result of the acquisition of Access.

(3)	The Company realized an increase in revenue and operating expenses beginning October 1, 2013 as a result of the acquisition of Fiberlink.

(4)	The Company realized an increase in revenue and operating expenses beginning March 4, 2014 as a result of the acquisition of CoreXchange.

(5)	The Company realized an increase in revenue and operating expenses beginning May 16, 2014 as a result of the acquisition of Geo.

(6)
The Company realized an increase in interest expense during the second and fourth quarters of 2014 due to financing transactions completed to increase its borrowings under its term loan facility. See Note 9—Long-Term Debt.

(7)	The Company completed a debt refinancing transaction during the second quarter of Fiscal 2014, resulting in a loss on debt extinguishment for that respective period. See Note 9—Long-Term Debt.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

The following table presents the unaudited quarterly results for the year ended June 30, 2013:

	2013 Quarter Ended (1)
	September 30 (2)	December 31 (3) (4)	March 31 (5)	June 30 (6)		Total
Revenue	$231,502	$245,265	$253,148	$258,170		$988,085
Operating costs and expenses
Operating costs, excluding depreciation and amortization	32,717	34,888	35,130	33,860		136,595
Selling, general and administrative expenses, excluding stock-based compensation	85,792	73,027	70,419	83,744	(7)	312,982
Stock-based compensation	10,481	33,445	23,453	37,669		105,048
Selling, general and administrative expenses	96,273	106,472	93,872	121,413		418,030
Depreciation and amortization	79,549	83,467	79,473	80,191		322,680
Total operating costs and expenses	208,539	224,827	208,475	235,464		877,305
Operating income	22,963	20,438	44,673	22,706		110,780
Other expenses
Interest expense (8)	(62,555)	(52,635)	(49,618)	(37,656)		(202,464)
Loss on extinguishment of debt (9)	(64,975)	(5,707)	(6,571)	—		(77,253)
Other income/(expense), net	585	224	(508)	25		326
Total other expenses, net	(126,945)	(58,118)	(56,697)	(37,631)		(279,391)
(Loss)/earnings from continuing operations before income taxes	(103,982)	(37,680)	(12,024)	(14,925)		(168,611)
(Benefit)/provision for income taxes	(36,588)	(3,438)	6,519	9,461		(24,046)
Loss/(earnings) from continuing operations	(67,394)	(34,242)	(18,543)	(24,386)		(144,565)
Earnings from discontinued operations, net of income taxes (10)	1,808	—	—	—		1,808
Net (loss)/earnings	$(65,586)	$(34,242)	$(18,543)	$(24,386)		$(142,757)

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS
(in thousands, except for preferred and common units and per unit values) (Continued)

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
(20) SUBSEQUENT EVENTS
See Note 3 – Acquisitions, for a discussion of acquisitions that have closed subsequent to year end or are pending as of September 29, 2014.
On July 1, 2014, the ZPS business was transferred from Holdings to the Company. The transfer will be accounted for as an equity contribution at carryover basis equal to the net asset and liabilities of ZPS on the spin-off date, as the transaction is between entities under common control.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of September, 2014.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director (principal executive officer)	September 29, 2014

/s/ Ken desGarennes Ken desGarennes	Chief Financial Officer (principal financial and accounting officer)	September 29, 2014

/s/ Michael Choe* Michael Choe	Director	September 29, 2014

/s/ Rick Connor* Rick Connor	Director	September 29, 2014

/s/ Philip Canfield* Philip Canfield	Director	September 29, 2014

/s/ Don Gips* Don Gips	Director	September 29, 2014

/s/ Linda Rottenberg* Linda Rottenberg	Director	September 29, 2014

/s/ Stephanie Comfort* Stephanie Comfort	Director	September 29, 2014

/s/ Gillis Cashman* Gillis Cashman	Director	September 29, 2014

* As Attorney-in-fact
By: /s/ Ken desGarennes Ken desGarennes