Form 10-Q
period 2014-09-30
ZAYO GROUP LLC
filed 2014-11-14
CIK 1502756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	September 30, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$167.3	$297.4
Trade receivables, net of allowance of $2.3 and $3.7 as of September 30, 2014 and June 30, 2014, respectively	64.5	59.0
Due from related parties	2.5	0.9
Prepaid expenses	28.8	25.6
Deferred income taxes, net	160.3	160.4
Other assets	2.9	2.4
Total current assets	426.3	545.7
Property and equipment, net	2,895.7	2,821.4
Intangible assets, net	735.5	709.7
Goodwill	874.3	845.3
Debt issuance costs, net	85.6	89.4
Other assets	41.1	37.8
Total assets	$5,058.5	$5,049.3
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20.5	$20.5
Accounts payable	28.5	27.0
Accrued liabilities	160.9	159.6
Accrued interest	26.0	57.1
Capital lease obligations, current	3.1	2.4
Deferred revenue, current	92.7	75.4
Total current liabilities	331.7	342.0
Long-term debt, non-current	3,215.5	3,219.7
Capital lease obligation, non-current	23.3	22.9
Deferred revenue, non-current	512.6	496.9
Stock-based compensation liability	514.2	392.4
Deferred income taxes, net	162.0	151.8
Other long-term liabilities	20.4	22.3
Total liabilities	4,779.7	4,648.0
Commitments and contingencies (Note 11)
Member’s equity
Member’s interest	729.0	728.9
Accumulated other comprehensive income/(loss)	2.1	14.4
Accumulated deficit	(452.3)	(342.0)
Total member’s equity	278.8	401.3
Total liabilities and member’s equity	$5,058.5	$5,049.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions)

	Three months ended
	September 30,
	2014	2013
Revenue	$320.6	$269.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	107.3	79.7
Selling, general and administrative expenses	156.6	76.4
Depreciation and amortization	96.0	81.0
Total operating costs and expenses	359.9	237.1
Operating (loss)/income	(39.3)	32.6
Other expenses
Interest expense	(46.9)	(51.5)
Other (expense)/income, net	(14.7)	0.7
Total other expenses, net	(61.6)	(50.8)
Loss from operations before provision for income taxes	(100.9)	(18.2)
Provision for income taxes	9.4	9.3
Net loss	$(110.3)	$(27.5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in millions)

	Three months ended
	September 30,
	2014	2013
Net loss	$(110.3)	$(27.5)
Foreign currency translation adjustments	(12.3)	9.5
Comprehensive loss	$(122.6)	$(18.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Member’s Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member’s Equity
Balance at June 30, 2014	$728.9	$14.4	$(342.0)	$401.3
Stock-based compensation	0.1	—	—	0.1
Foreign currency translation adjustment	—	(12.3)	—	(12.3)
Net loss	—	—	(110.3)	(110.3)
Balance at September 30, 2014	$729.0	$2.1	$(452.3)	$278.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(110.3)	$(27.5)
Adjustments to reconcile net loss to net cash provided by operating activities of operations
Depreciation and amortization	96.0	81.0
Non-cash interest expense	2.7	6.5
Stock-based compensation	123.1	42.9
Amortization of deferred revenue	(17.3)	(12.6)
Additions to deferred revenue	43.2	24.0
Provision for bad debts	0.6	0.4
Foreign currency loss/(gain) on intercompany loans	14.7	(0.6)
Deferred income taxes	6.2	8.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	4.0	7.6
Prepaid expenses	(2.1)	1.6
Other assets, current and non-current	(5.1)	(1.5)
Accounts payable and accrued liabilities	(46.8)	(32.8)
Payables to related parties, net	(0.2)	1.7
Other liabilities	9.5	(2.1)
Net cash provided by operating activities of operations	118.2	97.1

Cash flows from investing activities
Purchases of property and equipment	(115.3)	(86.7)
Acquisition of Neo Telecoms, net of cash acquired	(73.9)	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(52.5)	—
Acquisition of Access Communications, Inc.	(0.1)	—
Acquisition of Corelink Data Centers, LLC, net of cash acquired	—	(0.3)
Net cash used in investing activities of operations	(241.8)	(87.0)

Cash flows from financing activities
Equity contributions	—	0.6
Principal payments on long-term debt	(5.1)	(4.1)
Principal repayments on capital lease obligations	(0.7)	(0.4)
Payment of debt issuance costs	—	(0.2)
Net cash used in financing activities	(5.8)	(4.1)

Cash flows from operations	(129.4)	6.0

Effect of changes in foreign exchange rates on cash	(0.7)	0.1
Net (decrease)/increase in cash and cash equivalents	(130.1)	6.1
Cash and cash equivalents, beginning of period	297.4	91.3
Cash and cash equivalents, end of period	$167.3	$97.4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions) (continued)

	Three months ended
	September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$73.6	$75.0
Cash paid for income taxes	8.7	0.5
Non-cash purchases of equipment through capital leasing	1.6	3.3
(Decrease)/increase in accruals for purchases of property and equipment	6.0	(14.2)
Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

(1)	BUSINESS AND BASIS OF PRESENTATION
Business
Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007 and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

•	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.

•	Lit services, including wavelengths, Ethernet, IP, and SONET services.

•	Other services, provided by Zayo Professional Services and Zayo France.
Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings” or "ZGH").
Basis of Presentation
The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company's Annual Report on Form 10-K filed with the SEC on September 29, 2014 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three month periods ended September 30, 2014 are not necessarily indicative of the operating results for any future interim period or the full year.
Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements relate to the Company's continuing operations and are presented in millions of dollars.
The Company's fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014” and the fiscal year ending June 30, 2015 as “Fiscal 2015.”
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in its Annual Report.
Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for disputed line cost billings, determining useful lives for depreciation and amortization, and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit fair values used to compute the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
Reclassification of Network Related Expenses and Zayo Professional Services
The Company has historically included certain network related expenses associated with the operations, support and maintenance of its network assets and technical facilities, including compensation and related benefits and stock-based compensation expense associated with personnel involved in these activities, within the line item “Selling, general and

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

administrative expenses” in its consolidated statement of operations. The Company has changed its presentation of these network related expenses to be included in operating costs in its consolidated statements of operations to differentiate costs attributed to generating revenue from selling, general and administrative expenses. This reclassification does not impact the Company’s previously reported total operating costs and expenses, operating income subtotal or net loss total for the periods presented. The following tables reflect the reclassification of network related expenses from “Selling, general and administrative expenses” to “Operating costs” for each of the quarters and annual periods for Fiscal 2014.

The following table reflects the reclassification of network related expenses from “Selling, general and administrative expenses” to “Operating costs” and the impact of the transfer of ZPS into the Company for each of the quarters and annual periods in Fiscal 2014.

	Fiscal 2014 Quarter Ended				Year Ended
	September 30	December 31	March 31	June 30	June 30, 2014

Operating costs, as originally stated	$34.9	$35.0	$35.4	$36.2	$141.5
Reclassification of network-related expenses	42.8	48.9	47.8	53.3	192.8
Transfer of Zayo Professional Services	2.0	1.9	1.8	3.3	9.0
Operating costs, as adjusted	$79.7	$85.8	$85.0	$92.8	$343.3
Selling, general and administrative expenses, as originally stated	$117.4	$134.2	$142.7	$176.9	$571.2
Reclassification of network-related expenses	(42.8)	(48.9)	(47.8)	(53.3)	(192.8)
Transfer of Zayo Professional Services	1.8	1.7	1.7	1.0	6.2
Selling, general and administrative expenses, as adjusted	$76.4	$87.0	$96.6	$124.6	$384.6

See also Note 3 - Transfer of Zayo Professional Services.

The interim and annual financial information for Fiscal 2014 have been adjusted accordingly in the Company’s condensed consolidated balance sheet and statements of operations. The effect of the transfer of ZPS into the Company on net income/(loss), other comprehensive income/(loss), and any related per-share amounts was immaterial for all prior periods presented herein.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

(2)	ACQUISITIONS
As of September 30, 2014 and since its formation, the Company has consummated 32 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.
The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.
Acquisitions Completed During Fiscal 2015
Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining 4% equity interest on or after December 31, 2015. The purchase consideration of €57.2 (or $78.1) was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo and is subject to certain adjustments post-closing. The consideration consisted of cash and was paid with cash on hand available from the proceeds of the Sixth Amendment to the Company’s Term Loan Facility. €8.7 (or $11.9) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a data center and managed services provider in Atlanta, for cash consideration of $52.5. $5.3 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.
Acquisitions Completed During Fiscal 2014
Corelink Data Centers, LLC ("Corelink")

On August 1, 2013, the Company entered into an asset purchase agreement to acquire Corelink. The transaction was consummated on the same date, at which time the Company acquired substantially all of the net assets of this business for consideration of approximately $1.9, comprised of 301,949 preferred units of Communications Infrastructure Investments, LLC ("CII") with an estimated fair value of $1.6 and cash of $0.3 ($0.3 net of cash acquired). The acquisition was considered a stock purchase for tax purposes. The cash consideration was paid with cash on hand.
Access Communications, Inc. ("Access")
On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40.1, net of cash acquired, of which $4.0 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes. The purchase consideration was paid with cash on hand.
FiberLink, LLC ("FiberLink")
On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1, which was primarily funded with available funds drawn on the Company’s revolving credit facility (the "Revolver"). The acquisition was considered an asset purchase for tax purposes.
CoreXchange, Inc. ("CoreXchange")
On March 4, 2014, the Company acquired 100% of the equity interest in CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.5 , net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand. $1.8 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Geo Networks Limited ("Geo")
On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 (or $292.3), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s Revolver. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 and £69.1 was paid to the shareholders. The acquisition was considered an asset purchase for tax purposes.
Acquisition Method Accounting Estimates
The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2014, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of CoreXchange, Geo, AtlantaNAP, and Neo. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. During the three months ended September 30, 2014, the Company finalized its fair value analysis and resulting purchase accounting for the Access and Fiberlink acquisitions consummated in Fiscal 2014.
The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo
Acquisition date	July 1, 2014	July 1, 2014
Cash	$—	$4.2
Other current assets	0.3	13.1
Property and equipment	9.7	42.9
Deferred tax assets, net	0.1	—
Intangibles	30.4	13.4
Goodwill	13.6	25.0
Other assets	—	2.4
Total assets acquired	54.1	101.0
Current liabilities	1.3	10.3
Deferred revenue	0.3	6.3
Deferred tax liability, net	—	6.3
Total liabilities assumed	1.6	22.9
Net assets acquired	52.5	78.1
Less cash acquired	—	(4.2)
Net consideration paid	$52.5	$73.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions:

	Corelink	Access	FiberLink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$0.1	$1.2	$—	$—	$13.7
Other current assets	0.5	2.3	0.8	0.7	10.7
Property and equipment	15.9	11.5	15.9	3.0	219.5
Deferred tax assets, net	—	—	7.7	0.2	—
Intangibles	0.2	18.0	19.3	10.1	61.2
Goodwill	3.0	24.0	19.8	4.7	90.2
Other assets	0.5	—	0.1	—	9.9
Total assets acquired	20.2	57.0	63.6	18.7	405.2
Current liabilities	0.7	1.0	1.3	0.6	16.9
Deferred revenue	0.2	5.1	19.2	0.4	44.3
Other liabilities	14.3	—	—	0.2	—
Deferred tax liability, net	3.0	9.6	—	—	38.0
Total liabilities assumed	18.2	15.7	20.5	1.2	99.2
Net assets acquired	2.0	41.3	43.1	17.5	306.0
Less cash acquired	(0.1)	(1.2)	—	—	(13.7)
Net consideration paid	$1.9	$40.1	$43.1	$17.5	$292.3

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
In each of the Company's Fiscal 2014 and Fiscal 2015 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company's estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs. The fair value of the acquired customer relationships for each acquisition was determined as follows: Fiscal 2015 acquisitions - AtlantaNAP, $30.4; and Neo, $13.4; Fiscal 2014 acquisitions - Corelink, $0.2; Access, $18.0; FiberLink, $19.3; CoreXchange, $10.1; and Geo, $61.2. The Company has not yet finalized the valuation of acquired customer relationships for CoreXchange, Geo, AtlantaNAP and Neo. For Fiscal 2015, the Company estimated the useful life of the acquired customer relationships to be approximately 11 years for AtlantaNAP and 15 years for Neo. For Fiscal 2014, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years for Access, 12 years for Corelink and Geo, 11 years for CoreXchange, and 18 years for FiberLink.
The previous owners of Geo had entered into various agreements, including IRU agreements with other telecommunication service providers to lease fiber and other bandwidth infrastructure in exchange for upfront cash payments. The Company accounted for acquired deferred revenue at its acquisition date fair value, which was determined utilizing the market approach. The market approach incorporated the actual up-front payments received by Geo under contracts entered within 18 months of the acquisition, as those were recent market transactions between parties unrelated to the Company. A fair value of $44.3 was assigned to the acquired deferred revenue balance of Geo. The acquired deferred revenue is being recognized over a weighted average remaining contract term of 9.7 years for Geo.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Purchase Accounting Estimates Associated with Deferred Taxes
Based on the Company’s fair value assessment related to deferred tax assets acquired in the Geo acquisition, a value of $38.0 was assigned to the acquired net deferred tax liabilities.
The tax effect of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

Geo
May 16, 2014
Deferred income tax assets:
Net operating loss carryforwards	$2.5
Deferred revenue	4.4
Total deferred income tax assets	6.9
Deferred income tax liabilities:
Property and equipment	(32.7)
Intangible assets	(12.2)
Total deferred income tax liabilities	(44.9)
Net deferred income tax liabilities	$(38.0)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions
Access and FiberLink

During the quarter ended September 30, 2014, the Company finalized its acquisition accounting for Access and FiberLink and its previously reported allocation of the purchase consideration associated with these acquisitions as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since the filing of the Company's Annual Report on Form 10-K on September 29, 2014 that related to facts and circumstances that existed at the respective acquisition dates. Related to the Access acquisition, property, plant and equipment increased by $3.1, customer relationship intangible assets increased by $2.0, and deferred tax liabilities increased by $2.0 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. Related to the FiberLink acquisition, property, plant and equipment increased by $9.9, customer relationship intangible assets increased by $2.1, and deferred tax assets increased by $0.7 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. The Company has recast the previously reported consolidated balance sheet as of June 30, 2014 in connection with the finalization of acquisition accounting for these acquisitions. The Company did not recast the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Transaction Costs
Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $3.2 and $0.6 during the three months ended September 30, 2014 and 2013, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.
Pro-forma Financial Information
The pro forma results presented below include the effects of the Company’s Fiscal 2014 acquisitions of Corelink, Access, FiberLink, CoreXchange, and Geo and Fiscal 2015 acquisitions of the AtlantaNAP and Neo as if the acquisitions occurred on July 1, 2013. The pro forma loss for the quarters ended September 30, 2014 and 2013 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2014 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below (in millions) is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Three months ended September 30,
	2014	2013
Revenue	$320.6	$299.0
Loss from operations	$(110.3)	$(30.0)
The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

(3)	TRANSFER OF ZAYO PROFESSIONAL SERVICES
On July 1, 2014, Zayo Professional Services ("ZPS"), a professional services business that provides network management and technical resources to customers, was transferred from Holdings to the Company. All of the assets and liabilities of ZPS were transferred to the Company as of July 1, 2014 and the transaction was accounted for as an equity transaction at carryover basis, as it was considered to be between entities under common control. The historical results of the Company, including the consolidated financial statements and footnotes, have been recast to include ZPS's historical financial results for all periods presented herein. See Note 1 - Business and Basis of Presentation - Reclassification of Network Related Expenses and Zayo Professional Services.

(4)	GOODWILL
The Company’s goodwill balance was $874.3 and $845.3 as of September 30, 2014 and June 30, 2014, respectively. Additions to goodwill during the three months ended September 30, 2014 relate to the acquisitions of AtlantaNAP and Neo (see Note 2 - Acquisitions).
The Company's reporting units are comprised of its strategic product groups ("SPGs"): Zayo Dark Fiber ("Dark Fiber"), Zayo Wavelength Services ("Waves"), Zayo SONET Services ("SONET"), Zayo Ethernet Services ("Ethernet"), Zayo IP Services ("IP"), Zayo Mobile Infrastructure Group ("MIG"), Zayo Colocation ("zColo"), and Other (includes ZPS and Zayo France). The following rollforward reflects the allocation of goodwill acquired in the Company's Fiscal 2014 and 2015 acquisitions to the Company's reporting units:

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Other	Total
As of June 30, 2014	$269.9	$270.0	$50.3	$96.7	$80.4	$43.7	$19.6	$14.7	$845.3
Additions:
AtlantaNAP	—	—	—	—	—	—	13.6	—	13.6
Neo	—	—	—	—	—	—	—	23.2	23.2
Foreign currency translation and other	(4.4)	(3.4)	—	(0.1)	(0.1)	—	0.2	—	(7.8)
As of September 30, 2014	$265.5	$266.6	$50.3	$96.6	$80.3	$43.7	$33.4	$37.9	$874.3

During the three months ended September 30, 2014, goodwill decreased by $6.7 due to foreign currency movements impacting goodwill allocated to the U.K. and France operations. In addition, the Company recorded purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net decrease to goodwill of $1.1 during the first quarter of Fiscal 2015. The Company did not recast the previously reported consolidated balance sheet as of June 30, 2014 and statement of operations for the year ended June 30, 2014 due to the immaterial effect of these adjustments.
In addition, the Company has recast goodwill reported in the consolidated balance sheet as of June 30, 2014 in connection with the Company’s final valuation of property, plant and equipment and intangible assets and associated deferred taxes impact for the Access and Fiberlink acquisitions, which resulted in a net decrease to goodwill of $15.8 (see Note 2 - Acquisitions).
Previously reported provisional allocations of goodwill to the Waves and Dark Fiber reporting units have been adjusted as of June 30, 2014 in relation to the Geo acquisition, with a corresponding increase in goodwill allocated to the Waves reporting unit of $27.5 and an offsetting decrease in goodwill allocated to the Dark Fiber reporting unit.

(5)INTANGIBLE ASSETS
Identifiable acquisition-related intangible assets as of September 30, 2014 and June 30, 2014 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$825.0	$(113.2)	$711.8
Trade names	0.1	—	0.1
Underlying rights	1.7	(0.1)	1.6
	826.8	(113.3)	713.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	18.5	—	18.5
Total	$848.8	$(113.3)	$735.5
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(104.2)	$685.0
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
	791.1	(104.3)	686.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(104.3)	$709.7

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

(6)	LONG-TERM DEBT
As of September 30, 2014 and June 30, 2014, long-term debt was as follows:

(dollars in millions)	September 30, 2014	June 30, 2014
Term Loan Facility due 2019	$2,005.7	$2,010.8
8.125% Senior Secured Notes due 2020	750.0	750.0
10.125% Senior Unsecured Notes due 2020	500.0	500.0
Total debt obligations	3,255.7	3,260.8
Unamortized discount on Term Loan Facility due 2019	(19.7)	(20.6)
Carrying value of debt	3,236.0	3,240.2
Less current portion	(20.5)	(20.5)
Long-term debt, less current portion	$3,215.5	$3,219.7
On July 2, 2012, the Company and Zayo Capital, Inc. ("Zayo Capital") issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the "Senior Secured Notes") and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the "Senior Unsecured Notes", and together with the Senior Secured Notes, the "Notes"). On July 2, 2012, the Company also entered into a $250.0 senior secured revolving credit facility (the "Revolver") and a senior secured term loan facility (the "Term Loan Facility"), both of which have been subsequently amended (the "Credit Agreement"). The Term Loan Facility was issued at a discount of $30.0 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three months ended September 30, 2014 and 2013, respectively).

On November 26, 2013, the Company and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, effective November 26, 2013, the Term Loan Facility was increased by $150.0 to $1,749.8, and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1.9 associated with debt extinguishment costs, including cash expense of $1.0 related to third party costs and non-cash expense of $1.0 associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1.5 in debt issuance costs.

On May 16, 2014, the Company and Zayo Capital entered into the Sixth Amendment to the Credit Agreement, which increased the Term Loan Facility by $275.0 to $2,015.9. The $275.0 add-on was priced at 99.5%, and the Company incurred debt issuance costs of $3.2. No other terms of the Credit Agreement were amended.

The Term Loan Facility bears interest at LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The Revolver bears interest at LIBOR plus 2.75% (based on the Company's current leverage ratio). Interest rates on the Term Loan Facility and Revolver as of September 30, 2014 were 4.0% and 3.0%, respectively. Interest rates on the Term Loan Facility and Revolver as of June 30, 2014 were 4.0% and 3.0%, respectively.

As of September 30, 2014, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6.4 as of September 30, 2014, leaving $243.6 available under the Revolver as of September 30, 2014. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company's leverage ratio. The Revolver has a maturity date of July 2017.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Debt covenants
The Credit Agreement, as amended, contains a covenant that requires the Company to maintain a minimum fixed-charge coverage ratio.
Pursuant to the Credit Agreement, the Company shall not permit its Fixed Charge Coverage Ratio, which is defined in the Credit Agreement as the ratio of the Company's annualized modified EBITDA (as defined in the Credit Agreement) during the most recent quarter minus Capital Expenditures (as defined in the Credit Agreement) for the twelve month period ended as of the end of each applicable fiscal quarter to interest expense for that same period, to be less than the minimum ratio for the applicable period set forth below:

Fiscal Quarters Ending	Minimum Ratio
September 30, 2014, December 31, 2014 and March 31, 2015	2.00 to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25 to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.50 to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75 to 1.0
The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2014.
Debt issuance costs
In connection with the Notes offering, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $114.8 (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.
The balance of debt issuance costs as of September 30, 2014 and June 30, 2014 was $85.6 and $89.4, net of accumulated amortization of $29.2 and $25.4, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company's interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3.8 and $3.4 during the three months ended September 30, 2014 and 2013, respectively.
Interest rate derivatives
On August 13, 2012, the Company entered into interest rate swap agreements with an aggregate notional value of $750.0 and a maturity date of June 30, 2017. There were no up-front fees for these agreements. The contract states that the Company pays a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.
Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three months ended September 30, 2014 and 2013, respectively, $(2.0) and $2.3 was recorded as an (decrease)/increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $0.1 and $2.0 is included in “Other long term liabilities” in the Company’s consolidated balance sheet as of September 30, 2014 and June 30, 2014, respectively.

(7)	INCOME TAXES
The Company, a limited liability company, is taxed at the Holdings level. All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s provision/(benefit) for income taxes from continuing operations is summarized as follows:

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

	Three months ended September 30,
	2014	2013
Current income taxes
Federal	$1.5	$—
State	0.9	0.8
Foreign	0.8	—
Total	3.2	0.8

Deferred income taxes
Federal	6.3	6.9
State	0.2	0.2
Foreign	(0.3)	1.4
Total	6.2	8.5
Total provision for income taxes	$9.4	$9.3
The United States and foreign components of income/(loss) from continuing operations before income taxes for the three months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,
	2014	2013
United States	$(92.3)	$(22.6)
Foreign	(8.6)	4.4
Total	$(100.9)	$(18.2)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as stock-based compensation expense associated with the CII common units, that are recorded as an expense for financial reporting purposes but are not deductible for tax purposes.
Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three-month periods ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,
	(in millions)
	2014	2013
Expected benefit at statutory rate	$(35.3)	$(6.4)
Increase due to:
Non-deductible stock-based compensation	47.3	17.0
State income taxes benefit, net of federal benefit	(4.5)	(1.1)
Transaction costs not deductible for tax purposes	0.2	0.2
Foreign tax rate differential	1.1	(0.7)
Other, net	0.6	0.3
Provision for income taxes	$9.4	$9.3
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
(in millions, except for share data)

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
Zayo Group was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings. Prior to October 16, 2014, Holdings was a wholly owned subsidiary of CII. See Note 15 - Subsequent Events. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company, and the contributions are reflected in the Company’s member’s equity. Prior to October 16, 2014, the Company was controlled by the CII Board of Directors, which was in turn controlled by the members of CII in accordance with the rights specified in the CII operating agreement.

(9)	STOCK-BASED COMPENSATION
The following table summarizes the Company’s stock-based compensation expense liability and equity classified awards included on the consolidated statements of operations.

	Three Months Ended September 30,
	2014	2013
Included in:
Operating costs	$14.4	$3.7
Selling, general and administrative expenses	108.7	39.2
	$123.1	$42.9

Liability Classified Awards
As of September 30, 2014, the Company had been given authorization by CII to award 625,000,000 of CII's common units as profits interests to employees, directors, and affiliates of the Company.
As of September 30, 2014, CII had eleven classes of common units with different liquidation preferences: Class A through Class K units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers of CII on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. At September 30, 2014, 549,268,807 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 75,731,193 common units of CII were available to be issued. As of June 30, 2014, 552,512,338 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 72,487,662 common units of CII were available to be issued. CII has a separate class of common units of CII issued to employees of ZPS ("ZPS Class A"). As of September 30, 2014, 18,345,417 ZPS Class A common units were issued and outstanding, and no units were available to be issued. As of June 30, 2014, 18,710,000 ZPS Class A common units were issued and outstanding, and no units were available to be issued.
The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

As of September 30, 2014 and June 30, 2014, the estimated fair value of the common units was as follows:

Common Unit Class	September 30, 2014	June 30, 2014
	(estimated per unit value)
Class A	$2.97	$2.47
Class B	2.68	2.22
Class C	2.31	1.92
Class D	2.25	1.86
Class E	1.95	1.62
Class F	1.74	1.44
Class G	0.99	0.82
Class H	0.84	0.70
Class I	0.54	0.45
Class J	0.39	0.33
Class K	0.34	0.29
ZPS Class A	0.09	0.09

The Company recognized stock-based compensation expense and a related increase to the stock-based compensation liability for common unit grants of $123.0 and $42.7 during the three months ended September 30, 2014 and 2013, respectively.
The liability associated with the common units was $514.2 and $392.4 as of September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014, common units with an estimated fair value of $136.5 were unvested. The fair value of the unvested common units will be recognized as stock-based compensation expense over the next three years. See also Note 15 - Subsequent Events.
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
(in millions, except for share data)

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

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15.0
Class C	40.0
Class D	45.0
Class E	75.0
Class F	95.0
Class G	235.0
Class H	290.0
Class I	435.0
Class J	515.0
Class K	545.0
Equity Classified Awards
CII has issued preferred units to certain of the Company's executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company's member's interest account of $0.1 and $0.2 for the three months ended September 30, 2014 and 2013, respectively, including compensation recorded for preferred units granted in earlier periods.

(10)	FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at September 30, 2014 and June 30, 2014 due to the short maturity of these instruments.
The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,250.0 as of September 30, 2014 and June 30, 2014. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's notes as of September 30, 2014 and June 30, 2014 was estimated to be $1,308.5 and $1,294.8, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.
     The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,986.0 and $1,990.2 as of September 30, 2014 and June 30, 2014, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into on May 16, 2014, its carrying amount approximates fair value. Excluding any offsetting effect of the Company's interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $24.6.
The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(2.0) and $2.3 were recorded as a (decrease)/increase to interest expense during the three months ended September 30, 2014

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

and 2013, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $16.5.
The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2014	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$—	$2.0
Stock-based compensation liability	Level 3	$514.2	$392.4

(11)	COMMITMENTS AND CONTINGENCIES
Purchase commitments
At September 30, 2014, the Company was contractually committed for $151.0 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.
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
The Company has ongoing contractual relationships with Onvoy, LLC and its subsidiaries ("OVS"). OVS is wholly owned by CII and provides voice and managed services. The Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.
The following table represents the revenue and expense transactions we recognized with Onvoy for the periods presented:

	Three Months Ended September 30,
	2014	2013
Revenues	$1.7	1.7
Operating costs	$(0.3)	(0.4)
As of September 30, 2014 and June 30, 2014, the Company had a balance due from OVS in the amount of nil and $0.6, respectively.
As of September 30, 2014 and June 30, 2014, the Company had a balance due from Holdings in the amount of $4.5 and $0.7, respectively, related to costs paid by the Company in connection with Holdings' initial public offering completed on October 22, 2014. See Note 15 - Subsequent Events.
Dan Caruso, the Company’s Chief Executive Officer, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three months ended September 30, 2014, the Company reimbursed Mr. Caruso $0.4 for his business use of the aircraft.
On July 2, 2012, Matthew Erickson, an officer of the Company, purchased $0.6 in aggregate principal amount of the Company’s Senior Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

(13) SEGMENT REPORTING
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
The Company’s individual strategic product groups ("SPGs") are organized into three reportable segments based on the similarities of business activities: Physical Infrastructure, Lit Services and Other. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and zColo. The Lit Services reporting segment is comprised of the following SPGs: Wavelengths, Ethernet, IP and SONET. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Lit Services and Other reportable segments. The segment managers for each of the Physical Infrastructure, Lit Services and Other reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.
The Company’s three reportable segments are described below:
Physical Infrastructure.  Through the Physical Infrastructure segment, the Company provides raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. The Company’s datacenters offer colocation and interconnection services to its customers, who then house and power the Company’s computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Physical Infrastructure segment tend to range from three to twenty years.
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

Other.    The Other segment is comprised of ZPS and Zayo France. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). Zayo France provides services using the Company's Paris-based bandwidth infrastructure.

Revenues for all of the Company’s products are included in one of the Company’s three reportable segments. The results of operations for each reportable segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.
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

	As of and for the three months ended September 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$149.7	$156.1	$14.8	$—	$320.6
Segment Adjusted EBITDA	$97.3	$82.2	$3.5	$—	$183.0
Total assets	$2,869.5	$1,772.6	$131.8	$284.6	$5,058.5
Capital expenditures	$(68.0)	$(46.1)	$(1.2)	$—	$(115.3)

	As of and for the three months ended September 30, 2013
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$113.6	$149.4	$6.7	$—	$269.7
Segment Adjusted EBITDA	$74.4	$80.9	$1.9	$—	$157.2
Capital expenditures	$(45.2)	$(41.5)	$—	$—	$(86.7)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

	As of June 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Total assets	$2,851.8	$1,739.1	$43.1	$415.3	$5,049.3

Reconciliation Total Segment Adjusted EBITDA to from net earnings/(loss) from continuing operations

	Three months ended September 30,
	2014	2013
Segment Adjusted EBITDA	$183.0	$157.2
Interest expense	(46.9)	(51.5)
Provision for income taxes	(9.4)	(9.3)
Depreciation and amortization expense	(96.0)	(81.0)
Transaction costs	(3.2)	(0.6)
Stock-based compensation	(123.1)	(42.9)
Foreign currency loss/(gain) on intercompany loans	(14.7)	0.6
Net loss from continuing operations	$(110.3)	$(27.5)

(14)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 6 – Long-Term Debt, on July 2, 2012, the Company co-issued, with its 100% owned finance subsidiary, Zayo Capital, $750.0 Senior Secured Notes and $500.0 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.
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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Balance Sheets (Unaudited)
September 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$146.1	$1.0	$20.2	$—	$167.3
Trade receivables, net	31.6	6.9	26.0	—	64.5
Due from related parties	2.4	—	1.1	(1.0)	2.5
Prepaid expenses	19.2	3.1	6.5	—	28.8
Deferred income taxes	158.9	—	1.4	—	160.3
Other assets	1.5	—	1.4	—	2.9
Total current assets	359.7	11.0	56.6	(1.0)	426.3
Property and equipment, net	2,438.2	111.6	345.9	—	2,895.7
Intangible assets, net	574.9	58.5	102.1	—	735.5
Goodwill	682.4	31.7	160.2	—	874.3
Debt issuance costs, net	85.6	—	—	—	85.6
Other assets	24.5	4.2	12.4	—	41.1
Related party receivable, long-term	301.5	—	—	(301.5)	—
Investment in subsidiary	360.3	—	—	(360.3)	—
Total assets	$4,827.1	$217.0	$677.2	$(662.8)	$5,058.5
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20.5	$—	$—	$—	$20.5
Accounts payable	20.7	2.2	5.6	—	28.5
Accrued liabilities	128.9	7.8	24.2	—	160.9
Accrued interest	26.0	—	—	—	26.0
Capital lease obligations, current	1.6	1.5	—	—	3.1
Due to related parties	—	—	1.0	(1.0)	—
Deferred revenue, current	59.8	1.5	31.4	—	92.7
Total current liabilities	257.5	13.0	62.2	(1.0)	331.7
Long-term debt, non-current	3,215.5	—	—	—	3,215.5
Related party debt, long-term	—	—	301.5	(301.5)	—
Capital lease obligations, non-current	5.6	16.1	1.6	—	23.3
Deferred revenue, non-current	483.5	4.0	25.1	—	512.6
Stock-based compensation liability	452.4	28.5	33.3	—	514.2
Deferred income taxes, net	112.9	—	49.1	—	162.0
Other long-term liabilities	10.1	10.1	0.2	—	20.4
Total liabilities	4,537.5	71.7	473.0	(302.5)	4,779.7
Member’s equity
Member’s interest	776.6	104.0	215.8	(367.4)	729.0
Accumulated other comprehensive income	—	—	2.1	—	2.1
(Accumulated deficit)/retained earnings	(487.0)	41.3	(13.7)	7.1	(452.3)
Total member’s equity	289.6	145.3	204.2	(360.3)	278.8
Total liabilities and member’s equity	$4,827.1	$217.0	$677.2	$(662.8)	$5,058.5

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$260.8	$1.0	35.6	$—	$297.4
Trade receivables, net	37.5	6.0	15.5	—	59.0
Due from related parties	1.1	—	0.6	(0.8)	0.9
Prepaid expenses	18.9	1.4	5.3	—	25.6
Deferred income taxes	158.9	—	1.5	—	160.4
Other assets, current	1.9	—	0.5	—	2.4
Total current assets	479.1	8.4	59.0	(0.8)	545.7
Property and equipment, net	2,402.4	95.2	323.8	—	2,821.4
Intangible assets, net	584.4	29.8	95.5	—	709.7
Goodwill	682.3	17.8	145.2	—	845.3
Debt issuance costs, net	89.4	—	—	—	89.4
Deferred income taxes, net	—	—	—	—	—
Other assets	23.6	3.3	10.9	—	37.8
Related party receivable, long-term	267.8	—	—	(267.8)	—
Investment in subsidiary	303.7	—	—	(303.7)	—
Total assets	$4,832.7	$154.5	$634.4	$(572.3)	$5,049.3
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20.5	$—	$—	$—	$20.5
Accounts payable	20.7	4.3	2.0	—	27.0
Accrued liabilities	126.0	7.0	26.6	—	159.6
Accrued interest	57.1	—	—	—	57.1
Capital lease obligations, current	1.5	0.9	—	—	2.4
Due to related-parties	—	—	0.8	(0.8)	—
Deferred revenue, current	56.9	1.4	17.1	—	75.4
Total current liabilities	282.7	13.6	46.5	(0.8)	342.0
Long-term debt, non-current	3,219.7	—	—	—	3,219.7
Related party debt, long-term	—	—	267.8	(267.8)	—
Capital lease obligations, non-current	5.6	15.6	1.7	—	22.9
Deferred revenue, non-current	459.5	4.0	33.4	—	496.9
Deferred income taxes, net	345.0	22.2	25.2	—	151.8
Stock-based compensation liability	106.5	—	45.3	—	392.4
Other long-term liabilities	12.4	9.8	0.1	—	22.3
Total liabilities	4,431.4	65.2	420.0	(268.6)	4,648.0
Member’s equity
Member’s interest	778.0	49.6	205.0	(303.7)	728.9
Accumulated other comprehensive loss	—	—	14.4	—	14.4
(Accumulated deficit)/retained earnings	(376.7)	39.7	(5.0)	—	(342.0)
Total member’s equity	401.3	89.3	214.4	(303.7)	401.3
Total liabilities and member’s equity	$4,832.7	$154.5	$634.4	$(572.3)	$5,049.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$257.2	$24.8	$38.6	$—	$320.6
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	88.0	7.6	11.7	—	107.3
Selling, general and administrative expenses	126.9	10.7	19.0	—	156.6
Depreciation and amortization	80.0	4.5	11.5	—	96.0
Total operating costs and expenses	294.9	22.8	42.2	—	359.9
Operating income	(37.7)	2.0	(3.6)	—	(39.3)
Other expenses
Interest expense	(42.4)	(0.1)	(4.4)	—	(46.9)
Other income, net	(14.1)	—	(0.6)	—	(14.7)
Equity in net earnings of subsidiaries	(7.1)	—	—	7.1	—
Total other (expense)/income, net	(63.6)	(0.1)	(5.0)	7.1	(61.6)
(Loss)/earnings before provision for income taxes	(101.3)	1.9	(8.6)	7.1	(100.9)
Provision for income taxes	9.0	—	0.4	—	9.4
Net (loss)/earnings	$(110.3)	$1.9	$(9.0)	$7.1	$(110.3)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Statements of Operations (Unaudited)
For the three months ended September 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$238.8	$16.1	$14.8	$—	$269.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	70.6	5.7	3.4	—	79.7
Selling, general and administrative expenses	66.5	5.6	4.3	—	76.4
Depreciation and amortization	75.4	2.3	3.3	—	81.0
Total operating costs and expenses	212.5	13.6	11.0	—	237.1
Operating income	26.3	2.5	3.8	—	32.6
Other expenses
Interest expense	(49.2)	(2.2)	(0.1)	—	(51.5)
Other income, net	—	—	0.7	—	0.7
Equity in net earnings of subsidiaries	3.3	—	—	(3.3)	—
Total other (expense)/income, net	(45.9)	(2.2)	0.6	(3.3)	(50.8)
(Loss)/earnings before provision for income taxes	(19.6)	0.3	4.4	(3.3)	(18.2)
Provision for income taxes	7.8	—	1.5	—	9.3
Net (loss)/earnings	$(27.4)	$0.3	$2.9	$(3.3)	$(27.5)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
	(Issuer)
Net cash provided by operating activities	$102.3	$9.0	$6.9	$118.2
Cash flows from investing activities:
Purchases of property and equipment	(98.5)	(10.7)	(6.1)	(115.3)
Acquisitions, net of cash acquired	(0.1)	(52.5)	(73.9)	(126.5)
Net cash used in investing activities	(98.6)	(63.2)	(80.0)	(241.8)
Cash flows from financing activities:
Equity contributions/(distributions)	(69.6)	54.6	15.0	—
Dividend received/(paid)	—	—	—	—
Principal repayments on long-term debt	(5.1)	—	—	(5.1)
(Payment of)/receipt from intercompany loan	(43.4)	—	43.4	—
Principal repayments on capital lease obligations	(0.3)	(0.4)	—	(0.7)
Net cash (used in)/provided by financing activities	(118.4)	54.2	58.4	(5.8)
Effect of changes in foreign exchange rates on cash	—	—	(0.7)	(0.7)
Net decrease in cash and cash equivalents	(114.7)	—	(15.4)	(130.1)
Cash and cash equivalents, beginning of period	260.8	1.0	35.6	297.4
Cash and cash equivalents, end of period	$146.1	$1.0	$20.2	$167.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$86.6	$7.5	$3.0	$97.1
Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(80.5)	(2.8)	(3.4)	(86.7)
Acquisitions, net of cash acquired	—	(0.3)	—	(0.3)
Net cash used in investing activities	(80.5)	(3.1)	(3.4)	(87.0)
Cash flows from financing activities:
Equity contributions	0.6	—	—	0.6
Dividends received/(paid)	—	—	—	—
Principal repayments on long-term debt	(4.1)	—	—	(4.1)
(Payment of)/receipt from intercompany loan	—	—	—	—
Principal repayments on capital lease obligations	(0.3)	(0.1)	—	(0.4)
Debt issuance costs, net of early redemption fees	(0.2)	—	—	(0.2)
Net cash used in financing activities	(4.0)	(0.1)	—	(4.1)
Effect of changes in foreign exchange rates on cash	—	—	0.1	0.1
Net increase/(decrease) in cash and cash equivalents	2.1	4.3	(0.3)	6.1
Cash and cash equivalents, beginning of period	86.8	1.0	3.5	91.3
Cash and cash equivalents, end of period	$88.9	$5.3	$3.2	$97.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)
(in millions, except for share data)

(15) SUBSEQUENT EVENTS
Restricted Stock Grant to Chief Executive Officer

On September 17, 2014, the ZGH Compensation Committee approved a one-time grant of ZGH restricted stock units (“RSUs”) in an amount equal to $2.8, or 144,737 RSUs, to Dan Caruso, the Company’s Chief Executive Officer. In connection with the grant, Mr. Caruso's annual salary was reduced to eighteen thousand dollars from $0.4. The grant was made on November 5, 2014. The units will vest based on the proposed new RSU vesting schedule associated with the ZGH compensation plan following the ZGH initial public offering. No other terms of Mr. Caruso’s employment agreement with the Company were modified.

Distribution of Common Stock

On October 9, 2014, ZGH and CII’s board of managers approved a non-liquidating distribution by CII of shares of ZGH common stock held by CII to holders of vested CII common units pursuant to the terms of the CII Operating Agreement. The total number of shares to be distributed to all CII common unit holders in connection with ZGH's initial public offering, or upon future distributions following resolution of contingent distributions among members of CII and upon the vesting of CII common units, is fixed at 223,000,000 shares of ZGH's common stock. The number of shares received by each CII common unit holder was dependent upon the actual public offering price for ZGH's initial public offering and the class of CII units held by such common unit holder, which dictated the applicable threshold for distributions. Employees and independent directors of the Company with vested CII common units received shares of ZGH common stock equal in value to the underlying value of their vested CII common units. Based on the offering price of $19.00, CII distributed 206,167,766 shares of ZGH's common stock to holders of CII preferred and common units immediately prior to the offering in respect of CII preferred and vested common units. Employees with unvested CII common units will continue to receive monthly distributions of ZGH common stock as they vest under the original terms of the CII common unit grant agreements in accordance with the CII operating agreement. In addition, CII will distribute additional shares of the ZGH's common stock to CII common unit holders on a quarterly basis through June 30, 2016 based on stock performance.

In connection with the distribution, the Company adjusted the corresponding stock-based compensation liability to its fair value with an offsetting adjustment to stock-based compensation expense during the second quarter of Fiscal 2015. If the Company’s stock-based compensation liability as of September 30, 2014 were derived using a value for ZGH outstanding common shares based on $19.00 per share, the liability would be $475.7, representing a decrease of $38.5. Correspondingly, the fair value of unvested common units issued to employees and independent directors would be approximately $107.9.

Initial Public Offering
On October 22, 2014, the Company's parent, Holdings, completed an initial public offering of 24,079,002 shares of common stock at an offering price of $19.00 per share. Shares sold in the offering consisted of 16,008,679 shares sold by ZGH and 8,070,323 shares sold by selling stockholders (including CII investors and employees, former employees, and directors and officers of Holdings). The shares sold included the exercise of an option by the underwriters to purchase an additional 3,026,371 shares from selling shareholders. The underwriters’ option to purchase additional shares was exercised on October 20, 2014. ZGH's shares were listed on the New York Stock Exchange on October 17, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain Factors That May Affect Future Results
Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 29, 2014 and in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on September 29, 2014.
Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.
Overview
We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of September 30, 2014, we had more than $5 billion in revenue under contract with a weighted average remaining contract term of approximately 44 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.
We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which prior to October 16, 2014, was wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).
Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments
We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of September 30, 2014, we have three reportable segments as described below:

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

Other.   We also have an Other segment, which is primarily comprised of Zayo Professional Services (“ZPS”) and Zayo France. ZPS is our professional services business that provides network management and technical resources to our customers. Zayo France provides services using our Paris-based bandwidth infrastructure.

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
Geo Networks Limited (“Geo”)
On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174.3 million ($292.3 million), net of approximately £8.2 million ($13.7 million) in cash acquired, was paid with a combination of cash on hand and available funds drawn on our $250.0 million revolving credit facility.
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
Fiscal 2015 Acquisitions
On July 1, 2014, we acquired a 96% equity interest in Neo Telecoms (“Neo”), a Paris-based bandwidth infrastructure company, for purchase consideration of €57.2 million ($78.1 million based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our Term Loan Facility. The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France will be integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are included in our operating results beginning July 1, 2014.

On July 1, 2014, we acquired Colo Facilities Atlanta (“AtlantaNAP”), a data center and managed services provider in Atlanta, for purchase consideration of $52.5 million. The purchase consideration was paid with cash on hand. The acquisition of AtlantaNAP added approximately 72,000 square feet of total data center space, including 42,000 square feet of conditioned colocation space.
The results of the acquired AtlantaNAP business are included in our operating results beginning July 1, 2014.

Substantial Capital Expenditures
During the three months ended September 30, 2014 and 2013, we invested $115.3 million, and $86.7 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.
Debt and Equity Financing
On November 26, 2013, we entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement (“the Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility (the “Revolver”). The Fifth Amendment increased the Term Loan Facility by $150.0 million to $1,749.8 million, and reduced the interest rate on the Term Loan Facility to LIBOR plus 3.0%, with a minimum LIBOR rate of 1.0%. The interest rate on the Revolver was also amended to LIBOR plus 2.75% (based on our current leverage ratio). We recognized debt extinguishment expense in November 2013 of $1.9 million related to the Fifth Amendment and incurred an additional $1.5 million in debt issuance costs. We did not incur a re-pricing premium.

On May 16, 2014, we entered into the Sixth Amendment to the Credit Agreement that increased the Term Loan Facility by $275.0 million to $2,015.9 million. The $275.0 million add-on was priced at 99.5%, and we incurred debt issuance costs of $3.2 million. No other terms of the Credit Agreement were amended.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Background for Review of Our Results of Operations
Revenue
Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to IRUs structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue includes credits and adjustments, termination revenue, construction services, and equipment sales.

Our consolidated reported revenue in any given period is a function of our beginning revenue under contract and the impact of organic growth and acquisition activity. Our organic activity is driven by net new sales (“bookings”), gross installed revenue (“installs”) and churn processed (“churn”) as further described below.
Net New Sales.    Bookings are the dollar amount of orders recorded as MRR and MAR in a period that have been signed by the customer and accepted by our service delivery organization. The dollar value of bookings is equal to the monthly recurring price that the customer will pay for the services and/or the monthly amortized amount of the revenue that we will recognize for those services. To the extent a booking is canceled by the customer prior to it being installed, it is subtracted from the total bookings number in the period that it is canceled. Bookings do not immediately impact revenue until they are installed (gross installed revenue).

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

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated by adding an estimate of the acquired companies’ revenue for the reporting period prior to the date of inclusion in our results of operations, and then calculating the growth rate between the two reported periods. The estimate of acquired annual revenue is based on the acquired companies’ revenues for the most recent quarter prior to close (including estimated purchase accounting adjustments)

multiplied by four. If, in calculating our estimated organic growth rates, we were to use the actual revenue results for the four quarters preceding the closing of each of our acquisitions, our estimated organic growth rates would be higher than the estimated organic growth rates presented. If we were to use acquired annualized revenue, calculated by taking each acquired company’s revenues for the most recent quarter prior to the closing of such acquisition and multiplying by four our estimated organic growth rates would be lower than the estimated organic growth rates presented.
Operating Costs

Our operating costs and expenses consist of network expense (“Netex”), compensation and benefits, network operations expense (“Netops”), stock-based compensation expense, other expenses, and depreciation and amortization.

Netex consists of third-party network service costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our services will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional circuits or services from third-party providers. Third-party network service costs include the upfront cost of the initial installation of such circuits. Such costs are included in operating costs in our consolidated statements of operations.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations and development of business support systems are capitalized and amortized to operating costs and expenses. Compensation and benefits expenses related to the departments attributed to generating revenue are included in our operating costs line item while compensation and benefits expenses related to the sales, product, and corporate departments are included in our selling, general and administrative expenses line item of our consolidated statements of operations.

Netops expense includes all of the non-personnel related expenses of operating and maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Such costs are included in operating costs in our consolidated statements of operations.

Our stock-based compensation expense contains two components, common unit awards classified as liabilities and, to a lesser extent, preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognize an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and record a liability in respect of those amounts. When the CII preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to members of management and directors do not affect the amount of expense we recognize. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either our operating costs or sales, general and administrative expenses in our consolidated statements of operations.

Other expenses include expenses such as property tax, franchise fees, colocation facility maintenance, travel, office expense and other administrative costs. Other expenses are included in both operating costs and selling, general and administrative expenses depending on their relationship to generating revenue or association with sales and administration.
Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in sales, general and administrative expenses in our consolidated statements of operations.

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue

	For the Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$149.7	$113.6	$36.1	32%
Lit Services	156.1	149.4	6.7	4%
Other	14.8	6.7	8.1	121%
Consolidated	$320.6	$269.7	$50.9	19%
Our total revenue increased by $50.9 million, or 19%, from $269.7 million for the three months ended September 30, 2013 to $320.6 million for the three months ended September 30, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 6%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Further underlying revenue drivers included:

•
Bookings increased period over period from $4.9 million to $5.8 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended September 30, 2014, was approximately $0.5 billion.

•	Installs grew by approximately $0.6 million between the two periods.

•	Monthly churn percentage decreased between the two periods from 1.5% to 1.3%; however, total churn remained flat at approximately $3.9 million.

We estimate that the period-over-period acquisition-related revenue growth was approximately 13%. Multiple Fiscal 2014 and Fiscal 2015 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions (Corelink Data Centers, LLC (“Corelink”), Access Communications, Inc. (“Access”), FiberLink, LLC, (“FiberLink”), CoreXchange, Inc. (“CoreXchange”), and Geo) were completed at various times throughout the year. The Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014, and were therefore not fully included in our results of operations for the quarter ended September 30, 2013. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The Fiscal 2015 acquisitions (Neo and AtlantaNAP) are fully included in our results of operations for the quarter ended September 30, 2014, as these acquisitions closed on July 1, 2014. Neo was a European-based dark fiber and colocation services provider and AtlantaNAP is a colocation-only provider.

Physical Infrastructure.    Revenue from our Physical Infrastructure segment increased by $36.1 million, or 32%, from $113.6 million to $149.7 million for the three months ended September 30, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Physical Infrastructure segment was approximately 17% between the two comparative periods. Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the quarter ended September 30, 2014 were $2.9 million (with a total contract value of approximately $0.5 billion), an increase from the $2.4 million in bookings for the same period in the prior year. Installs were $2.3 million for the first quarter of Fiscal 2015, compared to $1.8 million for the same period in the prior year. The monthly churn percentage decreased between the two periods from 1.1% to 0.8%. All of the Fiscal 2014 and Fiscal 2015 acquisitions impacted the Physical Infrastructure segment revenues as Access and FiberLink (dark fiber only) and Corelink, CoreXchange, AtlantaNAP (colocation only) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Lit Services.    Revenue from our Lit Services segment increased by $6.7 million, or 4%, from $149.4 million to$156.1 million for the three months ended September 30, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Lit Services segment was approximately 3%. Growth was strongest in the segment’s Ethernet and IP SPGs, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR increased from $2.5 million to $2.7 million between the two comparative periods, with a total contract value of approximately $0.1 billion for the quarter ended September 30, 2014. Installs were $2.9 million for the quarter ended September 30, 2014, compared to $2.8 million for the same period in the prior year. The monthly churn percentage decreased slightly from 1.7% to 1.6%, resulting in total churn processed of $2.4 million compared to $2.5 million in the same period in the prior year. The Lit Services period-over-period revenue results were primarily influenced by the carryover impact from Fiscal 2013 acquisitions, as the Fiscal 2014 and Fiscal 2015 acquisitions mostly impacted the Physical Infrastructure segment.

Other. Revenue from our Other segment increased by $8.1 million, or 121%, from $6.7 million to $14.8 million for the three months ended September 30, 2013 and 2014, respectively. The increase was primarily due to the inclusion of operating results for Neo, which was acquired July 1, 2014. The Other segment represented approximately 5% of our total revenue.

The following table reflects the stratification of our revenues during the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	(in millions)
Monthly recurring revenue	$293.8	92%	$251.8	93%
Amortization of deferred revenue	17.3	5%	12.6	5%
Other revenue	9.5	3%	5.3	2%
Total revenue	$320.6	100%	$269.7	100%

Operating Costs and Expenses

	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs, excluding depreciation and amortization:
Physical Infrastructure	$182.7	$106.9	$75.8	71%
Lit Services	161.1	124.9	36.2	29%
Other	16.1	5.3	10.8	204%
Consolidated	$359.9	$237.1	$122.8	52%

Physical Infrastructure.    Our Physical Infrastructure operating costs increased by $75.8 million, or 71%, from $106.9 million to $182.7 million for the three months ended September 30, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily a result of the acquisitions of Access, FiberLink, CoreXchange, Geo, and AtlantaNAP in Fiscal 2014 and Fiscal 2015 and the increase in stock-based compensation.

Lit Services.    Our Lit Services operating costs increased by $36.2 million, or 29%, from $124.9 million to $161.1 million for the three months ended September 30, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily the result of the acquisition of Geo in Fiscal 2014 and the increase in stock-based compensation.

Other.    Other operating costs and expenses increased by $10.8 million, or 204%, from $5.3 million for Fiscal 2013 to $16.1 million for Fiscal 2014. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$42.4	$36.9	$5.5	15%
Compensation and benefits expenses	39.7	30.0	9.7	32%
Netops expense	37.5	30.3	7.2	24%
Other expense	18.0	15.4	2.6	17%
Transaction costs	3.2	0.6	2.6	433%
Stock-based compensation	123.1	42.9	80.2	187%
Depreciation and amortization	96.0	81.0	15.0	19%
Total operating costs and expenses	$359.9	$237.1	$122.8	52%
Netex. Our Netex increased by $5.5 million, or 15%, from $36.9 million for the first quarter of Fiscal 2014 to $42.4 million for the first quarter of Fiscal 2015. The increase in consolidated operating costs primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue decreased from 14% to 13% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.
Compensation and Benefits Expenses. Compensation and benefits expenses increased by $9.7 million, or 32%, from $30.0 million to $39.7 million for the three months ended September 30, 2013 and 2014, respectively. The increase reflects an increase in headcount during the last three quarters of Fiscal 2014 and the first quarter of Fiscal 2015 to support our growing business, including certain employees retained from acquired businesses. At September 30, 2014, we had 1,606 full time employees compared to 1,279 full time employees at September 30, 2013.

Network Operations Expenses. Network operations expenses increased by $7.2 million, or 24%, from $30.3 million to $37.5 million for the three months ended September 30, 2013 and 2014, respectively. The increase principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other Expenses. Other expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $2.6 million, or 17%, from $15.4 million to $18.0 million for the three months ended September 30, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.

Transaction Costs. Transaction costs increased by $2.6 million, or 433%, from $0.6 million to $3.2 million for the three months ended September 30, 2013 and 2014, respectively. The increase was due to higher transaction-related costs in the first quarter of Fiscal 2015 associated with the Geo, AtlantaNAP and Neo acquisitions.

Stock-Based Compensation. Stock-based compensation expenses increased by $80.2 million, or 187%, from $42.9 million to $123.1 million during the three months ended September, 2013 and 2014, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units that vest during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended September 30, 2014 and 2013.

	Estimated fair value as of
Common Units	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2013
		(estimated value per unit)
Class A	$2.97	$2.47	$1.63	$1.50
Class B	2.68	2.22	1.46	1.34
Class C	2.31	1.92	1.25	1.14
Class D	2.25	1.86	1.21	1.10
Class E	1.95	1.62	1.04	0.95
Class F	1.74	1.44	0.93	0.75
Class G	0.99	0.82	0.51	0.46
Class H	0.84	0.7	0.43	.38
Class I	0.54	0.45	0.27	n/a
Class J	0.39	0.33	n/a	n/a
Class K	0.34	0.29	n/a	n/a
ZPS Class A	0.09	0.09	0.20	0.20
The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since June 30, 2014 and synergies realized and expected to be realized from our Fiscal 2014 and Fiscal 2015 acquisitions.
We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $514.2 million and $392.4 million as of September 30 and June 30, 2014, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.
Depreciation and Amortization
Depreciation and amortization expense increased by $15.0 million, or 19%, from $81.0 million to $96.0 million for the three months ended September 30, 2013 and 2014, respectively. The increase is primarily the result of depreciation related to capital expenditures since September 30, 2013 and acquisition-related growth from Fiscal 2014 and 2015 acquisitions.
Total Other Expense, Net
The table below sets forth the components of our total other expense, net for the three months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,
	2014	2013
	(in millions)
Interest expense	$(46.9)	$(51.5)
Other (loss)/income, net	(14.7)	0.7
Total other expenses, net	$(61.6)	$(50.8)
Interest Expense. Interest expense decreased by $4.6 million, or 9%, from $51.5 million to $46.9 million for the three months ended September 30, 2013 and 2014, respectively. The decrease was primarily a result of additional interest expense related to the $150.0 million and $275.0 million add-ons to our Term Loan Facility during the second and fourth quarters of Fiscal 2014, respectively, offset by a decrease in interest expense resulting from the amendments to our Credit Agreement during the second and fourth quarters of Fiscal 2014 to lower the interest rates on our Term Loan Facility and Revolver, in addition to quarterly principal payments on our Term Loan Facility, which reduced our outstanding debt obligations.
Other Income, net. Other (loss)/income, net decreased by $15.4 million, from a gain of $0.7 million for the three months ended September 30, 2013 to a loss of $14.7 million for the three months ended September 30, 2014. Other (loss)/income, net consists primarily of unrealized foreign currency gain (loss) related to the remeasurement of intercompany loans between our domestic and foreign subsidiaries.

Provision for Income Taxes
We recorded a benefit for income taxes of $9.4 million and $9.3 million during the three months ended September 30, 2014 and 2013, respectively. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We were unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense was higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

	Three months ended September 30,
	2014	2013
	(in millions)
Expected provision at statutory rate	$(35.3)	$(6.4)
Increase due to:
Non-deductible stock-based compensation	47.3	17.0
State income taxes (benefit)/provision, net of federal benefit	(4.5)	(1.1)
Transactions costs not deductible for tax purposes	0.2	0.2
Foreign tax rate differential	1.1	(0.7)
Other, net	0.6	0.3
Provision for income taxes	$9.4	$9.3

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
We also monitor Adjusted EBITDA because we have debt covenants that restrict our borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and Indentures. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.
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
Reconciliations from Adjusted EBITDA to net (loss)/earnings from continuing operations are as follows:

Reconciliation from Adjusted EBITDA to net (loss)/earnings from continuing operations

	Three months ended September 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Zayo Group
	(in millions)
Adjusted EBITDA	$97.3	$82.2	$3.5	$—	$183.0
Interest expense	(29.0)	(17.4)	—	(0.5)	(46.9)
Provision for income taxes	—	—	(0.2)	(9.2)	(9.4)
Depreciation and amortization expense	(59.6)	(33.4)	(3.0)	—	(96.0)
Transaction costs	(0.8)	(0.2)	(0.2)	(2.0)	(3.2)
Stock-based compensation	(70.0)	(53.5)	0.4	—	(123.1)
Foreign currency loss on intercompany loans	—	—	—	(14.7)	(14.7)
Net (loss)/earnings from continuing operations	$(62.1)	$(22.3)	$0.5	$(26.4)	$(110.3)

	Three months ended September 30, 2013
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Zayo Group
	(in millions)

Adjusted EBITDA	$74.4	$80.9	$1.9	$—	$157.2
Interest expense	(30.5)	(21.0)			(51.5)
Provision for income taxes	—	—	(0.7)	(8.6)	(9.3)
Depreciation and amortization expense	(48.3)	(32.2)	(0.5)	—	(81.0)
Transaction costs	(0.5)	(0.1)	—	—	(0.6)
Stock-based compensation	(18.7)	(24.0)	(0.2)	—	(42.9)
Foreign currency gain on intercompany loans	—	—	—	0.6	0.6
Net (loss)/earnings from continuing operations	$(23.6)	$3.6	$0.5	$(8.0)	$(27.5)

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

On July 2, 2012, we and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The Indentures governing our Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times its previous quarter’s annualized modified EBITDA and limit our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA. The Credit Agreement similarly limits our incurrence of additional indebtedness. See Note 6—Long-Term Debt—Debt Covenants to our condensed consolidated financial statements for more information on our financial covenants.

As of September 30, 2014, we had $167.3 million in cash and cash equivalents and a working capital surplus of $94.6 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of September 30, 2014, we had $243.6 million available under our Revolver.

Our capital expenditures increased by $28.6 million, or 33%, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, from $86.7 million to $115.3 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $250.0 million Revolver), equity offerings, and available cash on hand.
Cash Flows
We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.
The following table sets forth components of our cash flow for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	118.2	97.1
Net cash used in investing activities	(241.8)	(87.0)
Net cash used in financing activities	(5.8)	(4.1)
Net Cash Flows from Operating Activities
Net cash flows from operating activities increased by $21.1 million, or 22%, from $97.1 million to $118.2 million during the three months ended September 30, 2013 and 2014, respectively. Net cash flows from operating activities during the three months ended September 30, 2014 represents the loss from continuing operations of $110.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $96.0 million, stock-based compensation expense of $123.1 million, provision for bad debts of $0.6 million, additions to deferred revenue of $43.2 million, non-cash interest expense of $2.7 million and changes in the deferred tax provision of $6.2 million, less amortization of deferred revenue of $17.3 million and less the net change in working capital components.
Net cash flows from operating activities during the three months ended September 30, 2013 represents our net loss from continuing operations of $27.5 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $81.0 million, non-cash interest expense of $6.5 million, additions to deferred revenue of $24.0 million, provision for bad debts of $0.4 million, the deferred tax provision of $8.5 million and non-cash stock-based compensation expense of $42.9 million, less amortization of deferred revenue of $12.6 million, less the change in working capital components.
The increase in net cash flows from operating activities during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily a result of additional earnings from synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions and organic growth.
Cash Flows from Investing Activities
We used cash in investing activities of $241.8 million and $87.0 million during the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, our principal uses of cash for investing activities were $115.3 million in additions to property and equipment, $73.9 million for the acquisition of Neo, $52.5 million for the acquisition of AtlantaNAP, and $0.1 million for the acquisition of Access.
During the three months ended September 30, 2013, our principal uses of cash for investing activities were $86.7 million in additions to property and equipment and $0.3 million for the Corelink acquisition.
Cash Flows from Financing Activities
Our net cash used in financing activities was $5.8 million during the three months ended September 30, 2014 and was $4.1 million during the three months ended September 30, 2013. Our cash flows used in financing activities during the three months ended September 30, 2014 are primarily comprised of $5.1 million from the payments on long-term borrowings and $0.7 million in principal repayments on capital lease obligations.
Our net cash used in financing activities during the three months ended September 30, 2013 was primarily comprised of $4.1 million in principal payments on long-term debt, $0.4 million in principal payments on capital leases and $0.2 million in debt issuance costs. These cash outflows were partially offset by $0.6 million in equity contributions.
Off-Balance Sheet Arrangements
We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 11 - Commitments and Contingencies to the consolidated financial statements, or in the Future Contractual Obligations table included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2014 or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.
As of September 30, 2014, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,986.0 million on our Term Loan Facility and $26.5 million of capital lease obligations. As of September 30, 2014, we had $243.6 million available for borrowing under our Revolver.
Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,308.5 million as of September 30, 2014. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.
Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2014, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.235% or $4.7 million, which is limited as a result of the applicable interest rate as of September 30, 2014 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase our annual interest expense by approximately $24.6 million before considering the offsetting effects of our interest rate swaps.
In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $16.5 million.
We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.
We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2014 and 2013, our foreign activities accounted for 6.0% and 5.8% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.
We do not have any material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1**
Agreement and Plan of Merger by and among Zayo Group, LLC, Voila Sub, Inc. and AboveNet, Inc. dated as of March 18, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on March 19, 2012, File No. 333-169979).

2.2**
Agreement and Plan of Merger by and among FiberGate Holdings, Inc., Zayo Group, LLC, Zayo FM Sub, Inc., William J. Boyle and Louis M. Brown, Jr., dated June 4, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2012, File No. 333-169979).

2.3**
Membership Interest Purchase Agreement by and between First Communications, Inc. and Zayo Group, LLC dated October 12, 2012 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with SEC on October 17, 2012, File No. 333-169979).

3.1**	Certificate of Formation of Zayo Group, LLC, as amended. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012, File No. 333-169979).

3.2**	Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010, File No. 333-169979).

4.1**
Secured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.2**
Unsecured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.3**
Secured Notes First Supplemental Indenture, dated as of July 2, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.4**
Unsecured Notes First Supplemental Indenture, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corp, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.1†**
First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of Zayo Group Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

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

101*
Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.

**	Previously filed and incorporated herein by reference.
†     Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAYO GROUP, LLC

Date:	November 14, 2014	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date:	November 14, 2014	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer