Form 10-Q
period 2015-03-31
ZAYO GROUP LLC
filed 2015-05-13
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	March 31, 2015	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$157.9	$297.4
Trade receivables, net of allowance of $3.6 and $3.7 as of March 31, 2015 and June 30, 2014, respectively	94.5	59.0
Due from related parties	10.3	0.9
Prepaid expenses	36.2	25.6
Deferred income taxes, net	161.0	160.4
Other assets	4.9	2.4
Total current assets	464.8	545.7
Property and equipment, net	3,199.2	2,821.4
Intangible assets, net	969.3	709.7
Goodwill	1,194.2	845.3
Debt issuance costs, net	73.9	89.4
Other assets	58.7	37.8
Total assets	$5,960.1	$5,049.3
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$20.5	$20.5
Accounts payable	34.8	27.0
Accrued liabilities	181.3	159.6
Accrued interest	24.2	57.1
Capital lease obligations, current	4.0	2.4
Deferred revenue, current	88.5	75.4
Total current liabilities	353.3	342.0
Long-term debt, non-current	3,720.1	3,219.7
Capital lease obligation, non-current	28.5	22.9
Deferred revenue, non-current	588.9	496.9
Stock-based compensation liability	1.9	392.4
Deferred income taxes, net	213.4	151.8
Other long-term liabilities	26.2	22.3
Total liabilities	4,932.3	4,648.0
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,551.2	728.9
Accumulated other comprehensive (loss)/income	(21.1)	14.4
Accumulated deficit	(502.3)	(342.0)
Total member's equity	1,027.8	401.3
Total liabilities and member's equity	$5,960.1	$5,049.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenue	$340.7	$283.2	$985.2	$831.6
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	100.9	84.9	306.0	250.5
Selling, general and administrative expenses	83.0	96.6	271.7	260.0
Depreciation and amortization	100.1	84.2	293.0	246.9
Total operating costs and expenses	284.0	265.7	870.7	757.4
Operating income	56.7	17.5	114.5	74.2
Other expenses
Interest expense	(60.7)	(49.1)	(161.0)	(150.9)
Loss on extinguishment of debt	(54.9)	—	(85.8)	(1.9)
Foreign currency (loss)/gain on intercompany loans	(13.2)	0.1	(41.2)	0.9
Other (expense)/income, net	—	—	(0.1)	0.4
Total other expenses, net	(128.8)	(49.0)	(288.1)	(151.5)
Loss from operations before income taxes	(72.1)	(31.5)	(173.6)	(77.3)
(Benefit)/provision for income taxes	(18.4)	12.1	(13.3)	29.8
Net Loss	$(53.7)	$(43.6)	$(160.3)	$(107.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in millions)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Net loss	$(53.7)	$(43.6)	$(160.3)	$(107.1)
Foreign currency translation adjustments	(14.5)	1.6	(35.5)	14.7
Comprehensive loss	$(68.2)	$(42.0)	$(195.8)	$(92.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2015

(in millions)

	Member's Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2014	$728.9	$14.4	$(342.0)	$401.3
Capital Contributed	279.7	—	—	279.7
Reclassification of common unit liability to Member's interest	490.2	—	—	490.2
Stock-based compensation	52.4	—	—	52.4
Foreign currency translation adjustment	—	(35.5)	—	(35.5)
Net loss	—	—	(160.3)	(160.3)
Balance at March 31, 2015	$1,551.2	$(21.1)	$(502.3)	$1,027.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(160.3)	$(107.1)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	293.0	246.9
Loss on extinguishment of debt	85.8	1.9
Non-cash interest expense	16.3	14.9
Non-cash loss on investments	0.5	—
Stock-based compensation	157.8	165.1
Amortization of deferred revenue	(52.9)	(40.4)
Additions to deferred revenue	123.6	112.6
Provision for bad debts	1.3	1.6
Foreign currency loss/(gain) on intercompany loans	41.2	(0.9)
Deferred income taxes	(20.0)	27.7
Changes in operating assets and liabilities, net of acquisitions
Due to/from related parties	(9.4)	(1.7)
Trade receivables	(18.5)	24.1
Prepaid expenses	(3.5)	(0.8)
Accounts payable and accrued liabilities	(46.4)	(33.1)
Other assets and liabilities	(6.4)	(9.2)
Net cash provided by operating activities	402.1	401.6
Cash flows from investing activities
Purchases of property and equipment	(374.9)	(265.9)
Acquisition of Latisys Holdings, LLC, net of cash acquired	(677.5)	—
Acquisition of IdeaTek Systems, Inc., net of cash acquired	(53.6)	—
Acquisition of Neo Telecoms, net of cash acquired	(73.9)	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(52.5)	—
Acquisition of FiberLink, LLC, net of cash acquired	—	(43.1)
Acquisition of Access Communications Inc., net of cash acquired	—	(40.1)
Acquisition of CoreXchange, LLC, net of cash acquired	0.3	(17.5)
Other	(0.1)	(0.3)
Net cash used in investing activities	(1,232.2)	(366.9)
Cash flows from financing activities
Proceeds from debt	1,437.3	150.0
Proceeds from revolving credit facility	—	45.0
Equity contributions	279.7	—
Distribution to parent	—	(0.4)
Principal payments on long-term debt	(939.8)	(12.9)
Payment of early redemption fees on debt extinguished	(62.6)	—
Principal repayments on capital lease obligations	(2.4)	(6.9)
Payments on revolving credit facility	—	(45.0)
Payment of debt issuance costs	(18.8)	(1.7)
Net cash provided by financing activities	693.4	128.1
Net Cash flows	(136.7)	162.8
Effect of changes in foreign exchange rates on cash	(2.8)	0.5
Net (decrease)/increase in cash and cash equivalents	(139.5)	163.3
Cash and cash equivalents, beginning of year	297.4	91.3
Cash and cash equivalents, end of period	$157.9	$254.6
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$176.9	$160.2
Cash paid for income taxes	$12.7	$2.7
Non-cash purchases of long-lived assets through capital leasing	$6.2	$5.6
Increase/(decrease) in accruals for purchases of property and equipment	$8.6	$(12.1)

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

(in millions)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

●	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.
●	Cloud and Connectivity, previously referred to as Lit services, including wavelengths, Ethernet, IP, SONET and Cloud services.
●	Other services, provided by Zayo Professional Services and Zayo France.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine-month periods ended March 31, 2015 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements relate to the Company’s operating results and are presented in millions of dollars.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit and restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early application is permitted.  The ASU requires retrospective application to all prior periods presented in the financial statements.  The Company has elected not to early adopt ASU 2015-03.  If adopted during the period, debt issuance costs and long term debt as reflected on the Company’s condensed consolidated balance sheets would decrease $73.9 and $89.4 as of March 31, 2015 and June 30, 2014, respectively.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.  In April 2015, the FASB tentatively decided to defer for one year the effective date of ASU 2014-09. The FASB also tentatively decided to permit entities to early adopt the standard. The tentative decision will be exposed in an upcoming proposed ASU.

(2) ACQUISITIONS

As of March 31, 2015 and since its formation, the Company has consummated 34 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

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

IdeaTek Systems, Inc. (“IdeaTek”)

Effective January 1, 2015, the Company acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $53.6 and was paid with cash on hand.  $3.2 of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was considered a stock purchase for tax purposes.

The IdeaTek acquisition added 1,800 route miles to the Company’s network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the New Notes Offering (as defined in Note 6 – Long-Term Debt). $31.4 of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The Latisys acquisition added colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

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

CoreXchange, Inc. (“CoreXchange”)

On March 4, 2014, the Company acquired 100% of the equity interest in CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.2. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand. $1.8 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

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

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Geo, AtlantaNAP, Neo, IdeaTek and Latisys. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions are preliminary and subject to revision pending the final fair value analysis. During the first quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Access and FiberLink acquisitions. During the third quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the CoreXchange acquisition.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The table below reflects the Company's preliminary estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	10.5	0.8	18.8
Property and equipment	7.0	28.1	32.8	220.6
Deferred tax assets, net	0.1	—	—	—
Intangibles	21.0	26.6	24.0	243.2
Goodwill	25.6	23.7	29.8	279.0
Other assets	—	8.9	0.1	5.8
Total assets acquired	53.9	102.0	87.5	776.8
Current liabilities	1.4	11.3	4.4	10.2
Deferred revenue	—	3.7	25.2	3.2
Deferred tax liability, net	—	5.7	4.3	76.5
Other liabilities	—	3.2	—	—
Total liabilities assumed	1.4	23.9	33.9	89.9
Net assets acquired	52.5	78.1	53.6	686.9
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$52.5	$73.9	$53.6	$677.5

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions:

	Corelink	Access	FiberLink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$0.1	$1.2	$—	$—	$13.7
Other current assets	0.5	2.3	0.8	0.5	9.2
Property and equipment	15.9	11.5	15.9	3.2	221.2
Deferred tax assets, net	—	—	7.7	0.2	—
Intangibles	0.2	18.0	19.3	11.0	61.2
Goodwill	3.0	24.0	19.8	3.4	108.8
Other assets	0.5	—	0.1	—	9.8
Total assets acquired	20.2	57.0	63.6	18.3	423.9
Current liabilities	0.7	1.0	1.3	0.5	30.9
Deferred revenue	0.2	5.1	19.2	0.4	44.4
Capital lease obligations	14.3	—	—	0.2	—
Deferred tax liability, net	3.0	9.6	—	—	38.9
Other liabilities	—	—	—	—	3.7
Total liabilities assumed	18.2	15.7	20.5	1.1	117.9
Net assets acquired	2.0	41.3	43.1	17.2	306.0
Less cash acquired	(0.1)	(1.2)	—	—	(13.7)
Net consideration paid	$1.9	$40.1	$43.1	$17.2	$292.3

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

In each of the Company’s Fiscal 2014 and Fiscal 2015 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs. The fair value of the acquired customer relationships for each acquisition was determined as follows: Fiscal 2015 acquisitions - AtlantaNAP, $21.0; Neo, $26.0, IdeaTek, $24.0; Latisys - $243.2.  Fiscal 2014 acquisitions - Access, $18.0; FiberLink, $19.3; CoreXchange, $11.0; and Geo, $41.4. The Company has not yet finalized the valuation of acquired customer relationships for Geo, Neo, IdeaTek and Latisys. For Fiscal 2015, the Company estimated the useful life of the acquired customer relationships to be approximately 15 years for AtlantaNAP, 19 years for Neo, 19 years for IdeaTek and 15 years for Latisys. For Fiscal 2014, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years for Access, 12 years for Geo, 12 years for CoreXchange, and 18 years for FiberLink.

Purchase Accounting Estimates Associated with Deferred Taxes

Based on the Company’s fair value assessment related to deferred tax assets acquired in the Geo and Latisys acquisitions, a value of $38.9 and $76.5, respectively, was assigned to the acquired net deferred tax liabilities.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

Geo
May 16, 2014
Deferred income tax assets:
Net operating loss carry forwards	$2.5
Deferred revenue	3.8
Total deferred income tax assets	6.3
Deferred income tax liabilities:
Property and equipment	(33.0)
Intangible assets	(12.2)
Total deferred income tax liabilities	(45.2)
Net deferred income tax liabilities	$(38.9)

Latisys
February 23, 2015
Deferred income tax assets:
Net operating loss carry forwards	$53.9
Deferred revenue	1.3
Other	0.7
Total deferred income tax assets	55.9
Deferred income tax liabilities:
Property and equipment	(48.3)
Intangible assets	(84.1)
Total deferred income tax liabilities	(132.4)
Net deferred income tax liabilities	$(76.5)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

Access, FiberLink and CoreXchange

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

During the third quarter of Fiscal 2015, the Company finalized its acquisition accounting for CoreXchange and its previously reported allocations of the purchase consideration associated with this acquisition.  As a result of changes to the original fair value estimates the following adjustments were made: other current assets decreased by $0.4, property and equipment increased by $0.2, customer relationships increase by $0.9 and current liabilities decreased by $0.1.  The Company has not recast the previously reported consolidated balance sheet as of June 30, 2014 or the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments.

Fibergate Holdings, Inc. (“Fibergate”) Settlement

On August 31, 2012, the Company acquired 100% of the equity interest in Fibergate, a privately held corporation, for total consideration of $118.3.  $17.6 of the purchase price was held in escrow pending the expiration of the working capital and indemnification adjustment period. Prior to the expiration of the indemnification adjustment period, the Company filed an indemnification claim against the former owners of Fibergate.  During the three months ended December 31, 2014, the Company and the former owners of Fibergate entered into a settlement agreement and mutual release, which resulted in a refund of $2.5 of the purchase price.  The $2.5 proceeds are included as a reduction to selling, general and administrative expenses on the condensed consolidated statement of operations for the nine months ended March 31, 2015.

Geo

During the nine months ended March 31, 2015, the Company made various adjustments to its previously reported provisional allocations of the purchase consideration associated with the Geo acquisition as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since June 30, 2014 that related to facts and circumstances that existed at the respective acquisition dates. As a result of changes to the original fair value estimates the following adjustments were made: other current assets decreased by $1.9, property and equipment increased by $1.7, other assets decreased by $0.1, current liabilities increased by $8.7, deferred revenue increased by $3.6, deferred tax liabilities, net increased by $1.4 and other liabilities increased by $3.7.  The Company has not recast the previously reported consolidated balance sheet as of June 30, 2014 or the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $1.5 and $6.0 during the three and nine months ended March 31, 2015, respectively, and nil and $0.8 during the three and nine months ended March 31, 2014, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2014 acquisitions of Corelink, Access, FiberLink, CoreXchange, and Geo and Fiscal 2015 acquisitions of the AtlantaNAP, Neo, IdeaTek and Latisys as if the acquisitions occurred on July 1, 2013. The pro forma net loss for the periods ended March 31, 2015 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

accounting and adjustment to amortized revenue during Fiscal 2014 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenue	$357.4	$333.3	$1,057.9	$986.8
Net loss	$(61.0)	$(56.7)	$(187.0)	$(145.0)

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

(4) GOODWILL

The Company’s goodwill balance was $1,194.2 and $845.3 as of March 31, 2015 and June 30, 2014, respectively. Additions to goodwill during the nine months ended March 31, 2015 relate to the acquisitions of AtlantaNAP, Neo, IdeaTek and Latisys (see Note 2 - Acquisitions).

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Cloud Services (“Cloud”) and Other (includes ZPS and Zayo France). The following roll forward reflects the allocation of goodwill acquired in the Company’s Fiscal 2014 and 2015 acquisitions to the Company’s reporting units:

Product Group	As of June 30, 2014	Fiscal 2015 acquisitions	Adjustments to Fiscal 2014 acquisitions	Foreign currency translation	As of March 31, 2015
Dark Fiber	$269.9	$0.8	$15.3	$(10.2)	$275.8
Waves	270.0	—	(0.1)	(7.6)	262.3
Sonet	50.3	—	—	—	50.3
Ethernet	96.7	4.5	—	(0.2)	101.0
IP	80.4	1.9	—	(0.3)	82.0
MIG	43.7	22.3	—	—	66.0
zColo	19.6	252.4	(1.1)	(0.1)	270.8
Cloud	—	52.5	—	—	52.5
Other	14.7	23.7	—	(4.9)	33.5
Total	$845.3	$358.1	$14.1	$(23.3)	$1,194.2

During the nine months ended March 31, 2015, goodwill decreased by $23.3 due to foreign currency movements impacting goodwill allocated to the U.K. and France operations.

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

(5) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of March 31, 2015 and June 30, 2014 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,085.0	$(138.2)	$946.8
Trade names	0.3	(0.1)	0.2
Underlying rights	2.2	(0.3)	1.9
Total	1,087.5	(138.6)	948.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	16.9	—	16.9
Total	$1,107.9	$(138.6)	$969.3
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(104.2)	$685.0
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
Total	791.1	(104.3)	686.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(104.3)	$709.7

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

(6) LONG-TERM DEBT

As of March 31, 2015 and June 30, 2014, long-term debt was as follows:

	March 31, 2015	June 30, 2014
Term Loan Facility due 2019	$1,995.5	$2,010.8
8.125% Senior Secured Notes due 2020	—	750.0
10.125% Senior Unsecured Notes due 2020	325.6	500.0
6.00% Senior Unsecured Notes due 2023	1,430.0	—
Total debt obligations	3,751.1	3,260.8
Unamortized discount on Term Loan Facility due 2019	(17.8)	(20.6)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	7.3	—
Carrying value of debt	3,740.6	3,240.2
Less current portion	(20.5)	(20.5)
Long-term debt, less current portion	$3,720.1	$3,219.7

On July 2, 2012, the Company and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Existing Notes”). On July 2, 2012, the Company also entered into a $250.0 senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan Facility”), both of which have been subsequently amended (the “Credit Agreement”). The Term Loan Facility was issued at a discount of $30.0 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the nine months ended March 31, 2015 and 2014, respectively).

On November 26, 2013, the Company and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 to $1,749.8, and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.  Interest rates on the Term Loan Facility and Revolver as of March 31, 2015 were 4.0% and 3.0%, respectively. Interest rates on the Term Loan Facility and Revolver as of June 30, 2014 were 4.0% and 3.0%, respectively.

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

On December 15, 2014 (the “Redemption Date”), the Company redeemed $75.0 of its outstanding 8.125% Senior Secured Notes at a price of 108% of the principal amount and $174.4 of its outstanding 10.125% Senior Unsecured Notes at a price of 110% (collectively, the “Note Redemption”). As part of the Note Redemption, the Company recorded an early redemption call premium of $23.8, which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the nine months ended March 31, 2015.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

On January 23, 2015, the Company completed a private offering (the “January Notes Offering”) of $700.0 aggregate principal amount of senior unsecured notes due in 2023.  On March 9, 2015, the Company completed a $730.0 aggregate principal add on to the January Notes Offering at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes”) resulting in aggregate proceeds for the 2023 Notes of $1,437.3.  The issue premium of $7.3 on the March Notes Offering is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the purchase of the Latisys acquisition.   The net proceeds from the March Notes Offering were used to redeem the Company’s remaining $675.0 8.125% Senior Secured Notes due 2020 (the “Second Note Redemption”) at a price of 105.75%.

At any time on or after April 1, 2018, the 2023 Notes may be redeemed, in whole or in part, at the applicable redemption prices set forth in the indenture, plus accrued interest.  Before April 1, 2018, the 2023 Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued interest and a “make-whole” premium.  In addition, before April 1, 2018, up to 40% of the 2023 Notes may be redeemed at a redemption price equal to 106.00% of their principal amount, plus accrued interest, using the proceeds of certain equity offerings.

The 2023 Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries and any other restricted subsidiaries of the Company that guarantee any indebtedness of the Company or any guarantor.

As part of the Second Note Redemption, the Company recorded an early redemption call premium of $38.8 which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the three and nine months ended March 31, 2015.

As of March 31, 2015, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $9.2 as of March 31, 2015, leaving $240.8 available under the Revolver as of March 31, 2015. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio. The Revolver has a maturity date of July 2017.

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

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2015.

The indentures governing the Existing Notes and 2023 Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company, consolidate or merge

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the indentures include customary events of default.

Debt issuance costs

In connection with the Existing Notes offering and 2023 Notes offerings, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $102.1 (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

In connection with the Note Redemption and Second Note Redemption, net unamortized debt issuance costs of $16.1 and $23.2 were recorded as part of the loss on extinguishment of debt during the three and nine months ended March 31, 2015, respectively.

The balance of debt issuance costs as of March 31, 2015 and June 30, 2014 was $73.9 and $89.4, net of accumulated amortization of $28.2 and $25.4, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3.6 and $11.1 during the three and nine months ended March 31, 2015, respectively and $3.5 and $10.3 during the three and nine months ended March 31, 2014, respectively.

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

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and nine months ended March 31, 2015, respectively, $2.3 and $1.8 was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.  During the three and nine months ended March 31, 2014, respectively, nil and $1.9 was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $3.8 and $2.0 is included in “Other long term liabilities” in the Company’s consolidated balance sheet as of March 31, 2015 and June 30, 2014, respectively.

During the three and nine months ended March 31, 2015, the Company made payments of $0.8 and $2.4, respectively, on the interest rate swaps.   During the three and nine months ended March 31, 2014, the Company made payments of $0.8 and $1.6, respectively, on the interest rate swaps.

(7) INCOME TAXES

The Company, a limited liability company, is taxed at the Holdings level.  All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The Company’s provision/(benefit) for income taxes is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Current income taxes
Federal	$(1.7)	$—	$1.4	$—
State	2.7	—	4.5	2.1
Foreign	—	—	0.8	—
Total	1.0	—	6.7	2.1

Deferred income taxes
Federal	(15.7)	16.3	(14.7)	29.3
State	(5.2)	(5.5)	(6.4)	(5.8)
Foreign	1.5	1.3	1.1	4.2
Total	(19.4)	12.1	(20.0)	27.7
Total (benefit)/provision for income taxes	$(18.4)	$12.1	$(13.3)	$29.8

The United States and foreign components of net loss before income taxes for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
United States	$(76.9)	$(20.6)	$(169.1)	$(73.7)
Foreign	4.8	(10.9)	(4.5)	(3.6)
Total	$(72.1)	$(31.5)	$(173.6)	$(77.3)

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

Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine-month periods ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Expected benefit at statutory rate	$(25.3)	$(10.3)	$(60.9)	$(26.8)
Increase due to:
Non-deductible stock-based compensation	8.8	23.4	51.0	62.9
State income taxes (benefit)/provision, net of federal benefit	(3.8)	(0.9)	(8.3)	(3.7)
Transaction costs not deductible for tax purposes	0.3	0.1	0.6	0.2
Foreign tax rate differential	(0.1)	1.0	0.7	(0.1)
Release of accrual for uncertain tax position	—	—	—	(2.6)
Other, net	1.7	(1.2)	3.6	(0.1)
(Benefit)/provision for income taxes	$(18.4)	$12.1	$(13.3)	$29.8

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

During the nine months ended March 31, 2015 there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of previously recorded stock-based compensation liability to member’s interest (see Note 9 – Stock-Based Compensation).

During the nine months ended March 31, 2015, Holdings contributed $279.7 of the proceeds from its IPO to the Company.  The proceeds are reflected as in increase to member’s equity on the Company’s Statement of Member’s equity.

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three months ended March 31,		Nine months ended March 31,
Included in:	2015	2014	2015	2014
Operating costs	$4.1	$4.9	$19.4	$12.9
Selling, general and administrative expenses	36.6	60.3	138.4	152.2
Total stock-based compensation expense	$40.7	$65.2	$157.8	$165.1

CII Common units	$23.6	$65.1	$133.2	$164.7
CII Preferred units	0.1	0.1	0.3	0.4
Part A restricted stock units	3.5	—	6.1	—
Part B restricted stock units	13.5	—	18.2	—
Total stock-based compensation expense	$40.7	$65.2	$157.8	$165.1

As of March 31, 2015, there were 494,825 Part A RSUs outstanding and 935,318 Part B target RSUs outstanding

CII Common Units

Prior to ZGH’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the ZGH’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 on the modification date and this

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

amount is reflected in the Company’s condensed consolidated statement of Member’s equity as an increase to additional-paid-in-capital during the nine months ended March 31, 2015.   The initial fair value of the unrecognized compensation expense associated with unvested CII common units was $124.1, which is being recognized ratably over the remaining vesting period of the Company’s outstanding common units through May 15, 2017.

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

Employees with unvested CII common units will continue to receive monthly distributions from CII of ZGH’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,392,071 shares of ZGH’s common stock associated with unvested CII common units that will be distributed subsequent to the IPO date. In addition, CII may be required to distribute additional shares of ZGH’s common stock to CII common unit holders on a quarterly basis through June 30, 2016 based on ZGH’s stock price performance, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is ZGH’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of ZGH’s common stock that will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

The valuation of the CII common units as of the IPO date was determined based on a Monte Carlo simulation.  The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards.  The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of ZGH’s common shares to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by the Company to derive a value for CII common units by class and on per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical volatility, and an appropriate risk-free rate.

During the three and nine months ended March 31, 2015, the Company recognized $23.6 and $133.2, respectively, of stock-based compensation expense related to vesting of CII common units. During the three and nine months ended March 31, 2014, the Company recognized $65.1 and $164.7, respectively, of stock-based compensation expense related to vesting of CII common units. As of March 31, 2015, the unrecognized compensation associated with unvested CII common units was $90.6 million.

CII Preferred Units

CII has issued preferred units of CII to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company’s member’s interest of $0.1 and $0.3 for the three and nine months ended March 31, 2015 and $0.1 and $0.4 for the three and nine months ended March 31, 2014, respectively, including compensation recorded for preferred units granted in earlier periods.

Also in connection with the non-liquidating distribution by CII approved on October 9, 2014, the Company’s CEO and independent directors with vested CII preferred units received shares of ZGH’s common stock equal to the underlying value of their vested CII

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

preferred units.  In connection with the IPO, 256,265 shares of ZGH’s common stock were distributed to the Company’s CEO and independent directors equal in value to their vested CII preferred units.

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

During the three and nine months ended March 31, 2015, the Company recognized $2.9 and $5.1, respectively, of compensation expense associated with the vested portion of the Part A awards. The March 31, 2015 quarterly award is recorded as a liability totaling $1.9 as of March 31, 2015, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the quarter ending June 30, 2015. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to member’s interest, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At March 31, 2015, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $15.4.

On September 17, 2014, the Company’s Compensation Committee approved a one-time grant of Part A RSUs in an amount equal to $2.8, or 144,737 RSUs, to Dan Caruso, the Company’s Chief Executive Officer. In connection with the grant, Mr. Caruso’s annual salary was reduced to seventeen thousand five hundred dollars from $0.4. The grant was made on November 5, 2014, and the RSUs vest in full on December 31, 2015. During the three and nine months ended March 31, 2015, the Company recognized $0.6 and $1.0 of stock-based compensation expense associated with this Part A RSU grant, with a corresponding adjustment to member’s interest as the award is equity classified. The remaining unrecognized compensation cost associated with this Part A RSU grant is $1.8.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The table below reflects the total Part B RSUs granted during each period presented, the maximum eligible shares of ZGH’s stock that the respective Part B RSU grant could be converted to ZGH’s common stock and the grant date fair value per Part B RSU:

	During the three months ended
	March 31, 2015	December 31, 2014
Part B RSUs granted	359,658	575,660
Maximum eligible shares of the Company's stock	1,381,086	2,210,534
Grant date fair value per Part B RSU	$24.36	$63.12

During the three and nine months ended March 31, 2015, the Company recognized stock-based compensation expense of $13.5 and $18.2, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $28.3 at March 31, 2015.

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at March 31, 2015 and June 30, 2014 due to the short maturity of these instruments.

The carrying value of the Company’s note obligations reflect the original amounts borrowed and was $1,755.6 and $1,250.0 as of March 31, 2015 and June 30, 2014, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s notes as of March 31, 2015 and June 30, 2014 was estimated to be $1,805.9 and $1,294.8, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,977.7 and $1,990.2 as of March 31, 2015 and June 30, 2014, respectively. The Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into on May 16, 2014, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $20.0 before considering the offsetting effects of the Company’s interest rate swaps.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $2.3 and $1.8 were recorded as an increase to interest expense during the three and nine months ended March 31, 2015 and nil and $1.9 for the three and nine months ended March 31, 2014, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $9.8.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	March 31, 2015	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$3.8	$2.0

Prior to the deemed modification of the Companys stock-based compensation arrangements (See Note 9 – Stock-based Compensation), the Company recorded its stock based compensation liability at fair value.  The fair value of the Company’s stock-based compensation liability as of June 30, 2014 was $392.4.

(11) COMMITMENTS AND CONTINGENCIES

Purchase Commitments

At March 31, 2015, the Company was contractually committed for $165.5 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(12) RELATED PARTY TRANSACTIONS

The Company has ongoing contractual relationships with Onvoy, LLC and its subsidiaries (“OVS”). OVS is wholly owned by CII and provides voice and managed services  The Company provides OVS and its subsidiaries with bandwidth capacity, and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions we recorded with OVS for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues	$1.8	$1.8	$5.2	$5.2
Operating costs	$(0.1)	$(0.3)	$(0.8)	$(1.1)

As of March 31, 2015 and June 30, 2014, the Company had a balance due from OVS in the amount of $0.2 and $0.1, respectively.

As of December 31, 2014 and June 30, 2014, the Company had a balance due from Holdings in the amount of $10.1 and $0.8, respectively, related to costs paid by the Company in connection with Holdings’ initial public offering completed on October 22, 2014 (See Note 1 – Business).

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company’s Nominating and Governance Committee. During the three and nine months ended March 31, 2015, the Company reimbursed Mr. Caruso $0.1 and $0.7, respectively, for his business use of the aircraft.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

(13) SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company’s individual strategic product groups (“SPGs”) are organized into three reportable segments based on the similarities of business activities: Physical Infrastructure, Cloud and Connectivity and Other. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and Zayo Colocation (“zColo”). The Cloud and Connectivity reporting segment is comprised of the following SPGs: Wavelengths, Ethernet, IP, SONET and Cloud. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Cloud and Connectivity and Other reportable segments. The segment managers for each of the Physical Infrastructure, Cloud and Connectivity and Other reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

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

Cloud and Connectivity. The Cloud and Connectivity segment provides bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and the Company’s customers pay for access based on the amount and type of bandwidth they purchase. The Company’s services within this segment include wavelength, Ethernet, IP, SONET, and cloud services with capacity ranging from 1.54Mb to 100G. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Cloud and Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

Other. The Other segment is primarily comprised of ZPS and Zayo France. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). Zayo France provides services using the Company's Paris and regional fiber network and nine colocation centers across France.

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

The Company defines Segment Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains (losses) on intercompany loans, and non-cash

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

income (loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

	As of and for the three months ended March 31, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ elimination	Total
Revenue from external customers	$164.3	$163.0	$13.4	$—	$340.7
Segment Adjusted EBITDA	$109.1	$86.2	$3.7	$—	$199.0
Total assets	$3,598.2	$1,959.4	$121.1	$281.4	$5,960.1
Capital expenditures	$82.2	$46.7	$1.2	$—	$130.1

	As of and for the nine months ended March 31, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ elimination	Total
Revenue from external customers	$466.7	$476.5	$42.0	$—	$985.2
Segment Adjusted EBITDA	$308.5	$252.6	$10.6	$—	$571.7
Capital expenditures	$226.8	$145.3	$2.8	$—	$374.9

	As of and for the three months ended March 31, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ elimination	Total
Revenue from external customers	$125.0	$151.7	$6.5	$—	$283.2
Segment Adjusted EBITDA	$82.4	$82.6	$1.9	$—	$166.9
Capital expenditures	$57.1	$33.8	$—	$—	$90.9

	As of and for the nine months ended March 31, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ elimination	Total
Revenue from external customers	$359.5	$452.4	$19.7	$—	$831.6
Segment Adjusted EBITDA	$237.1	$244.7	$5.6	$—	$487.4
Capital expenditures	$149.0	$116.9	$—	$—	$265.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Reconciliation from Segment Adjusted EBITDA to net earnings/(loss) from continuing operations

	Three months ended March 31,
	2015	2014
Segment Adjusted EBITDA	$199.0	$166.9
Interest expense	(60.7)	(49.1)
Benefit/(provision) for income taxes	18.4	(12.1)
Depreciation and amortization expense	(100.1)	(84.2)
Transaction costs	(1.5)	—
Stock-based compensation	(40.7)	(65.2)
Loss on extinguishment of debt	(54.9)	—
Foreign currency (loss)/ gain on intercompany loans	(13.2)	0.1
Net loss from continuing operations	$(53.7)	$(43.6)

	Nine months ended March 31,
	2015	2014
Segment Adjusted EBITDA	$571.7	$487.4
Interest expense	(161.0)	(150.9)
Benefit/(provision) for income taxes	13.3	(29.8)
Depreciation and amortization expense	(293.0)	(246.9)
Transaction costs	(6.0)	(0.8)
Stock-based compensation	(157.8)	(165.1)
Loss on extinguishment of debt	(85.8)	(1.9)
Foreign currency (loss)/ gain on intercompany loans	(41.2)	0.9
Non-cash loss on investments	(0.5)	—
Net loss from continuing operations	$(160.3)	$(107.1)

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 6 – Long-Term Debt, as of March 31, 2015, the Company has outstanding $325.6 Senior Unsecured Notes and $1,430.0 2023 Notes (collectively, our “Existing Notes”). The Existing Notes are fully and unconditionally guaranteed, jointly and severally, on an senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

The accompanying condensed consolidating financial information has been prepared and is presented to display the components of the Company’s balance sheets, statements of operations and statements of cash flows in a manner that allows an existing or future holder of the Company’s Existing Notes to review and analyze the current financial position and recent operating results of the legal subsidiaries that guarantee the Company’s debt obligations.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Balance Sheets (Unaudited)

March 31, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$127.0	$5.7	$25.2	$—	$157.9
Trade receivables, net of allowance	50.0	15.4	29.1	—	94.5
Due from related parties	10.3	—	1.4	(1.4)	10.3
Prepaid expenses	24.6	4.8	6.8	—	36.2
Deferred income taxes, net	159.7	—	1.3	—	161.0
Other assets	4.2	0.3	0.4	—	4.9
Total current assets	375.8	26.2	64.2	(1.4)	464.8
Property and equipment, net	2,557.8	322.5	318.9	—	3,199.2
Intangible assets, net	633.5	236.0	99.8	—	969.3
Goodwill	749.9	283.9	160.4	—	1,194.2
Debt issuance costs, net	73.9	—	—	—	73.9
Other assets	35.3	8.9	14.5	—	58.7
Related party receivable	284.3	—	—	(284.3)	—
Investment in subsidiary	491.3	—	—	(491.3)	—
Total assets	$5,201.8	$877.5	$657.8	$(777.0)	$5,960.1
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$20.5	$—	$—	$—	$20.5
Accounts payable	24.3	3.6	6.9	—	34.8
Accrued liabilities	124.1	14.1	43.1	—	181.3
Due to related parties	—	1.4	—	(1.4)	—
Accrued interest	24.2	—	—	—	24.2
Capital lease obligations, current	2.0	1.5	0.5	—	4.0
Deferred revenue, current	71.1	2.8	14.6	—	88.5
Total current liabilities	266.2	23.4	65.1	(1.4)	353.3
Long-term debt, non-current	3,720.1	—	—	—	3,720.1
Related party debt, long-term	—	—	284.3	(284.3)	—
Capital lease obligation, non-current	5.6	19.0	3.9	—	28.5
Deferred revenue, non-current	548.4	4.8	35.7	—	588.9
Stock-based compensation liability	1.5	0.1	0.3	—	1.9
Deferred income taxes, net	167.3	—	46.1	—	213.4
Other long-term liabilities	13.4	10.3	2.5	—	26.2
Total liabilities	4,722.5	57.6	437.9	(285.7)	4,932.3
Member's equity
Member's interest	1,554.7	236.9	250.9	(491.3)	1,551.2
Accumulated other comprehensive (loss)/income	0.9	—	(22.0)	—	(21.1)
Accumulated deficit	(527.8)	34.5	(9.0)	—	(502.3)
Total member's equity	1,027.8	271.4	219.9	(491.3)	1,027.8
Total liabilities and member's equity	$5,750.3	$329.0	$657.8	$(777.0)	$5,960.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Balance Sheets (Unaudited)

June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Assets
Current assets
Cash and cash equivalents	$260.8	$1.0	35.6	$—	$297.4
Trade receivables, net	37.5	6.0	15.5	—	59.0
Due from related parties	1.1	—	0.6	(0.8)	0.9
Prepaid expenses	18.9	1.4	5.3	—	25.6
Deferred income taxes	158.9	—	1.5	—	160.4
Other assets, current	1.9	—	0.5	—	2.4
Total current assets	479.1	8.4	59.0	(0.8)	545.7
Property and equipment, net	2,402.4	95.2	323.8	—	2,821.4
Intangible assets, net	584.4	29.8	95.5	—	709.7
Goodwill	682.3	17.8	145.2	—	845.3
Debt issuance costs, net	89.4	—	—	—	89.4
Other assets	23.6	3.3	10.9	—	37.8
Related party receivable, long-term	267.8	—	—	(267.8)	—
Investment in subsidiary	303.7	—	—	(303.7)	—
Total assets	$4,832.7	$154.5	$634.4	$(572.3)	$5,049.3
Liabilities and member’s equity
Current liabilities
Current portion of long-term debt	$20.5	$—	$—	$—	$20.5
Accounts payable	20.7	4.3	2.0	—	27.0
Accrued liabilities	126.0	7.0	26.6	—	159.6
Accrued interest	57.1	—	—	—	57.1
Capital lease obligations, current	1.5	0.9	—	—	2.4
Due to related-parties	—	—	0.8	(0.8)	—
Deferred revenue, current	56.9	1.4	17.1	—	75.4
Total current liabilities	282.7	13.6	46.5	(0.8)	342.0
Long-term debt, non-current	3,219.7	—	—	—	3,219.7
Related party debt, long-term	—	—	267.8	(267.8)	—
Capital lease obligations, non-current	5.6	15.6	1.7	—	22.9
Stock-based compensation liability	459.5	4.0	33.4	—	496.9
Deferred income taxes, net	345.0	22.2	25.2	—	392.4
Deferred income taxes, net	106.5	—	45.3	—	151.8
Other long-term liabilities	12.4	9.8	0.1	—	22.3
Total liabilities	4,431.4	65.2	420.0	(268.6)	4,648.0
Member’s equity
Member’s interest	778.0	49.6	205.0	(303.7)	728.9
Accumulated other comprehensive loss	—	—	14.4	—	14.4
(Accumulated deficit)/retained earnings	(376.7)	39.7	(5.0)	—	(342.0)
Total member’s equity	401.3	89.3	214.4	(303.7)	401.3
Total liabilities and member’s equity	$4,832.7	$154.5	$634.4	$(572.3)	$5,049.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2015

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$264.1	$38.3	$38.3	$—	$340.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	77.5	13.4	10.0	—	100.9
Selling, general and administrative expenses	60.6	10.4	12.0	—	83.0
Depreciation and amortization	80.8	12.4	6.9	—	100.1
Total operating costs and expenses	218.9	36.2	28.9	—	284.0
Operating income	45.2	2.1	9.4	—	56.7
Other expenses
Interest expense	(56.5)	—	(4.2)	—	(60.7)
Loss on extinguishment of debt	(53.8)	(1.0)	(0.1)	—	(54.9)
Foreign currency loss on intercompany loans	(13)	—	(0.6)		(13.2)
Other expenses, net	—	—	—	—	—
Equity in net earnings of subsidiaries	4.4	—	—	(4.4)	—
Total other expense, net	(118.5)	(1.0)	(4.9)	(4.4)	(128.8)
(Loss)/earnings before provision for income taxes	(73.3)	1.1	4.5	(4.4)	(72.1)
(Benefit)/provision for income taxes	(19.6)	—	1.2	—	(18.4)
Net (loss)/earnings	$(53.7)	$1.1	$3.3	$(4.4)	$(53.7)

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended March 31, 2015

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$770.9	$98.8	$115.5	$—	$985.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	236.5	36.2	33.3	—	306.0
Selling, general and administrative expenses	206.3	25.5	39.9	—	271.7
Depreciation and amortization	238.4	23.2	31.4	—	293.0
Total operating costs and expenses	681.2	84.9	104.6	—	870.7
Operating income	89.7	13.9	10.9	—	114.5
Other expenses
Interest expense	(148.3)	—	(12.7)	—	(161.0)
Loss on extinguishment of debt	(83.7)	(1.5)	(0.6)	—	(85.8)
Foreign currency loss on intercompany loans	(39.7)	—	(1.5)		(41.2)
Other expenses, net	(0.1)	—	—	—	(0.1)
Equity in net earnings of subsidiaries	6.6	—	—	(6.6)	—
Total other expense, net	(265.2)	(1.5)	(14.8)	(6.6)	(288.1)
(Loss)/earnings before provision for income taxes	(175.5)	12.4	(3.9)	(6.6)	(173.6)
(Benefit)/provision for income taxes	(15.2)	0.4	1.5	—	(13.3)
Net (loss)/earnings	$(160.3)	$12.0	$(5.4)	$(6.6)	$(160.3)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$240.8	$25.7	$16.7	$—	$283.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	70.2	11.1	3.6	—	84.9
Selling, general and administrative expenses	68.1	8.0	20.5	—	96.6
Depreciation and amortization	77.1	3.5	3.6	—	84.2
Total operating costs and expenses	215.4	22.6	27.7	—	265.7
Operating income	25.4	3.1	(11.0)	—	17.5
Other expenses
Interest expense	(49.0)	—	(0.1)	—	(49.1)
Loss on extinguishment of debt	—	—	—	—	—
Foreign currency loss on intercompany loans	—	—	0.1		0.1
Other expenses, net	—	—	—	—	—
Equity in net earnings of subsidiaries	(10.1)	—	—	10.1	—
Total other expense, net	(59.1)	—	—	10.1	(49.0)
(Loss)/earnings before provision for income taxes	(33.7)	3.1	(11.0)	10.1	(31.5)
(Benefit)/provision for income taxes	9.9	0.8	1.4	—	12.1
Net (loss)/earnings	$(43.6)	$2.3	$(12.4)	$10.1	$(43.6)

Condensed Consolidating Statements of Operations (Unaudited)

For the Nine months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$711.6	$73.1	$46.9	$—	$831.6
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	206.7	32.8	11.0	—	250.5
Selling, general and administrative expenses	209.2	21.0	29.8	—	260.0
Depreciation and amortization	227.4	9.2	10.3	—	246.9
Total operating costs and expenses	643.3	63.0	51.1	—	757.4
Operating income	68.3	10.1	(4.2)	—	74.2
Other expenses
Interest expense	(150.6)	—	(0.3)	—	(150.9)
Loss on extinguishment of debt	(2.0)	—	0.1	—	(1.9)
Foreign currency loss on intercompany loans	—	—	0.9		0.9
Other expenses, net	0.4	—	—	—	0.4
Equity in net earnings of subsidiaries	0.3	—	—	(0.3)	—
Total other expense, net	(151.9)	—	0.7	(0.3)	(151.5)
(Loss)/earnings before provision for income taxes	(83.6)	10.1	(3.5)	(0.3)	(77.3)
(Benefit)/provision for income taxes	23.5	2.2	4.1	—	29.8
Net (loss)/earnings	$(107.1)	$7.9	$(7.6)	$(0.3)	$(107.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2015

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$331.0	28.0	43.1	$402.1

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(318.8)	(27.9)	(28.2)	(374.9)
Acquisitions, net of cash acquired	(182.4)	(601.0)	(73.9)	(857.3)
Net cash used in investing activities	(501.2)	(628.9)	(102.1)	(1,232.2)

Cash flows from financing activities:
Proceeds from debt	1,437.3	—	—	1,437.3
Equity contributions	(332.9)	606.7	5.9	279.7
Principal payments on long-term debt	(939.8)	—	—	(939.8)
Payment of early redemption fees on debt extinguished	(62.6)	—	—	(62.6)
Principal repayments on capital lease obligations	(1.1)	(1.1)	(0.2)	(2.4)
(Payment of)/receipt from intercompany loans	(40.4)		40.4	—
Payment of debt issuance costs	(18.8)	—	—	(18.8)
Net cash provided by financing activities	41.7	605.6	46.1	693.4
Effect of changes in foreign exchange rates on cash	(5.3)	—	2.5	(2.8)
Net (decrease)/increase in cash and cash equivalents	(133.8)	4.7	(10.4)	(139.5)
Cash and cash equivalents, beginning of period	260.8	1.0	35.6	297.4
Cash and cash equivalents, end of period	$127.0	5.7	25.2	$157.9

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total
Net cash provided by operating activities	$356.1	21.8	23.7	401.6

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(237.0)	(18.0)	(10.9)	(265.9)
Acquisitions, net of cash acquired	(81.3)	(19.7)	—	(101.0)
Net cash used in investing activities	(318.3)	(37.7)	(10.9)	(366.9)

Cash flows from financing activities:
Proceeds from debt	195.0	—	—	195.0
Principal payments on long-term debt	(57.9)	—	—	(57.9)
Equity contributions	(21.4)	21.4	—	—
Distribution to parent	(0.4)	—	—	(0.4)
Principal repayments on capital lease obligations	(1.4)	(5.5)	—	(6.9)
Payment of debt issuance costs	(1.7)	—	—	(1.7)
Net cash provided by financing activities	112.2	15.9	—	128.1
Effect of changes in foreign exchange rates on cash	—	—	0.5	0.5
Net (decrease)/increase in cash and cash equivalents	150.0	(0.0)	13.3	163.3
Cash and cash equivalents, beginning of period	86.8	1.0	3.5	91.3
Cash and cash equivalents, end of period	$236.8	$1.0	$16.8	$254.6

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

(15) SUBSEQUENT EVENTS

Seventh Amendment to Credit Agreement

On April 17, 2015, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Company’s Credit Agreement (as amended through the Seventh Amendment, the “Credit Agreement”) governing the Company’s Term Loan Facility and the Revolver (collectively with the Term Loan Facility, the “Credit Facilities”). Under the Seventh Amendment, the Revolver was increased from $250.0 to $450.0, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of the Term Loan Facility, subject to repayment or refinancing thereof, and (iii) six months prior to the maturity date of the Company’s Senior Unsecured Notes, subject to repayment or refinancing thereof. The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and removed the Fixed Charge Coverage Ratio maintenance requirement and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement that will come into effect if at any time the Term Loan Facility is amended or refinanced to remove all financial maintenance covenants. The springing Senior Secured Leverage Ratio restricts the Company’s Senior Secured Leverage Ratio from exceeding 5.25:1.00.

Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

Senior Notes Due 2025

On May 6, 2015, the Company completed a private offering of $350.0 aggregate principal amount of senior unsecured notes (the “$350.0 Senior Unsecured Notes”).    The $350.0 Senior Unsecured Notes bear interest at the rate of 6.375% per year. Interest on the $350.0 Senior Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The $350.0 Senior Unsecured Notes will mature on May 15, 2025.  The net proceeds from the $350.0 Senior Unsecured Notes were used to repay a portion of the Company’s Term Loan Facility.

At any time on or after May 15, 2020, the $350.0 Senior Unsecured Notes may be redeemed, in whole or in part, at the redemption prices set forth below plus accrued and unpaid interest:

Year	Redemption Price
2020	103.19%
2021	102.13%
2022	101.06%
2023 and thereafter	100.00%

Before May 15, 2020 the $350.0 Senior Unsecured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued interest and a “make-whole” premium.  In addition, before May 15, 2018, up to 40% of the 2025 Notes may be redeemed at a redemption price equal to 106.375% of their principal amount, plus accrued interest, using the proceeds of certain equity offerings.

The $350.0 Senior Unsecured Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Issuers’ current and future domestic restricted subsidiaries and any other restricted subsidiaries of the Issuers that guarantee any indebtedness of the Issuers or any guarantor.

Amended and Restated Credit Agreement

Concurrently with the $350.0 Senior Unsecured Notes offering, the Company entered into an amendment and restatement of its Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement extended the maturity of the Term Loan Facility to 2021, aligned certain covenants with the New 2023 Notes and added additional covenant flexibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 29, 2014 (the “Annual Report”) and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

Overview

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of March 31, 2015, we had $5.8 billion in revenue under contract with a weighted average remaining contract term of approximately 45 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“Holdings”), which prior to October 16, 2014, was wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”)

On October 22, 2014, Holdings completed an initial public offering (“IPO”) of shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of March 31, 2015, we have three reportable segments as described below:

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

Cloud and Connectivity.   Our Cloud and Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our services within this segment include wavelength, Ethernet, IP, SONET and cloud services. We target customers who require a minimum of 10G of bandwidth across their networks. The contract terms in this segment typically range from two to five years.

Other.    We also have an Other segment, which is primarily comprised of Zayo Professional Services (“ZPS”) and Zayo France. ZPS is our professional services business that provides network management and technical resources to our customers. Zayo France provides services using our Paris and regional fiber networks and nine colocation centers located across France.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have acquired a significant portion of our network and service offerings through 34 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Significant Acquisitions

AboveNet, Inc. (“AboveNet”)

On July 2, 2012, we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,210.0 million in cash, net of $141.6 million of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive eighty four dollars in cash.

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

Geo Networks Limited (“Geo”)

On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174 million ($292.3 million), net of cash acquired, was paid with a combination of cash on hand and available funds drawn on our $250.0 million revolving credit facility.

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

Fiscal 2015 Acquisitions

Neo Telecoms (“Neo”)

On July 1, 2014, we acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company, for  purchase consideration of €54.1 million ($73.9 million, net of cash acquired, based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our term loan facility. The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France will be integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are included in our operating results beginning July 1, 2014.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, we acquired AtlantaNAP, a data center and managed services provider in Atlanta, for purchase consideration of $52.5 million. The purchase consideration was paid with cash on hand. The acquisition of AtlantaNAP added approximately 72,000 square feet of total data center space, including 42,000 square feet of conditioned colocation space.

The results of the acquired AtlantaNAP business are included in our operating results beginning July 1, 2014.

IdeaTek Systems, Inc. (“IdeaTek”)

Effective January 1, 2015, we acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $53.6 million and was paid with cash on hand.

The IdeaTek acquisition added 1,800 route miles to our network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

The results of the acquired IdeaTek business are included in our operating results beginning January 1, 2015.

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, we acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of our New Notes Offering (as defined below).

The Latisys acquisition added colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

The results of the acquired Latisys business are included in our operating results beginning February 23, 2015.

Substantial Capital Expenditures

During the nine months ended March 31, 2015 and 2014, we invested $374.9 million and $265.9 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

On December 15, 2014, we redeemed $75.0 million of our outstanding 8.125% Senior Secured Notes at a price of 108.125% of the principal amount and $174.4 million of our outstanding 10.125% Senior Unsecured Notes at a price of 110.125% (collectively, the “Note Redemption”). As part of the Note Redemption, we paid an early redemption call premium of $23.8 million, which has been recorded as a loss on extinguishment of debt on our consolidated statements of operations for the nine months ended March 31, 2015.  In connection with the Note Redemption, net unamortized debt issuance costs of $7.1 million were also recorded as part of the loss on extinguishment of debt during the nine months ended March 31, 2015.

On January 23, 2015, we completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of senior unsecured notes due in 2023.  On March 9, 2015, we completed a $730.0 million aggregate principal add on to the January Notes Offering at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes”) resulting in aggregate proceeds for the 2023 Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offering is being accreted against interest expense over the term of the notes.  The 2023 Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the purchase price of the Latisys Acquisition.  The net proceeds from the March Notes Offering were used to redeem our remaining $675.0 million 8.125% Senior Secured Notes due 2020 (the “Second Note Redemption”) at a price of 105.75%.

As part of the Second Note Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the three and nine months ended March 31, 2015.  In connection with the Second Note Redemption, net unamortized debt issuance costs of $16.1 million were also recorded as part of the loss on extinguishment of debt during the three and nine months ended March 31, 2015

Critical Accounting Policies and Estimates

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

We have foreign subsidiaries that enter into contracts with customers and venders in currencies other than the United States Dollar (“USD”) – principally the Great British Pound (“GBP”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either our operating costs or selling, general and administrative expenses in our consolidated statements of operations.

Other expenses include expenses such as property tax, franchise fees, colocation facility maintenance, travel, office expense and other administrative costs. Other expenses are included in both operating costs and selling, general and administrative expenses depending on their relationship to generating revenue or association with sales and administration. Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in selling, general and administrative expenses in our consolidated statements of operations.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

	For the Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$164.3	$125.0	$39.3	31%
Cloud and Connectivity	163.0	151.7	11.3	7%
Other	13.4	6.5	6.9	106%
Consolidated	$340.7	$283.2	$57.5	20%

Our total revenue increased by $57.5 million, or 20%, from $283.2 million for the three months ended March 31, 2014 to $340.7 million for the three months ended March 31, 2015. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period from $5.2 million to $7.0 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended March 31, 2015, was approximately $563 million.

•

Since March 31, 2014, we have recognized net installs of approximately $6.7 million in combined MRR and MAR. During the three months ended March 31, 2015, the Company recognized net installs of $1.7 million as compared to $1.5 million during the three months ended March 31, 2014.

•	Monthly churn percentage during the three months ended March 31, 2014 and 2015 was consistent at 1.3%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 13%.

The average exchange rate between the USD and GBP strengthened by 8.4% during the three months ended March 31, 2015 and 2014.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the three months ended March 31, 2015 and March 31, 2014 by an additional $0.8 million for a total period-over-period increase of $58.3 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $39.3 million, or 31%, from $125.0 million to $164.3 million for the three months ended March 31, 2014 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the quarter ended March 31, 2015 were $3.5 million (with a total contract value of approximately $453 million), an increase from the $2.3 million in bookings for the same period in the prior year. Gross installs were $2.5 million for the third quarter of Fiscal 2015, compared to $2.0 million for the same period in the prior year. The monthly churn percentage increased between the two periods from 0.6% to 0.9%, resulting in total churn processed of $1.4 million compared to $0.8 million in the same period in the prior year.

Cloud and Connectivity.   Revenue from our Cloud and Connectivity segment increased by $11.3 million, or 7%, from $151.7 million to $163.0 million for the three months ended March 31, 2014 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

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

Bookings of MRR and MAR increased from $2.8 million to $3.2 million between the two comparative periods, with a total contract value of approximately $103 million for the quarter ended March 31, 2015. Gross installs were $3.2 million for the quarter ended March 31, 2015, compared to $3.0 million for the same period in the prior year. The monthly churn percentage decreased from 1.8% to 1.6%, resulting in total churn processed of $2.6 million compared to $2.7 million in the same period in the prior year.

Other.   Revenue from our Other segment increased by $6.9 million, or 106%, from $6.5 million to $13.4 million for the three months ended March 31, 2014 and 2015, respectively. The increase was primarily due to our acquisition of Neo.  The Other segment represented approximately 4% of our total revenue during the three months ended March 31, 2015.

The following table reflects the stratification of our revenues during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
	(in millions)
Monthly recurring revenue	$303.3	88%	$260.5	92%
Monthly amortized revenue	18.3	5%	14.3	5%
Other revenue	19.1	7%	8.4	3%
Total revenue	$340.7	100%	$283.2	100%

Operating Costs and Expenses

	Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and Expenses
Physical Infrastructure	$144.8	$162.7	$(17.9)	(11%)
Cloud and Connectivity	130.1	97.8	32.3	33%
Other	9.1	5.2	3.9	75%
Consolidated	$284.0	$265.7	$18.3	7%

Physical Infrastructure.   Our Physical Infrastructure operating costs decreased by $17.9 million, or 11%, from $162.7 million to $144.8 million for the three months ended March 31, 2014 and 2015, respectively. The decrease in operating costs and expenses was primarily a result of a $47.3 million decrease in our stock-based compensation expense offset by additional expenses associated with our Fiscal 2014 and 2015 acquisition.

Cloud and Connectivity.   Our Cloud and Connectivity operating costs increased by $32.3 million, or 33%, from $97.8 million to $130.1 million for the three months ended March 31, 2014 and 2015, respectively. The increase in operating costs and expenses was primarily a result of additional expenses associated with our Fiscal 2014 and 2015 acquisitions.

Other.   Other operating costs and expenses increased by $3.9 million, or 75%, from $5.2 million to $9.1 million for the three months ended March 31, 2014 and 2015, respectively. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$44.9	$37.2	$7.7	21%
Compensation and benefits expenses	40.2	30.4	9.8	32%
Network operations expense	37.5	31.8	5.7	18%
Other operating costs	19.1	16.9	2.2	13%
Transaction costs	1.5	—	1.5	*
Stock-based compensation	40.7	65.2	(24.5)	(38%)
Depreciation and amortization	100.1	84.2	15.9	19%
Total operating costs and expenses	$284.0	$265.7	$18.3	7%

Netex.   Netex increased by $7.7 million, or 21%, from $37.2 million for the second quarter of Fiscal 2014 to $44.9 million for the second quarter of Fiscal 2015. The increase in Netex primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue remained consistent at 13% during the three months ended March 31, 2014 and 2015.

Compensation and Benefits Expenses.   Compensation and benefits expenses increased by $9.8 million, or 32%, from $30.4 million to $40.2 million for the three months ended March 31, 2014 and 2015, respectively. The increase reflects an increase in headcount since March 31, 2014 to support our growing business, including certain employees retained from acquired businesses. At March 31, 2015, we had 1,801 full time employees compared to 1,421 full time employees at March 31, 2014.

Network Operations Expenses.   Network operations expenses increased by $5.7 million, or 18%, from $31.8 million to $37.5 million for the three months ended March 31, 2014 and 2015, respectively. The increase principally reflects the growth of our network assets (organic and acquisition) and the related expenses of operating that expanded network.

Other Operating Costs.   Other operating costs, which include expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $2.2 million, or 13%, from $16.9 million to $19.1 million for the three months ended March 31, 2014 and 2015, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.

Transaction Costs.   Transaction costs increased by $1.5 million from nil to $1.5 million for the three months ended March 31, 2014 and 2015, respectively. The increase was due to timing of incurring expenses associated with our Fiscal 2014 and Fiscal 2015 acquisitions.

Stock-Based Compensation.   Stock-based compensation expenses decreased by $24.5 million, or 38%, from $65.2 million to a $40.7 million during the three months ended March 31, 2014 and 2015, respectively.

Prior to ZGH’s IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.

Depreciation and Amortization.   Depreciation and amortization expense increased by $15.9 million, or 19%, from $84.2 million to $100.1 million for the three months ended March 31, 2014 and 2015, respectively. The increase is primarily the result of depreciation related to capital expenditures since March 31, 2014 and acquisition-related increases in property and equipment and amortizable intangible assets from Fiscal 2014 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(60.7)	$(49.1)	$(11.6)	24%
Loss on extinguishment of debt	(54.9)	—	(54.9)	*
Foreign currency (loss)/gain on intercompany loans	(13.2)	0.1	(13.3)	*
Total other expenses, net	$(128.8)	$(49.0)	$(79.8)	163%

* not meaningful

Interest expense.   Interest expense increased by $11.6 million, or 24%, from $49.1 million to $60.7 million for the three months ended March 31, 2014 and 2015, respectively. The increase was primarily a result of our increased indebtedness and changes in the fair value of our interest rate swaps offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Loss on extinguishment of debt.   During the three months ended March 31, 2015, we redeemed our remaining $675.0 million 8.125% Senior Secured Notes due 2020.  As part of the redemption, we paid an early redemption call premium of $38.8 million and recorded an expense of $16.1 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the three months ended March 31, 2015.

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased from a gain of $0.1 million for the three months ended March 31, 2014 to a loss of $13.2 million for the three months ended March 31, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

We recorded a (benefit)/provision for income taxes of ($18.4) million and $12.1 million during the three months ended March 31, 2015 and 2014, respectively. Our benefit and provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

	Three months ended March 31,
	2015	2014
	(in millions)
Expected benefit at statutory rate	$(25.3)	$(10.3)
Increase due to:
Non-deductible stock-based compensation	8.8	23.4
State income taxes (benefit)/provision, net of federal benefit	(3.8)	(0.9)
Transaction costs not deductible for tax purposes	0.3	0.1
Foreign tax rate differential	(0.1)	1.0
Other, net	1.7	(1.2)
(Benefit)/provision for income taxes	$(18.4)	$12.1

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

	For the Nine Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$466.7	$359.5	$107.2	30%
Cloud and Connectivity	476.5	452.4	24.1	5%
Other	42.0	19.7	22.3	113%
Consolidated	$985.2	$831.6	$153.6	18%

Our total revenue increased by $153.6 million, or 18%, from $831.6 million for the nine months ended March 31, 2014 to $985.2 million for the nine months ended March 31, 2015. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period from $15.7 million to $18.0 million in combined MRR and MAR. The total contract value associated with bookings, for the nine months ended March 31, 2015, was approximately $1,335 million.

•

Since March 31, 2014, we have recognized net installs of approximately $6.7 million in combined MRR and MAR.  During the nine months ended March 31, 2015, we recognized net installs of $5.0 million as compared to $3.5 million during the nine months ended March 31, 2014.

•	Monthly churn percentage decreased between the two periods from 1.4% to 1.3%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 11%.

The average exchange rate between the USD and GBP during the nine months ended March 31, 2015 and 2014 weakened by 1%.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have decreased between the nine months ended March 31, 2015 and March 31, 2014 by $0.3 million for a total period-over-period increase of $153.3 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $107.2 million, or 30%, from $359.5 million to $466.7 million for the nine months ended March 31, 2014 and 2015, respectively.  The increase was a result of both organic and acquisition related growth.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the nine months ended March 31, 2015 were $8.3 million (with a total contract value of approximately $1,021 million), an increase from the $7.7 million in bookings for the same period in the prior year. Gross installs were $7.2 million for the nine months ended of Fiscal 2015, compared to $5.8 million for the same period in the prior year.  The monthly churn percentage remained consistent at 0.8% during the two periods, resulting in total churn processed of $3.6 million compared to $3.0 million in the same period in the prior year.

Cloud and Connectivity.   Revenue from our Cloud and Connectivity segment increased by $24.1 million, or 5%, from $452.4 million to $476.5 million for the nine months ended March 31, 2014 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

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

Bookings of MRR and MAR increased from $8.0 million to $9.1 million between the two comparative periods, with a total contract value of approximately $295 million for the nine months ended March 31, 2015. Gross installs were $9.0 million for the nine months March 31, 2015, compared to $8.6 million for the same period in the prior year.   The monthly churn percentage decreased between the two periods from 1.7% to 1.6%, resulting in total churn processed of $7.5 million compared to $7.8 million in the same period in the prior year.

Other.   Revenue from our Other segment increased by $22.3 million, or 113%, from $19.7 million to $42.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase was primarily to our acquisition of Neo. The Other segment represented approximately 4% of our total revenue during the nine months ended March 31, 2015.

The following table reflects the stratification of our revenues during the nine months ended March 31, 2015 and 2014:

	Nine months ended March 31,
	2015		2014
	(in millions)
Monthly recurring revenue	$884.7	90%	$767.4	92%
Monthly amortized revenue	52.9	5%	40.6	5%
Other revenue	47.6	5%	23.6	3%
Total revenue	$985.2	100%	$831.6	100%

Operating Costs and Expenses

	Nine Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses
Physical Infrastructure	$435.0	$388.1	$46.9	12%
Cloud and Connectivity	395.4	353.0	42.4	12%
Other	40.3	16.3	24.0	147%
Consolidated	$870.7	$757.4	$113.3	15%

Physical Infrastructure.   Our Physical Infrastructure operating costs increased by $46.9 million, or 12%, from $388.1 million to $435.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and 2014 acquisition and additional costs associated with the organic growth of our network, partially offset by a $29.1 million decrease in stock-based compensation.

Cloud and Connectivity.   Our Cloud and Connectivity operating costs increased by $42.4 million, or 12%, from $353.0 million to $395.4 million for the nine months ended March 31, 2014 and 2015, respectively. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and 2014 acquisitions and additional costs associated with the organic growth of our network.

Other.   Other operating costs and expenses increased by $24.0 million, or 147%, from $16.3 million to $40.3 million for the nine months ended March 31, 2014 and 2015, respectively. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the nine months ended March 31, 2015 and 2014.

	Nine months ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$130.2	$111.0	$19.2	17%
Compensation and benefits expenses	116.3	91.6	24.7	27%
Network operations expense	112.4	96.5	15.9	16%
Other operating costs	55.0	45.5	9.5	21%
Transaction costs	6.0	0.8	5.2	650%
Stock-based compensation	157.8	165.1	(7.3)	(4%)
Depreciation and amortization	293.0	246.9	46.1	19%
Total operating costs and expenses	$870.7	$757.4	$113.3	15%

Netex.   Netex increased by $19.2 million, or 17%, from $111.0 million for the nine months ended March 31, 2014 to $130.2 million for the nine months ended March 31, 2015. The increase in consolidated operating costs primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue remained consistent at 13% of revenue during the nine months ended March 31, 2015 and 2014.

Compensation and Benefits Expenses.   Compensation and benefits expense increased by $24.7 million, or 27%, from $91.6 million to $116.3 million for the nine months ended March 31, 2014 and 2015, respectively. The increase reflects an increase in headcount during the last two quarters of Fiscal 2014 and the first two quarters of Fiscal 2015 to support our growing business, including certain employees retained from acquired businesses. At March 31, 2015, we had 1,801 full time employees compared to 1,421 full time employees at March 31, 2014.

Network Operations Expenses.   Network operations expenses increased by $15.9 million, or 16%, from $96.5 million to $112.4 million for the nine months ended March 31, 2014 and 2015, respectively. The increase principally reflects the growth of our network assets (organic and acquisition growth) and the related expenses of operating that expanded network.

Other Operating Costs.   Other operating costs, which include expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $9.5 million, or 21%, from $45.5 million to $55.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.

Transaction Costs.   Transaction costs increased by $5.2 million, or 650%, from $0.8 million to $6.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase was due to timing of incurring expenses associated with our Fiscal 2014 and Fiscal 2015 acquisitions.

Stock-Based Compensation.   Stock-based compensation expenses decreased by $7.3 million, or 4%, from $165.1 million to $157.8 million during the nine months ended March 31, 2014 and 2015, respectively.

Prior to ZGH’s IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period. The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.

Depreciation and Amortization.   Depreciation and amortization expense increased by $46.1 million, or 19%, from $246.9 million to $293.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase is primarily the result of depreciation related to capital expenditures since March 31, 2014 and acquisition-related increases in property and equipment and amortizable intangible assets from Fiscal 2014 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2015 and 2014, respectively.

	Nine months ended March 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(161.0)	$(150.9)	$(10.1)	7%
Loss on extinguishment of debt	(85.8)	(1.9)	(83.9)	*
Foreign currency (loss)/gain on intercompany loans	(41.2)	0.9	(42.1)	*
Other (expense)/income, net	(0.1)	0.4	(0.5)	*
Total other expenses, net	$(288.1)	$(151.5)	$(136.6)	90%

*-Not meaningful

Interest expense.   Interest expense increased by $10.1 million, or 7%, from $150.9 million to $161.0 million for the nine months ended March 31, 2014 and 2015, respectively. The increase was primarily a result of our increased indebtedness offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Loss on extinguishment of debt.   During the nine months ended March 31, 2015, we redeemed our $750.0 million 8.125% Senior Secured Notes and a portion of our 10.125%  Senior Unsecured Notes, both due 2020.  As part of the redemptions, we paid early redemption call premiums totaling $62.6 million and recorded an expense of $23.2 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the nine months ended March 31, 2015.

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased from a gain of $0.9 million for the nine months ended March 31, 2014 to a loss of $41.2 million for the nine months ended March 31, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP Euro and the related impact on intercompany loans issued by foreign subsidiaries in their functional currency.

Provision for Income Taxes

We recorded a (benefit)/provision for income taxes of ($13.3) million and $29.8 million during the nine months ended March 31, 2015 and 2014, respectively. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax benefit based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

	Nine months ended March 31,
	2015	2014
	(in millions)
Expected benefit at statutory rate	$(60.9)	$(26.8)
Increase due to:
Non-deductible stock-based compensation	51.0	62.9
State income taxes benefit, net of federal benefit	(8.3)	(3.7)
Transaction costs not deductible for tax purposes	0.6	0.2
Foreign tax rate differential	0.7	(0.1)
Release of accrual for uncertain tax position	—	(2.6)
Other, net	3.6	(0.1)
(Benefit)/provision for income taxes	$(13.3)	$29.8

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains (losses) on intercompany loans, and non-cash income (loss) on equity and cost method investments. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from continuing operations are as follows:

Reconciliation from (loss)/earnings from continuing operations to Adjusted EBITDA

	Three months ended March 31, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$109.1	$86.2	$3.7	$—	$199.0
Interest expense	(36.2)	(20.2)	—	(4.3)	(60.7)
Benefit for income taxes	—	—	(1.3)	19.7	18.4
Depreciation and amortization expense	(66.5)	(34.5)	0.9	—	(100.1)
Transaction costs	(1.0)	(0.5)	—	—	(1.5)
Stock-based compensation	(22.1)	(18.3)	(0.3)	—	(40.7)
Loss on extinguishment of debt	(32.0)	(22.9)	—	—	(54.9)
Foreign currency (loss)/gain on intercompany loans	—	0.1	—	(13.3)	(13.2)
Earnings/(loss) from continuing operations	$(48.7)	$(10.1)	$3.0	$2.1	$(53.7)

	Nine months ended March 31, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$308.5	$252.6	$10.6	$—	$571.7
Interest expense	(98.2)	(57.5)	—	(5.3)	(161.0)
Benefit for income taxes	—	—	(0.7)	14.0	13.3
Depreciation and amortization expense	(184.5)	(101.6)	(6.9)	—	(293.0)
Transaction costs	(2.9)	(0.9)	(0.3)	(1.9)	(6.0)
Stock-based compensation	(89.6)	(68.5)	0.3	—	(157.8)
Loss on extinguishment of debt	(50.1)	(35.7)	—	—	(85.8)
Foreign currency loss on intercompany loans	—	(0.1)	—	(41.1)	(41.2)
Non-cash loss on investments	(0.5)	—	—	—	(0.5)
(Loss)/earnings from continuing operations	$(117.3)	$(11.7)	$3.0	$(34.3)	$(160.3)

	Three months ended March 31, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$82.4	$82.6	$1.9	$—	$166.9
Interest expense	(29.8)	(19.3)	—	—	(49.1)
Provision for income taxes	—	—	(0.8)	(11.3)	(12.1)
Depreciation and amortization expense	(51.5)	(32.3)	(0.4)	—	(84.2)
Stock-based compensation	(68.4)	3.5	(0.3)	—	(65.2)
Foreign currency gain on intercompany loans	—	—	—	0.1	0.1
(Loss)/earnings from continuing operations	$(67.3)	$34.5	$0.4	$(11.2)	$(43.6)

	Nine months ended March 31, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$237.1	$244.7	$5.6	$—	$487.4
Interest expense	(90.2)	(60.7)	—	—	(150.9)
Provision for income taxes	—	—	(2.2)	(27.6)	(29.8)
Depreciation and amortization expense	(149.6)	(95.9)	(1.4)	—	(246.9)
Transaction costs	(0.7)	(0.1)	—	—	(0.8)
Stock-based compensation	(115.2)	(49.1)	(0.8)	—	(165.1)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	(1.9)
Foreign currency loss on intercompany loans	—	—	—	0.9	0.9
(Loss)/earnings from continuing operations	$(119.7)	$38.1	$1.2	$(26.7)	$(107.1)

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

In connection with ZGH’s IPO in October 2014, ZGH sold 16,008,679 shares of its common stock at a price of $19 per share for $304.2 million in gross proceeds and incurred costs directly associated with the IPO of $22.2 million.  In March 2015, ZGH completed a follow-on equity offering selling 4,000,000 shares of our common stock at a price of $27.35 per share for $109.5 million in gross proceeds and incurred costs directly associated with the follow-on offering of $4.3 million.  Aggregate proceeds from the IPO and the follow-on equity offering (net of issuance costs) were $387.2 million.  During the nine months ended March 31, 2015, ZGH contributed cash proceeds from the equity offerings of $279.7 million to us.

On January 23, 2015, we completed the January Notes Offering of $700.0 million aggregate principal amount of senior unsecured notes due in 2023.  On March 9, 2015, we completed a $730.0 million aggregate principal add on to the January Notes Offering at a premium of 1% resulting in aggregate proceeds for the 2023 Notes of $1,437.3 million.  The 2023 Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the purchase price of the Latisys Acquisition.  The net proceeds from the March Notes Offering were used to redeem our remaining $675.0 million 8.125% Senior Secured Notes due 2020 at a price of 105.75%.

During the nine months ended March 31, 2015, we redeemed our $750.0 8.125% Senior Secured Notes and $174.4 million of our outstanding 10.125% Senior Unsecured Notes with proceeds from the New 2023 Notes and initial public offering.

On April 17, 2015, we entered into a Seventh Amendment (the “Seventh Amendment”) to our Credit Agreement (as amended through the Seventh Amendment, the “Credit Agreement”) governing our Term Loan Facility and the Revolver (collectively with the Term Loan Facility, the “Credit Facilities”). Under the Seventh Amendment, the Revolver was increased from $250.0 to $450.0, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of the Term Loan Facility, subject to repayment or refinancing thereof, and (iii) six months prior to the maturity date of our Senior Unsecured Notes, subject to repayment or refinancing thereof. The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and removed the Fixed Charge Coverage Ratio maintenance requirement and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement that will come into effect if at any time the Term Loan Facility is amended or refinanced to remove all financial maintenance covenants. The springing Senior Secured Leverage Ratio restricts our Senior Secured Leverage Ratio from exceeding 5.25:1.00.

Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, we completed a private offering of $350.0 aggregate principal amount of senior unsecured notes (the “$350.0 Senior Unsecured Notes”).    The $350.0 Senior Unsecured Notes bear interest at the rate of 6.375% per year. Interest on the $350.0 Senior Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The $350.0 Senior Unsecured Notes will mature on May 15, 2025.  The net proceeds from the $350.0 Senior Unsecured Notes were used to repay a portion of our Term Loan Facility.

Concurrently with the $350.0 Senior Unsecured Notes offering, we entered into an amendment and restatement of our Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement extended the maturity of our Term Loan Facility to 2021, aligned certain covenants with our New 2023 Notes and added additional covenant flexibility.

As of March 31, 2015, we had $157.9 million in cash and cash equivalents and a working capital surplus of $111.5 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of March 31, 2015, we had $240.8 million available under our Revolver.

Our capital expenditures increased by $109.0 million, or 41%, during the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, from $265.9 million to $374.9 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our Revolver), equity offerings, and available cash on hand.

During the nine months ended March 31, 2015, we consummated the acquisition of four entities for an aggregate purchase price of $857.5 million.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the nine months ended March 31, 2015 and 2014.

	Nine months ended March 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$402.1	$401.6
Net cash used in investing activities	$(1,232.2)	$(366.9)
Net cash provided by financing activities	$693.4	$128.1

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $0.5 million from $401.6 million to $402.1 million during the nine months ended March 31, 2015 and 2014, respectively. Net cash flows from operating activities during the nine months ended March 31, 2015 include the loss from continuing operations of $160.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $293.0 million, stock-based compensation expense of $157.8 million, foreign currency loss on intercompany loans of $41.2 million and non-cash cash interest expense of $16.3 million plus an add back for $85.8 million associated with a loss on extinguishment of debt offset by the deferred tax benefit of $20.0 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $123.6 million, less amortization of deferred revenue of $52.9 million.  Cash flow during the period was reduced by the net change in working capital components of $84.2 million.  The $84.2 million cash outflow associated with the change in working capital components was primarily driven by $176.9 million in interest payments made during the period, $12.7 million in income tax payments and $9.4 million in payments to related parties.

Net cash flows from operating activities during the nine months ended March 31, 2014 represents our net loss from continuing operations of $107.1 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $246.9 million, non-cash interest expense of $14.9 million, the deferred tax provision of $27.7 million, stock-based compensation expense of $165.1 million and loss on extinguishment of debt of $1.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $112.6 million, less amortization of deferred revenue of $40.4 million.   Cash flow during the period was reduced by the net change in working capital components of $20.7 million.

Cash Flows Used in Investing Activities

We used cash in investing activities of $1,232.2 million and $366.9 million during the nine months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015, our principal uses of cash for investing activities were $374.9 million in additions to property and equipment and $857.3 million in net cash paid for acquisitions.

During the nine months ended March 31, 2014, our principal uses of cash for investing activities were $265.9 million in additions to property and equipment and $101.0 million in net cash paid for acquisitions.

Cash Flows Provided By Financing Activities

Our net cash provided by financing activities was $693.4 million and $128.1 million during the nine months ended March 31, 2015 and 2014, respectively.

Our cash flows provided by financing activities during the nine months ended March 31, 2015 are primarily comprised of $1,437.3 million from debt proceeds, $279.7 million in equity contributions offset by $939.8 million of principal payments on debt, the related $62.6 million of early redemption fees on debt extinguished and $18.8 million in debt issuance costs.

Our net cash provided by financing activities during the nine months ended March 31, 2014 was primarily comprised of $195.0 million in debt proceeds, offset in part by $57.9 million in principal payments on long-term debt, $6.9 million in principal payments on capital leases and $1.7 million in debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of March 31, 2015, we had outstanding approximately $1,430.0 million 2023 Notes and $325.6 million Senior Unsecured Notes (collectively our “Existing Notes”), a balance of $1,977.7 million on our Term Loan Facility and $32.5 million of capital lease obligations. As of March 31, 2015, we had $240.8 million available for borrowing under our Revolver.

On April 17, 2015, we entered into a Seventh Amendment to our Credit Agreement governing our Term Loan Facility and the Revolver which increased our borrowing capacity on the Revolver from $250.0 million to $450.0 million.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Existing Notes to be $1,805.9 million as of March 31, 2015. Our 2023 Notes and Senior Unsecured Notes accrue interest at fixed rates of 6.0% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of March 31, 2015, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.235% or $4.7 million, which is limited as a result of the applicable interest rate as of March 31, 2015 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $20.0 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $9.8 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2015, our foreign activities accounted for 11% and 12% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

The risk factors disclosed in our Annual Report on Form 10-K in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on September 29, 2014.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1**

Amended and Restated Certificate of Incorporation of Zayo Group, LLC (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed with the SEC on November 4, 2014, File No. 333-199856).

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

4.5**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690).

4.6**

Indenture, dated as of May 6, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.1†**

First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S1/A filed with the SEC on October 6, 2014, File No. 333-197215).

10.2**

Stockholders Agreement, dated as of October 22, 2014, between Zayo Group Holdings, Inc., on the one hand, and each Sponsor listed on the signature pages thereto and each stockholder listed on the signature pages thereto, on the other hand, and any other Person that may become a party to such Agreement after the date and pursuant to the terms thereof (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 22, 2014, File No. 001-36690).

10.3**

Registration Rights Agreement, dated as of October 22, 2014, among Zayo Group Holdings, Inc. and those Persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 22, 2014, File No. 001-36690).

10.4**

Stock Purchase Agreement by and among Zayo Group, LLC, Latisys Chicago Holdings Corp., Latisys Holdings Corp., Latisys-Ashburn Holdings Corp. and Latisys Holdings, LLC dated January 13, 2015 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on February 11, 2015, File No. 001-36690).

10.5**

Registration Rights Agreement, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Goldman Sachs & Co., as representative of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690).

10.6**

Amendment No. 7 to Credit Agreement, dated as of April 17, 2015, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto.   (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2015, File No. 001-36690)

Exhibit No.	Description of Exhibit

10.7**

Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the term loan facility, and SunTrust Bank, as administrative agent for the revolving loan facility, whereby that certain Credit Agreement, dated as of July 2, 2012, as amended, will be amended and restated in its entirety in the form of that certain First Amended and Restated Credit Agreement, by and among Zayo Group, LLC and Zayo Capital, Inc., as borrowers, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.8**

Registration Rights Agreement, dated as of May 6, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, as representative of the several initial purchasers listed therein (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.9**

Registration Rights Agreement, dated as of March 9, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Barclays Capital Inc., as representative of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 9, 2015, File No. 001-36690).

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.
**	Previously filed and incorporated herein by reference.
†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group, LLC

Date: May 13, 2015	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 13, 2015	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer