Form 10-K
period 2015-06-30
ZAYO GROUP LLC
filed 2015-09-24
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF ZAYO GROUP HOLDINGS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

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

i

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

IRU and IRU contract—Indefeasible right of use. The exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable. IRU contracts are typically long-term in nature (20 years) and may or may not contain restrictions on the use of the fiber by the lessee.

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

On-net - Describes a location or service that is directly and fully supported by fiber.

Optronics - Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing wavelength, Ethernet, IP, SONET, and other service over fiber optic cable.

POP - Point-of-presence; a location in a building separate from colocation facilities and data centers that houses equipment used to provide telecom or Bandwidth Infrastructure services.

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zayo Group, LLC (the “Company, “we” or “us”) is a large and fast growing provider of bandwidth infrastructure in the United States and Europe. We are a wholly-owned subsidiary of Zayo Group Holdings, Inc. (“ZGH”). Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length.  We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for the ZGH stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups - employees, customers, and stockholders.

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 57% from 2014 to 2019 and that IP traffic will grow at a compound annual growth rate of 21% from 2013 to 2018. As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to provide high-bandwidth connectivity to customers whose businesses depend most on the continuous and growing demand for bandwidth. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 34 bandwidth infrastructure businesses and assets to date. Our owned, secure, and redundant fiber network and datacenters serve as the foundation for our bandwidth solutions and allow us to offer customers both physical infrastructure and cloud and connectivity services. We believe the continuously growing demand for stable and secure bandwidth from service providers, enterprises and consumers, combined with our unique and dense metro, regional, and long-haul networks, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. Our fiber networks span over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), served 320 geographic markets in the United States and Europe, and connect to approximately 18,000 buildings, including 5,000 cellular towers and 863 datacenters. We own fiber networks in over 300 metro markets, including large metro areas, such as New York, Chicago, San Francisco, Paris, and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota, and Spokane, Washington. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations.  We believe our ownership and the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. We also provide our network-neutral colocation and interconnection services utilizing our own datacenters located within major carrier hotels and other strategic buildings in 45 locations throughout the United States and France and operate more than 520,000 square feet of billable colocation space.

The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional networks have high fiber counts that enable us to provide both our physical infrastructure services (e.g., dark fiber) and our cloud and connectivity services (e.g., wavelengths and Ethernet). Our networks are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our services increases. In addition, many of our core network technologies provide capacity through which we can continue to add wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our networks provide a strong and growing competitive barrier to protect our existing revenue base. We believe our networks provide significant opportunity to organically connect to new customer locations, datacenters, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand-driven investments in property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $4.6 billion. For the period from July 1, 2012 through June 30, 2015, we also invested over $1.2 billion in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our networks. As of June 30, 2015, our total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs) was $3,785.1 million and was primarily incurred in connection with acquisitions.

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

Our management is intensely focused on creating equity value for the ZGH stockholders. Our equity value creation philosophy includes regular and rigorous financial and operational measurement, financial transparency (both internally and externally), and clear alignment of interests among employees, management, and stockholders. Our real-time measurement and reporting system serves as the foundation for our decision making and our extensive financial and operational disclosure. We also believe in fostering an entrepreneurial culture that aligns the interests of our employees, management, and stockholders.

We are a Delaware limited liability company and wholly owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation, formed in 2007.  As of June 30, 2015, we had 1,833 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015”, the fiscal year ended June 30, 2014 as “Fiscal 2014”, and the fiscal year ended June 30, 2013 as “Fiscal 2013”.

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

The Industry Today

The acceleration in the development of bandwidth-intensive devices and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure service providers support applications such as high definition television broadcasting and video; online streaming video; cloud applications replacing in-house enterprise software platforms; and explosive mobile data consumption (Cisco found that, in 2013, global mobile data traffic grew 81% and was nearly 18 times the size of the entire global Internet in 2000). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape, and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation amongst the bandwidth infrastructure services providers, validating a core tenet of the Company’s founding investment thesis. This has been most pronounced amongst fiber providers in the U.S., with over 60 transactions within the past 10 years (approximately half of which have been consummated by us), and to a lesser degree in Europe.

Industry Participants

We view the participants in today’s communications industry in two distinct categories:

•

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

o

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

o

Datacenter Providers:    Owners of datacenter facilities that include raised floor, power and cooling infrastructure. These facilities house and support networking and computing equipment for carrier networks, enterprise cloud platforms, content distribution networks, and other mission-critical applications.

o	Cellular Tower Providers: Owners of cellular towers, the physical infrastructure upon which antennas and associated equipment are co-located for the wireless carrier industry.
•

Users of Infrastructure.    Users of infrastructure may purchase infrastructure services either to provide value-added services to their customers or for their own private network requirements. We further categorize these users of infrastructure as follows:

o

Communications Service Providers.    Communication service providers, such as wireless service providers, ILECs, CLECs, and ISPs, are companies that use infrastructure to package, market, and sell value-added communications services such as voice, Internet, data, video, wireless, and hosting solutions.

o

End Users.    End users are public sector entities and private enterprises that purchase infrastructure services for their own internal networks. Note that end users may also address their needs by purchasing value-added services from communications service providers.

The Market Opportunity

The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics, and cloud computing will continue to drive substantial consumer and business demand for bandwidth. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 57% from 2014 to 2019 and that IP traffic will grow at a compound annual growth rate of 21% from 2013 to 2018. Additionally, according to Gartner, “4.9 billion connected things will be in use in 2015, up 30 percent from 2014, and will reach 25 billion by 2020. The Internet of Things (IoT) has become a powerful force for business transformation, and its disruptive impact will be felt across all industries and all areas of society.” (Gartner Press Release, “Gartner Says 4.9 Billion Connected ‘Things’ Will Be in Use in 2015,” November 11, 2014, http://www.gartner.com/newsroom/idl2905717).

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

Similarly, end users such as private enterprises (e.g., media/content providers, financial institutions, and hospital systems) and public sector entities (e.g., governmental agencies and school districts) have experienced significant growth and change in the role that bandwidth plays within their organizations. As these needs continue to grow in both volume and criticality, end users will increasingly choose to directly procure bandwidth infrastructure services in order to gain more security, control and scale in their internal network operations. An example of this disintermediation is the trend of large school districts, adapting to e-education requirements, directly purchasing dark fiber as a replacement to more value-added solutions. We believe that, as these dynamics play out across all industries, the number of end users directly seeking bandwidth infrastructure services will continue to expand.

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

Our Fiber Networks

Our fiber network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international fiber links that connect our metro networks. Our network represents a collection of assets that we believe is difficult to replicate. Our fiber networks span over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), serve approximately 320 geographic markets in the United States and Europe, and connect approximately 18,000 buildings, including approximately 5,000 cellular towers and 863 datacenters. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between critical customer locations. We believe the expansiveness and density of our fiber network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional or long-haul bandwidth infrastructure service providers. Our fiber networks also have the following key attributes:

•

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

•

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

Metro Fiber Networks.    We use our metro fiber networks to provide bandwidth infrastructure services within the metro markets that we serve. Our metro networks are most commonly used in the following two scenarios. First, to provide service between on-net buildings that are located in the same geographic market. Second, to connect our on-net buildings within a metro market to another metro market via our regional and/or long-haul networks. We continue to expand our metro fiber networks within the metro geography and into the surrounding suburban areas as we extend to additional buildings to meet new demand on a success basis. Success-based expansion means that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on required capital. In many of our metro markets, we have high count fiber cables (sometimes as many as 864 fibers per cable) and in some cases multiple spare conduits on our metro fiber routes. On individual segments where our fiber capacity becomes highly utilized, we seek to augment that capacity also on a success basis.

Regional and Long-haul Fiber Networks.    We use our regional fiber networks to provide bandwidth infrastructure services between the metro markets that we serve. Our regional and long-haul networks are most commonly used in the following three scenarios. First, to provide service between on-net buildings that are located in different large markets (for example, Chicago and New York). Second, to connect our on-net buildings in small and mid-sized markets back to major datacenters, wireless switching centers, and carrier hotels in larger markets (for example, between Lima, Ohio and Cleveland, Ohio). Third, occasionally our networks provide service between on-net buildings in two different small or mid-sized markets located on various parts of our regional networks (for example, between Sioux Falls, South Dakota and Alexandria, Minnesota). We seek to continue to add new segments and markets to our regional and long-haul networks on a success basis, supported by a customer contract. We have deployed current generation DWDM technologies across the majority of our regional and long-haul networks, allowing a current maximum scaling to four Terabytes (i.e. 4,000G) of bandwidth and the ability to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional and long-haul networks accordingly.

Fiber-to-the-Tower Networks.    We operate fiber-to-the-tower networks across our fiber network footprint. We connect to approximately 5,000 cellular towers and have contracts with multiple national wireless carriers to build out to approximately 2,500 additional towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved speed, scale, performance and service levels relative to legacy copper and microwave networks. Our FTT networks are scalable, which means that we can quickly and easily increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber networks (either metro or regional), which affords us the ability to offer ring-protected mobile infrastructure services. We are increasingly providing dark fiber services on our FTT networks.

Through these fiber networks, we provide service to over approximately 18,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro, and FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•

Datacenters, Carrier Hotels and Central Offices.    These buildings house multiple consumers of bandwidth infrastructure services, serving as telecommunications and content exchange points. Our fiber networks generally connect the most important of these buildings in the markets where we operate. We have over 1,400 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations.    Generally these are other telecom, media or Internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have over 2,000 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. We have approximately 5,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,500. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants.

•

Enterprise Buildings.    Our network extends to over 10,700 enterprise buildings. This grouping contains a mix of single tenant and multi-tenant enterprise buildings and includes hospitals, corporate datacenters, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Our zColo Datacenters

Many of our zColo datacenter facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N. Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; and 2001 6th Street in Seattle. zColo also has the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Ashburn, Austin, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Denver, Las Vegas, Los Angeles, Memphis, Miami, Nashville, Phoenix, Pittsburgh, Minneapolis, Washington, D.C. and nine additional locations in France. All of our facilities are network-neutral, and have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total more than 520,000 square feet of billable colocation space.

Underlying Rights

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

Our Segments and Services

We provide two major types of products and services, which form the basis for two of our three operating segments: Physical Infrastructure and Cloud and Connectivity.  Our Other segment includes Zayo Professional Services (“ZPS”), our professional services business that provides network and technical resources to our customers.  Across our segments, we operate individual Strategic Product Groups. Each Strategic Product Group has financial accountability and decision-making authority, which promotes agility in the fast-moving markets we serve. Financial information for each of our operating segments and our domestic and foreign operations is contained in Note 16 - Segment Reporting to our consolidated financial statements.

•

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

o

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

o

Zayo Mobile Infrastructure (“MIG”).    Our MIG Strategic Product Group provides two key services: FTT and small cell infrastructure. MIG customers are wireless carriers. Our FTT product consists of fiber-based backhaul from cellular towers to mobile switching centers. This service is generally provided via an Ethernet (in speeds of 50 Mb and above) or dark fiber service, and is used by wireless service providers to enable 3G and 4G mobile voice and data services to their customers. As of June 30, 2015, we had approximately 5,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,500. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants. MIG’s small cell infrastructure services provide two separate sub-services. The first sub-service is neutral space and power at a small cell location (example: a light pole), similar to a tower provider. Wireless services providers purchase this service to have a physical location on which to mount their small cell antennas. The second sub-service is dark fiber backhaul from the antenna location to a mobile switching center or interim aggregation point (often a tower). Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber or bandwidth consumed and the number of locations served.

o

Zayo Colocation (“zColo”).    Through our zColo Strategic Product Group, we provide network-neutral colocation and interconnection services in 45 datacenter facilities across 37 markets throughout the United States and France. zColo manages more than 520,000 square feet of billable colocation space within these facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to multiple network providers. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is supported by battery and generator back-up sources. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver bandwidth between separate networks using fiber, Ethernet, and SONET services. We believe our interconnection offering is differentiated by our inter-building dark fiber infrastructure, allowing connectivity between and among multiple suites in major U.S. datacenters, and our Metro Interconnect product, which allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer datacenter customers outsourced technical resources through our “remote hands” product. Customers can vary by facility and include: domestic and foreign carriers, ISPs, cloud services providers, on-line gaming companies, content providers, media companies and other data-centric enterprises. Services are typically provided for terms between one and five years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York, which is one of the most critical carrier hotels in the world.

•

Cloud and Connectivity.    Our Cloud and Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our cloud and connectivity services include wavelength, Ethernet, IP, SONET and cloud services. We target customers who require a minimum of 10G of bandwidth across their networks. Strategic Product Groups within the Cloud and Connectivity segment include:

o

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

o

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

o

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

o

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

o

Zayo Cloud Services.    Zayo Cloud Services combines private cloud, public cloud and managed services in order to provide its customers infrastructure as a service (IaaS) which enables on-demand scaling and virtual computing in hybrid environments.

•

Other.    Our Other segment is primarily comprised of ZPS. Through our professional services ZPS Strategic Product Group, we provide network and technical resources to customers who wish to leverage our expertise in designing, acquiring, and maintaining networks.  Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

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

Our Sales and Marketing Organization

Our business primarily engages in direct sales through our sales organization, consisting of 134 sales representatives as of June 30, 2015. Each of these sales representatives is part of an enterprise or carrier focused sales team led by a sales director whose team is responsible for meeting a quarterly bookings quota. The sales organization sells services across all our Strategic Product Groups. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The sales organization is organized into direct sales channels that generally align around both region and customer. Each of these channels maintains dedicated sales and solutions engineering support resources. There are four direct sales channels in the United States who are geographically focused supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, internet content, media and financial sectors.  Within those channels there are dedicated teams focused on our national wireline and wireless customers across all geographies.   Within Europe, there are direct outside sales channels focused on similar European-based customers.

In addition to the direct channels discussed above, an indirect sales channel manages our channel partner program with various high value telecom sales agents. Finally, we have developed a group of sales overlay teams to focus on leveraging our infrastructure assets for the benefit of specific industry verticals and geographies.

Our direct sales force is compensated through a unique system relative to typical industry practices. Sales staff are compensated through salary and incentive compensation, which is comprised of cash and equity.  Incentive compensation is achieved based upon the net present value (“NPV”) of the contracted services sold, the incremental revenue related to contracted services sold and the effective management of churn related to the accounts they manage. We believe that this compensation system best aligns the interests of our salespeople, management and the ZGH stockholders. It also is an example of the financial philosophy and culture that we have developed since our inception.

Separate from the sales groups, we have a corporate marketing group that is responsible for our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management teams that are organized into the Strategic Product Groups.

Our Customers

Our customers generally have a significant and growing need for the bandwidth infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology entities. Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during the year ended June 30, 2015, and total revenues from our top ten customers accounted for approximately 27% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital, and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual services with us, each of which has its own service detail and term.

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

•

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

•

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

•

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

•

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

•

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

•

Intelligently Expand Through Acquisitions.    We have made 34 acquisitions to date for an aggregate purchase price, net of cash, of $4.6 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity to create value through the realization of cost synergies.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets we serve:

•

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional, and long-haul fiber assets would be difficult given the significant capital, time, permitting, and expertise required. Our fiber spans over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), served 320 geographic markets in the United States and Europe, and connect to approximately 18,000 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions, which we believe provides us with a sustainable competitive advantage in these markets, and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe that the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower, and dark fiber customers, choose our services due to the quality and reach of our network, and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 45 datacenter facilities, which are located in eight of the most important carrier hotels in the U.S. and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2012 through June 30, 2015, exclusive of acquisitions and stimulus grant reimbursements, we have invested approximately $1.2 billion of capital in our networks, including expansion and maintenance expenditures.

•

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption combined with our focused execution have allowed us to achieve this consistent growth. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to twenty years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our services can be high, particularly for the services within our Physical Infrastructure segment, given the criticality of our services and the potential cost and disruption. We believe that increasing bandwidth needs combined with the mission-critical nature of our services provided under multi-year contracts create strong revenue growth, visibility, and durability, which support our decision-making abilities and financial stability. We believe that our industry’s high barriers to entry, our economies of scale and scope and customer switching costs contribute to our strong financial performance.

•

Customer Service and Ability to Innovate for Our Customers.    Our sales and product professionals work closely with potential and existing customers to design tailored high-bandwidth connectivity solutions across our Strategic Product Groups to meet specific, varying, and evolving customer needs. We are focused on delivering high-quality, reliable service to our customers. We achieve this by leveraging our contiguous network to expand with our customers as they seek to build scale, coverage, and/or performance. Additionally, our focus on serving the largest and most sophisticated users of bandwidth keeps our sales, engineering, and service organizations attuned to the latest technologies, architectures, and solutions that our customers may seek to implement. We believe our willingness to innovate for our customers and our dedication to customer service help establish our position as an important infrastructure supplier and allow us to attract new customers and businesses, sell an increasing amount of services to our existing customers, and reduce customer turnover.

•

Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to serve the largest users of bandwidth, we have completed and integrated 34 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our Strategic Product Groups. Our entire network, sales and churn activity, installation pipeline, NPV commission plans, and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial, and operational perspective.

•

Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans use an NPV-based approach with the goal of encouraging the proper behavior within our sales force, and our Strategic Product Groups are held to group level equity internal rate of return (“IRR”) targets set by management. To align individual behaviors with ZGH stockholder objectives, equity compensation is used throughout the Company, and our compensation plans include a larger equity component than we believe is standard in our industry.  In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance stockholder returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers, and ZGH stockholders. Finally, our owners’ manual, mission, and investor transparency all serve to enhance cultural alignment across the Company and ZGH stockholders.

•

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

Our Competition

Physical Infrastructure Services

Given the requirement to own the underlying bandwidth infrastructure assets (e.g., fiber networks and datacenter facilities) in order to provide physical infrastructure services, the competitive environment tends to be less intensive for these products and the barriers to entry high. The degree of competition and parties in competition vary by physical infrastructure sub-service and by individual market and fiber route. The competitive situation by service is described as follows:

Dark Fiber.    Competition in dark fiber services tends to be less intense than for lit bandwidth infrastructure services primarily because a provider must predominantly own and operate a high count fiber network covering a substantial portion of the geographical demand in order to compete for a customer’s business. The uniqueness, density and depth (i.e., high fiber count) of our metro, regional, and long-haul fiber networks is therefore a key differentiating factor. In addition, given that providing dark fiber services often includes some degree of network expansion, dark fiber providers must also have internal project management expertise and access to capital to execute on the expansion aspect of the business. Due to the custom nature of most dark fiber opportunities, many larger lit bandwidth infrastructure providers do not actively market dark fiber as a product, even if they own fiber networks in the desired geographies. As a result, competition is often more limited in the dark fiber services market and highly dependent on the local (even sub-market) supply and demand environment. Given this dynamic and the generally longer contractual term of dark fiber services, dark fiber pricing tends to be more inflationary in nature.

Specific dark fiber competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have sufficient fiber in place in the desired area or route. These competitors tend to fall into two categories: first, privately owned regional bandwidth infrastructure providers with a similar degree of focus (e.g., Lightower and Sunesys) and second, single market dark fiber providers with market and fiber construction expertise (e.g., DQE Communications and Edison Carrier Solutions).

Mobile Infrastructure.    Competition in mobile infrastructure services tends to mirror dark fiber services because of the need to own and operate an expansive and deep metro fiber network in order to compete. Given the frequent need to expand upon an existing fiber footprint in order to access additional cell towers and small cell locations, project management expertise and access to capital is also a key competitive factor. One additional criterion is that wireless carriers prefer to work with a more finite group of mobile infrastructure providers on either a metro or regional geographic basis. As a result, the competitive group tends to match that of dark fiber services, with the addition of two competitive groups. First, local cable providers and ILECs who will often break from their retail and small enterprise core focus to compete for FTT business, often as a result of legacy copper or coaxial-based services provided to these towers. Second, microwave backhaul providers who focus on more remote or rural towers that have lesser bandwidth needs that they can serve with less capital-intensive (and less bandwidth-capable) microwave solutions at a lower total cost. Examples of these additional mobile infrastructure competitors are Comcast, Time Warner Cable, CenturyLink, PEG Bandwidth, Conterra and TTMI.

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

Cloud and Connectivity

We believe that some of the key factors that influence our customers’ selection of us as their cloud and connectivity services provider are our ability to provide an on-net service that utilizes our fiber network on an end-to-end basis, the ability to more quickly implement a complex custom solution to meet customers’ needs, the price of the service provided, and the ongoing customer service provided.

Generally, price competition varies depending on the size and location of the market. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber in place. Typically, these competitors are large, well-capitalized ILECs, such as AT&T Inc., CenturyLink, Inc., and Verizon Communications Inc., or are publicly traded communications service providers that provide bandwidth infrastructure, such as Level 3 Communications, Inc. or Cogent Communications. In certain geographies, privately-held companies such as Lightower and Southern Light, can also offer comparable fiber-based solutions.  On occasion, the price for high-bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue where our competitors have comparable existing fiber networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital.

Other

We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through equity contributions, debt issuances and cash provided by operating activities.

Regulatory Matters

Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”), state Public Utilities Commissions (“PUCs”), European telecommunications regulators such as Ofcom and ARCEP and other foreign regulators, all of which we have obtained and maintain in the normal course of our business. The FCC, State PUCs and foreign regulators generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal, state and foreign laws and regulations, and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate services that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC, State PUCs, and foreign regulators documenting interstate, intrastate and foreign revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.

In addition, our business is subject to various other regulations at the federal, state, local and international levels. These regulations affect the way we can conduct our business and our costs of doing so. However, we believe, based on our examination of such existing and potential new regulations being considered in ongoing FCC, State PUC and European and other foreign telecommunications proceedings, that such regulations will not have a significant impact on us.

Website Access and Important Investor Information

We file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read or copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our website address is www.zayo.com, and we routinely post important investor information in the “Investors” section of our website at www.investors.zayo.com. The information contained on, or that may be accessed through, our website is not part of this Annual Report on Form 10-K (the “Annual Report”). You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investors” section of our website under the heading “SEC Filings”. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the SEC.

We have adopted a written code of ethics applicable to our directors, officers and employees, including our principal executive officer and principal financial and accounting officers (or persons performing similar functions), in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of ethics applicable to our executive officers and directors, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of ethics is available in the “Corporate Governance” section of our website at http://www.zayo.com/investors.

Special Note Regarding Forward-Looking Statements

Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including but not limited to those described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this Annual Report. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected.

Risks Related to our Business

We have consistently generated net losses since our inception and such losses may continue in the future.

We have consistently generated net losses since our inception and such losses may continue in the future. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2015, we had depreciation and amortization expense of $406.2 million, stock-based compensation expense of $200.7 million, and interest expense of $214.0 million. At June 30, 2015, we had $3,785.1 million of total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs). We cannot assure you that we will generate net income in the future.

Since our inception, we have used more cash than we have generated from operations, and we may continue to do so.

Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. Our investing activities have consisted principally of the acquisition of businesses as well as material additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions and equity and debt issuances.

We intend to continue to invest in expanding our fiber network and our business and pursuing acquisitions that we believe provide an attractive return on our capital. These investments may continue to exceed the amount of cash flow available from operations after debt service requirements. To the extent that our investments exceed our cash flow from operations, we plan to rely on potential future debt or equity issuances, which could increase interest expense or dilute the interest of ZGH stockholders, as well as cash on hand and borrowings under our revolving credit facility. We cannot assure you, however, that we will be able to obtain or continue to have access to sufficient capital on reasonable terms, or at all, to successfully grow our business.

We are highly dependent on our management team and other key employees, many of whom own equity that was previously illiquid but became liquid as a result of the ZGH IPO.

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of the executive management team except for Mr. Caruso is bound by an employment agreement with us. If we lost members of our management team or other key employees, it would likely have a material adverse effect on our business. As announced on December 26, 2014, Dan Caruso, Chief Executive Officer and Chairman of the Board of Directors of the Company is undergoing treatment for prostate cancer. Mr. Caruso was diagnosed with and treated for prostate cancer in 2013 and recent tests have revealed that trace amounts of the cancer remain. Mr. Caruso is continuing to fulfill his responsibilities as the Company’s CEO and Chairman on a full-time basis with no interruption. At this time, no organizational changes related to Mr. Caruso’s cancer treatment are planned or anticipated.

All of our officers and many of our key management and employees have had a significant portion of their compensation paid in equity. The liquidity provided by ZGH’s IPO and subsequent equity offerings in many cases represents material wealth of our officers and key management employees that may impact retention and focus of existing key employees.

Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations, and cash flows.

Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during Fiscal 2015, and total revenues from our top ten customers accounted for approximately 27% of our revenue during Fiscal 2015. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

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

We have grown rapidly and intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large or in new geographic areas where we do not currently operate. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. Businesses and assets that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.  As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

We have previously engaged in and may continue to engage in large acquisitions, such as the AboveNet and Latisys acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.  In addition, some recently acquired companies have had Adjusted EBITDA margins that were lower than ours, which had a negative impact on our incremental margins.  Future acquisitions may have a similar effect.

We may incur additional debt or issue additional equity to assist in the funding of these potential transactions, which may increase our leverage and/or dilute the interest of ZGH stockholders. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

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

Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue. In Fiscal 2015, lost revenue from failure to meet service level guarantees was approximately $0.9 million. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements.

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

Problems within our network or our datacenters, whether within our control or the control of our landlords or other third-party providers, could result in service interruptions or equipment damage. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates or network density within our existing facilities.  Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. In the past, we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. Given the service level agreement obligations we typically have in our customer contracts, such disruptions could result in customer credits; however, we cannot assume that our customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

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

As of June 30, 2015, our total debt (including capital lease obligations and before any unamortized discounts, premiums or debt issuance costs) was $3,785.1 million, primarily consisting of our $1,430.0 million of 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), $325.6 million of 10.125% senior unsecured notes due 2020 (the “2020 Secured Notes”) and $350.0 million of 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”, collectively with the 2023 Unsecured Notes and the 2020 Secured Notes, the “Notes”), $1,646.8 million senior secured term loan facility (the “Term Loan Facility”) and $32.7 million in capital lease obligations. In addition, we have a $450.0 million senior secured revolving credit facility (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facilities”), of which $440.8 million was available at June 30, 2015, subject to certain conditions. Subject to the limitations set forth in the indentures (the “Indentures”) governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.  Our level of debt could have important consequences, including the following:

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2015 was $191.2 million, and represented 32% of our cash flows from operating activities. Excluding our aggregate redemptions of $924.4 million of notes in December 2014 and March 2015 and Term Loan Facility repayment of $344.5 million in May 2015, we also made cash payments related to principal payments on our debt obligations (including capital leases) during the year ended June 30, 2015 of $23.1 million, which are reflected in our cash flows from financing activities, and represented 4% of our cash flows from operating activities during the period.

We may not be able to generate enough cash flow to meet our debt obligations.

Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business, regulatory, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as economic and financial conditions in our industry and the U.S. or the global economy, or competitive initiatives of our competitors, are beyond our control.

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

If we are unable to meet our debt service obligations, it would be in default under the terms of the Indentures and the Credit Agreement, permitting acceleration of the amounts due on the Notes and under the Credit Agreement and eliminating our ability to draw on the Revolver. If the amounts outstanding under the Credit Facilities, the Notes, or other future indebtedness were to be accelerated, we could be forced to file for bankruptcy.

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

As a result of these covenants, we are limited in the manner in which we may conduct our business, and as a result we may be unable to engage in favorable business activities or finance future operations or capital needs. The ability to comply with some of the covenants and restrictions contained in the Credit Agreement and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios, or tests in the Credit Agreement, the Indentures, or any future indebtedness could result in an event of default under the Credit Facilities, the Indentures or our future indebtedness, which if not cured could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the Credit Facilities require us to comply with specified financial ratios, including ratios regarding total leverage and secured leverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

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

At June 30, 2015, we had approximately $1,115.0 million of federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We have created and implemented a program for compliance with anti-bribery laws. Because our anti-bribery internal control policies and procedures have been recently implemented, we may have increased exposure to reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

Our international operations expose us to currency risk.

We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the Euro in recent periods.  Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

We may be vulnerable to security breaches that could disrupt our operations and adversely affect our business and operations.

Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and operational results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect our business.

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

Some of these competitors have greater financial, managerial, sales and marketing, and research and development resources than we do and are able to promote their brands with significantly larger budgets. Most of them are also our customers. If ILECs and cable television companies focus on providing bandwidth infrastructure, it could have a material adverse effect on us. A few of these competitors also have significant fiber assets that they principally employ in the provision of their communications services. If any of these competitors with greater resources and/or significant fiber assets chose to focus those resources on bandwidth infrastructure, our ability to compete in the bandwidth infrastructure industry could be negatively impacted. To the extent that communication service providers, cable television companies, and other media companies choose to distribute their content over their own networks that could reduce demand for our services. Additionally, significant new entrants into the bandwidth services industry would increase supply, which could cause prices for our services to decline.

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

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Electroniques et des Postes (“ARCEP”).  In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.

We may be liable for the material that content providers distribute over our network.

Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is limited both by changing technology and evolving legal principles.  As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks.  Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography.  If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our operating results and financial condition could be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2015, we own or lease approximately 85,500 fiber route miles or 6,700,000 fiber miles. We provide colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 45 locations throughout the United States and France. We generally do not own the buildings where we provide our colocation and interconnection services; however, the zColo group managed approximately 520,000 square feet of billable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.

We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters located at 1805 29th Street, Suite 2050, Boulder, Colorado is approximately 30,000 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet. Each of our business units utilize these facilities.  The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Our Common Stock

We are a wholly-owned subsidiary of Zayo Group, Holdings, Inc., a public company listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”.  There is no public or private trading market for the equity of Zayo Group, LLC.

Dividend Policy

We have never declared or paid any cash dividends to our preferred equity holders and no cash dividends are contemplated on our preferred units in the foreseeable future. In addition, our Credit Agreement and the Indentures governing our Notes contain restrictions on our ability to pay dividends or make other distributions with respect to any equity interests.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for Zayo Group, LLC for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group, LLC as of and for the years ended June 30, 2015, 2014, 2013, 2012 and 2011 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.  These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2015	2014	2013	2012	2011

Consolidated Statements of Operations Data (in millions):
Revenue	$1,347.1	$1,129.7	$1,011.0	$382.0	$287.2
Operating costs and expenses	1,177.8	1,066.1	895.3	305.5	246.1
Operating income	169.3	63.6	115.7	76.5	41.1
Other expenses, net	(333.1)	(200.4)	(279.4)	(52.8)	(33.5)
Earnings/(loss) before income taxes	(163.8)	(136.8)	(163.7)	23.7	7.6
Provision/(benefit) before income taxes	(8.7)	40.3	(21.8)	29.5	12.5
Net loss	$(155.1)	$(177.1)	$(141.9)	$(5.8)	$(4.9)
Consolidated Balance Sheet Data (at period end) (in millions):
Cash and cash equivalents	$308.0	$297.4	$91.3	$150.7	$25.4
Property and equipment, net	3,299.2	2,822.4	2,437.7	754.7	518.5
Total assets	6,094.0	4,980.9	4,152.1	1,354.8	778.9
Long-term debt and capital lease obligations, including current portion	3,701.4	3,178.9	2,744.8	684.3	354.2
Total member's equity	1,194.1	401.3	558.8	365.9	228.3

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in this Annual Report on Form 10-K (this “Annual Report”), and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or  discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 7.

Overview

Introduction

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of June 30, 2015, we had $6.0 billion in revenue under contract with a weighted average remaining contract term of approximately 46 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for ZGH stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation (“ZGH”), which prior to October 16, 2014, was wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”)

On October 22, 2014, ZGH completed an initial public offering (“IPO”) of shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. We are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015,” the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2013 as “Fiscal 2013.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of June 30, 2015, we have three reportable segments as described below:

o

Physical Infrastructure. Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power our computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in our Physical Infrastructure segment generally tend to range from three to twenty years.

o

Cloud and Connectivity. Our Cloud and Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and our customers pay for access based on the amount and type of bandwidth they purchase. Our services within this segment include wavelength, Ethernet, IP, SONET, and cloud services with capacity ranging from 1.54Mb to 100G. We target customers who require a minimum of 10G of bandwidth across their networks. Cloud and Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

o

Other. The Other segment is comprised primarily of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 34 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5 million, net of cash acquired. The Latisys acquisition was funded with the proceeds of our January Notes Offering (as defined below).

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

Neo Telecoms (“Neo”)

On July 1, 2014, we acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company, for purchase consideration of €54.1 million ($73.9 million, net of cash acquired, based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our Credit Agreement (as defined below). The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France were integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are included in our operating results beginning July 1, 2014.

Geo Networks Limited (“Geo”)

On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174.3 million ($292.3 million), net of cash acquired, was paid with a combination of cash on hand and available funds drawn on our Revolver (as defined below).

Geo owns and operates a high capacity fiber network in the United Kingdom, providing dark fiber and colocation services to a variety of high-bandwidth sectors including media companies, service providers, financial services, datacenters, and gaming organizations. The acquisition added over 2,100 route miles to our European network and additional connectivity to 587 on-net buildings.

The results of the acquired Geo business are included in our operating results beginning May 16, 2014.

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and include assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2015.

Acquisition	Date	Acquisition Cost
		(in millions)
Memphis Networx	July 31, 2007	$9.2
PPL Telecom	August 24,2007	46.3
Indiana Fiber Works	September 28, 2007	22.6
Onvoy	November 7, 2007	70.0
Voicepipe	November 7, 2007	2.8
Citynet Fiber Networks	February 15, 2008	99.2
Northwest Telephone	May 30, 2008	5.2
CenturyTel Tri-State Markets	July 22, 2008	2.7
Columbia Fiber Solutions	September 30, 2008	12.1
CityNet Holdings Assets	September 30, 2008	3.4
Adesta Assets	September 30, 2008	6.4
Northwest Telephone California	May 26, 2009	0.0
FiberNet	September 9, 2009	96.6
AGL Networks	July 1, 2010	73.7
Dolphini Assets	September 20, 2010	0.2
American Fiber Systems	October 1, 2010	114.1
360networks	December 1, 2011	317.9
MarquisNet	December 31, 2011	13.6
Arialink	May 1 2012	17.1
AboveNet	July 2, 2012	2,210.0
FiberGate	August 31, 2012	118.3
USCarrier	October 1, 2012	16.1
FTS	December 14, 2012	109.7
Litecast	December 31, 2012	22.2
Core NAP	May 31, 2013	7.1
Corelink	August 1, 2013	1.9
Access	October 1, 2013	40.1
FiberLink	October 2, 2013	43.1
CoreXchange	March 4, 2014	17.2
Geo	May 16, 2014	292.3
Neo	July 1, 2014	73.9
Colo Facilities Atlanta	July 1, 2014	51.9
IdeaTek Systems	January 1, 2015	52.7
Latisys	February 23, 2015	677.5
Less portion allocated to the discontinued operations of Onvoy, LLC		(62.3)
Total		$4,584.8

We completed each of the acquisitions described above, with the exception of Voicepipe and Corelink, with cash raised through combinations of equity issuances and the incurrence of debt. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units, and we acquired Corelink with a combination of cash and CII preferred units.

Substantial Indebtedness

On July 2, 2012, we and our direct wholly-owned subsidiary Zayo Capital,  Inc. (“Zayo Capital”) issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “2020 Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”, and together with the 2020 Secured Notes, the “2020 Notes”). On July 2, 2012, we also entered into a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $1,620.0 million senior secured term loan facility (the “Term Loan Facility”), which are governed by a Credit Agreement(the “Credit Agreement”) that has been subsequently amended. A portion of the net proceeds from the 2020 Notes and the Term Loan Facility, together with cash on hand and equity contributions, were used to extinguish our prior term loan facility and revolver, to finance the cash tender offer for and subsequent redemption of our prior senior secured notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.2 million associated with writing-off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, we and Zayo Capital entered into a second amendment (the “Second Amendment”) to the Credit Agreement governing the Term Loan Facility and Revolver. Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0% (subject to a 5.25% floor), which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

On February 27, 2013, we and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (subject to a 4.5% floor). The amended terms represent a downward adjustment of 50 basis points on the spread and a further 25 basis point reduction minimum floor. Under the terms of the Fourth Amendment, the Revolver bore interest at LIBOR plus 3.00%, based on our current leverage ratio, which represented a 50 basis point reduction. The Fourth Amendment also amended certain terms and provisions of the Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

In connection with the aforementioned amendments, we incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to the syndicate of creditors in the Term Loan Facility. Prior to the consummation of the amendments, we requested the consent of all creditors holding balances in the Term Loan Facility to the amended terms. $15.3 million and $15.0 million of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, were accounted for as additional debt issuance costs for the modified obligations during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $0.9 million and $1.1 million associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments, such that the full amount of the Term Loan Facility’s commitments were replaced in both the Second and Fourth Amendments.

In connection with the Second and Fourth Amendments, we recognized an expense of $12.2 million during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.

On November 26, 2013, we and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 million to $1,749.8 million and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on our then current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, we did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, we recognized an expense during the second quarter of Fiscal 2014 of $1.9 million associated with debt extinguishment costs, including cash expense of $1.0 million related to third party costs and non-cash expense of $0.9 million associated with the write-off of our unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. We also incurred an additional $1.5 million in debt issuance costs in the second quarter of Fiscal 2014.

On May 16, 2014, we and Zayo Capital entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Per the terms of the Sixth Amendment, our Term Loan Facility was increased by $275.0 million to $2,015.9 million and bears interest at the existing rate of LIBOR plus 3.0 percent with a minimum LIBOR rate of 1.0 percent. The $275.0 million add-on was priced at 99.5 percent. No other terms of the Credit Agreement were amended. In connection with the Sixth Amendment, we incurred an additional $3.2 million in debt issuance costs and $1.4 million was recorded as a discount.

On December 15, 2014, we redeemed $75.0 million of its outstanding 2020 Secured Notes at a price of 108.125% of the principal amount and $174.4 million of its outstanding 2020 Unsecured Notes at a price of 110.125% (collectively, the “December Notes Redemption”). As part of the December Notes Redemption, we recorded an early redemption call premium of $23.8 million which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On January 23, 2015, we and Zayo Capital (together, the “Issuers”) completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offering is being accreted against interest expense over the term of the 2023 Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem our remaining $675.0 million 2020 Secured Notes (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On April 17, 2015, we entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. Per the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of our Term Loan Facility, subject to repayment or amendment thereof, and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, we and Zayo Capital issued $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of our Term Loan Facility. As a result of that repayment, we recorded a loss on extinguishment of debt of $8.4 million.

On May 6, 2015, we entered into an Amendment and Restatement Agreement whereby the Credit Agreement was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of all of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the Fixed Charge Coverage Ratio covenant and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral.

Interest rates on the Term Loan Facility and Revolver as of June 30, 2015 were 3.75% and 3.0%, respectively.

As of June 30, 2015, no amounts were outstanding under the Revolver.

Substantial Capital Expenditures

During Fiscal 2015, 2014, and 2013, we invested, net of stimulus grant reimbursements, $530.4 million, $360.8 million, and $332.6 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the United States Dollar (“USD”) – principally the Great British Pound (“GBP”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

Operating Costs and Expenses

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

Prior to ZGH’s IPO, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards, CII preferred unit awards and restricted stock unit awards made under our new equity compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for an estimate of forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees. Following ZGH’s IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize.

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

Results of Operations

Refer to “Item 6.  Selected Financial Data” for additional financial information for the indicated periods.

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenue

	Year ended June 30
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$662.4	$495.4	$167.0	34%
Cloud and Connectivity	661.5	606.2	55.3	9%
Other	23.2	28.1	(4.9)	(17%)
Consolidated	$1,347.1	$1,129.7	$217.4	19%

Our total revenue increased by $217.4 million, or 19%, to $1,347.1 million for the year ended June 30, 2015, from $1,129.7 million for the year ended June 30, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings decreased period-over-period from $21.8 million to $24.8 million in combined MRR and MAR. The total contract value associated with bookings for the year ended June 30, 2015 was approximately $1,849.9 million.

•	During the year ended June 30, 2015, the Company recognized net installs of $7.2 million as compared to $5.2 million during the year ended June 30, 2014.
•	Monthly churn percentage between the two periods decreased to 1.3% from 1.4%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 12%.

The average exchange rate between the USD and GBP strengthened by 3.2% during the year ended June 30, 2015.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the year ended June 30, 2015 and June 30, 2014 by an additional $2.2 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $167.0 million, or 34%, to $662.4 million from $495.4 million, for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Dark Fiber is the largest Strategic Product Group within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the year ended June 30, 2015 were $11.5 million (with a total contract value of approximately $1,426.0 million), an increase from the $0.9 million in bookings for the same period in the prior year. Gross installs were $9.7 million for Fiscal 2015, compared to $8.1 million for Fiscal 2014. The monthly churn percentage was consistent between the two periods at 0.8%, resulting in total churn processed of $5.0 million compared to $3.9 million in the same period in the prior year.

Cloud and Connectivity.   Revenue from our Cloud and Connectivity segment increased by $55.3 million, or 9%, to $661.5 million from $606.2 million for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

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

Bookings of MRR and MAR increased from $11.1 million to $12.7 million between the two comparative periods, with a total contract value of approximately $405.0 million for the year ended June 30, 2015. Gross installs were $12.7 million for the year ended June 30, 2015, compared to $11.5 million in the prior year. The monthly churn percentage decreased from 1.7% to 1.6%, resulting in total churn processed of $9.9 million compared to $10.2 million in the same period in the prior year.

Other.   Revenue from our Other segment decreased by $4.9 million, or 17%, to $23.2 million from $28.1 million, for the years ended June 30, 2015 and 2014, respectively. The decrease was the result of the non-recurring nature of revenue related to the Other segment, which had slightly lower sales in Fiscal 2015 as compared to Fiscal 2014.  The Other segment represented approximately 1.7% of our total revenue during the year ended June 30, 2015.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	Year ended June 30,
	2015		2014
	(in millions)
Monthly recurring revenue	$1,211.8	90%	$1,035.8	92%
Amortization of deferred revenue	72.1	5%	55.9	5%
Other Revenue	63.2	5%	38.0	3%
Total Revenue	$1,347.1	100%	$1,129.7	100%

Operating Costs and Expenses

	Year ended June 30
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Physical Infrastructure	$599.1	541.1	$58.0	11%
Cloud and Connectivity	550.5	502.2	48.3	10%
Other	28.2	22.8	5.4	24%
Consolidated	$1,177.8	$1,066.1	$111.7	10%

Our operating costs increased by $111.7 million, or 10% to $1,177.8 million for Fiscal 2015 from $1,066.1 million for Fiscal 2014. The increase in consolidated operating costs was primarily due to increased costs as a result of Fiscal 2015 and Fiscal 2014 acquisition related growth, and organic growth of our network, partially offset by a $53.0 million decrease in stock-based compensation.

Physical Infrastructure.    Physical Infrastructure operating costs increased by $58.0 million, or 11%, to $599.1 million for Fiscal 2015 from $541.1 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions and additional costs associated with the organic growth of our network partially offset by a decrease in stock-based compensation.

Cloud and Connectivity.    Cloud and Connectivity operating costs increased by $48.3 million, or 10%, to $550.5 million for Fiscal 2015 from $502.2 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions.

Other.    Other operating costs increased by $5.4 million, or 24%, to $28.2 million for Fiscal 2015 from $22.8 million for Fiscal 2014 as a result of decreased revenue from ZPS.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2015 and 2014:

	Year ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$178.3	$150.5	$27.8	18%
Compensation and benefits expenses	158.6	126.9	31.7	25%
Netops expense	152.5	130.5	22.0	17%
Other expenses	75.6	61.8	13.8	22%
Transaction costs	5.9	4.5	1.4	31%
Stock-based compensation	200.7	253.7	(53.0)	(21%)
Depreciation and Amortization	406.2	338.2	68.0	20%
Total operating costs and expenses	$1,177.8	$1,066.1	$111.7	10%

Netex.    Our Netex increased by $27.8 million, or 18%, to $178.3 million for Fiscal 2015 from $150.5 million for Fiscal 2014. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2015 and Fiscal 2014, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue remained at 13% for Fiscal 2015 and 2014.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $31.7 million, or 25%, to $158.6 million for Fiscal 2015 from $126.9 million for Fiscal 2014.

The increase in compensation and benefits reflected the increase in headcount during Fiscal 2015 to support our growing business, including certain employees retained from businesses acquired since June 30, 2014, and employer matching of employee 401(k) contributions beginning in the fourth quarter of Fiscal 2014.

Headcount as of the end of the respective periods was:

	June 30,	June 30,
	2015	2014
Physical Infrastructure	993	861
Cloud and Connectivity	725	623
Other	115	29
Total	1,833	1,513

Network Operations Expenses.    Network operations expenses increased by $22.0 million, or 17%, to $152.5 million for Fiscal 2015 from $130.5 million for Fiscal 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 6% to 85,644 miles at June 30, 2015 from 80,861 miles at June 30, 2014.

Other Expenses.    Other expenses increased by $13.8 million, or 22%, to $75.6 million for Fiscal 2015, from $61.8 million Fiscal 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2014 and 2015 acquisitions.

Transaction Costs.    Transaction costs increased by $1.4 million, or 31%, to $5.9 million for Fiscal 2015 from $4.5 million for Fiscal 2014. The increase was due to higher transaction-related costs associated with our Fiscal 2015 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $53.0 million, or 21%, to $200.7 million for Fiscal 2015 from $253.7 million for Fiscal 2014.

Prior to ZGH’s IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.  The higher Fiscal 2014 stock-based compensation expense is primarily driven by increases to the estimated fair value of our liability classified common unit awards.

Depreciation and Amortization

Depreciation and amortization expense increased by $68.0 million, or 20%, to $406.2 million for Fiscal 2015 from $338.2 million for Fiscal 2014. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2014 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2015 and 2014.

	Year ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(214.0)	$(203.5)	$(10.5)	(5%)
Loss on extinguishment of debt	(94.3)	(1.9)	(92.4)	*
Foreign currency (loss)/gain on intercompany loans	(24.4)	4.7	(29.1)	*
Other (expense)/income, net	(0.4)	0.3	(0.7)	(233%)
Total other expenses, net	$(333.1)	$(200.4)	$(132.7)	(66%)

* Not meaningful

Interest expense.   Interest expense increased by $10.5 million, or 5%, to $214.0 million from $203.5 million for the years ended June 30, 2015 and 2014, respectively. The increase was primarily a result of our increased indebtedness and changes in the fair value of our interest rate swaps, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Loss on extinguishment of debt.   During the year ended June 30, 2015, we redeemed our $750.0 million 2020 Secured Notes and a portion of our 2020 Unsecured Notes and repaid $344.5 million on our Term Loan Facility.  As part of the redemptions and early payment on the Term Loan Facility, we paid early redemption call premiums totaling $62.6 million and recorded an expense of $31.7 million related to unamortized debt issuance costs and discounts associated with the extinguished indebtedness.  These expenses were recorded as a loss on extinguishment of debt during the year ended June 30, 2015.

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased to a loss of $24.4 million for the years ended June 30, 2015, from a gain of $4.7 million for the year ended June 30, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

(Benefit)/provision for Income Taxes

Income tax expense decreased over the prior year by $49.0 million, to an income tax benefit of $8.7 million for Fiscal 2015, from an income tax expense of $40.3 million for Fiscal 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our stock-based compensation related to our CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes (in millions):

	Year ended June 30,
	2015	2014
Expected benefit/provision at the statutory rate	$(57.3)	$(47.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	59.4	96.5
State income taxes benefit, net of federal benefit	(7.4)	(6.3)
Transactions costs not deductible for tax purposes	0.7	0.8
Reversal of uncertain tax positions, net	—	(2.6)
Change in effective tax rate	(2.2)	(0.3)
Change in valuation allowance	—	1.3
Foreign tax rate differential	0.6	1.0
Other, net	(2.5)	(2.2)
(Benefit)/provision for income taxes	$(8.7)	$40.3

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenue

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$495.4	$413.0	$82.4	20%
Cloud and Connectivity	606.2	570.5	35.7	6%
Other	28.1	27.5	0.6	2%
Consolidated	$1,129.7	$1,011.0	$118.7	12%

Our total revenue increased by $118.7 million, or 12%, to $1,129.7 million for Fiscal 2014, from $1,011.0 million for Fiscal 2013. The increase in revenue was driven by our organic growth as well as the timing of our Fiscal 2014 and Fiscal 2013 acquisitions.

We estimate that we achieved an organic growth rate of approximately 6% year-over-year. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer industry verticals. Further underlying revenue drivers included:

•

Bookings increased from $17.7 million to $21.8 million in combined MRR and MAR. This growth was driven by increased customer demand for our services, our growing fiber and datacenter footprint (from both organic investments and acquisitions), and our sales force’s improved effectiveness in selling this base of assets. The total contract value associated with this period’s bookings was approximately $1,700.0 million.

•

Installs increased to $5.2 million for Fiscal 2014, from $4.8 million for Fiscal 2013, but trailed the increase in bookings, which included more infrastructure-related services with longer booking to install time intervals. Examples included several FTT sales and a large dark fiber sale to Level 3 (previously, TW Telecom).

•	Total churn grew to $14.7 million from $13.6 million, although the monthly churn percentage remained constant at 1.4% between Fiscal 2013 and Fiscal 2014.

We estimate that the period-over-period acquisition-related revenue growth was approximately 6%. Multiple Fiscal 2014 and Fiscal 2013 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014 and were included in our Fiscal 2014 results for approximately eleven, nine, nine, four, and one month(s), respectively. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The six Fiscal 2013 acquisitions were completed at various times throughout the year, although the largest (AboveNet) closed on July 2, 2012 and was fully included in our annual results for the year ended June 30, 2014 and 2013 and therefore was not a contributor to the period-over-period acquisition growth. The other acquisitions were included in our results of operations for only part of Fiscal 2013 compared to their inclusion for all of Fiscal 2014.

Physical Infrastructure.    Revenues from our Physical Infrastructure segment increased by $82.4 million, or 20%, to $495.4 million for Fiscal 2014 from $413.0 million for Fiscal 2013.

Dark fiber is the largest Strategic Product Group within the segment and benefited from continuing growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the year ended June 30, 2014, were $10.6 million (with a total contract value of approximately $1,300.0 million), nearly double the $6.3 million in bookings for the prior annual period. Installs were $8.1 million for Fiscal 2014, compared to $6.5 million for the prior annual period. The monthly churn percentage decreased between the two periods to 0.8% from 0.9%. All of the Fiscal 2014 acquisitions impacted the Physical Infrastructure segment revenues as FiberLink (dark fiber) and CoreLink and CoreXchange (both colocation) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Cloud and Connectivity.    Revenues from our Cloud and Connectivity segment increased by $35.7 million, or 6%, to $606.2 million for Fiscal 2014, from $570.5 million for Fiscal 2013.

Growth was strongest in the segment’s Ethernet and IP Strategic Product Groups, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions we proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR decreased slightly to $11.1 million from $11.3 million between the two periods, with a total contract value of approximately $420.0 million, for the year ended June 30, 2014. Installs were $11.5 million for the year ended June 30, 2014, compared to $11.8 million for the comparative annual period. The monthly churn percentage remained consistent at 1.7% for the two periods, resulting in total churn processed of $10.2 million compared to $9.6 million in the prior fiscal year. The Cloud and Connectivity period-over-period revenue results were primarily influenced by the carryover impacts from the Fiscal 2013 acquisitions, as the Fiscal 2014 acquisitions mostly impacted the Physical Infrastructure segment.

Other.    Revenue from our Other segment, consisting of ZPS, increased by 2%, or $0.6 million, to $28.1 million for Fiscal 2014 from $27.5 million for Fiscal 2013. The increase was largely driven by a one-time equipment sale in the fourth quarter of Fiscal 2014. The Other segment represented approximately 3% of our total revenue.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	Year ended June 30,
	2014		2013
Monthly recurring revenue	$1,035.8	92%	$947.8	94%
Amortization of deferred revenue	55.9	5%	43.1	4%
Other Revenue	38.0	3%	20.1	2%
Total Revenue	$1,129.7	100%	$1,011.0	100%

Operating Costs and Expenses

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Physical Infrastructure	$541.1	$375.1	$166.0	44%
Cloud and Connectivity	502.2	497.5	4.7	1%
Other	22.8	24.2	(1.4)	(6%)
Eliminations	—	(1.5)	1.5	(100%)
Consolidated	$1,066.1	$895.3	$170.8	19%

Physical Infrastructure.    Physical Infrastructure operating costs and expenses increased by $166.0 million, or 44%, to $541.1 million for Fiscal 2014 from $375.1 million for Fiscal 2013. The increase in operating costs and expenses was primarily a result of the acquisitions of Geo, CoreXchange, Fiberlink, Access, Corelink and CoreNAP, in Fiscal 2014 and Fiscal 2013.

Cloud and Connectivity.    Cloud and Connectivity operating costs and expenses increased by $4.7 million, or 1%, to $502.2 million for Fiscal 2014 from $497.5 million for Fiscal 2013. The relatively flat operating costs and expenses in relation to the 6% increase in revenue for Cloud and Connectivity was primarily due to realized network-related cost synergies related to our acquisitions, and, to a lesser extent, ongoing off-net circuit cost reduction projects.

Other.    Other operating costs and expenses decreased by $1.4 million, or 6%, to $22.8 million for Fiscal 2014 from $24.2 million for Fiscal 2013. The reduction in other operating costs and expenses was primarily attributable to a reduction in MRR.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2014 and 2013.

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$150.5	$145.9	$4.6	3%
Compensation and benefits expenses	126.9	123.4	3.5	3%
Netops expense	130.5	120.9	9.6	8%
Other Operating expense	61.8	60.6	1.2	2%
Transaction costs	4.5	14.2	(9.7)	(68%)
Stock-based compensation	253.7	105.8	147.9	140%
Depreciation and Amortization	338.2	324.5	13.7	4%
Total Operating costs and expenses	$1,066.1	$895.3	$170.8	19%

Netex.    Our Netex increased by $4.6 million, or 3%, to $150.5 million for Fiscal 2014 from $145.9 million for Fiscal 2013. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2013 and Fiscal 2014, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue decreased to 13% from 15% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $3.5 million, or 3%, from $123.4 million for Fiscal 2013 to $126.9 million for Fiscal 2014.

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

Headcount as of the end of the respective periods was:

	Year ended June 30,
	2014	2013
Physical Infrastructure	861	584
Cloud and Connectivity	623	546
Other	29	30
Total	1,513	1,160

Netops.    Netops expense increased by $9.6 million, or 8%, to $130.5 million for Fiscal 2014 from $120.9 million for Fiscal 2013. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 7%, to 80,860 miles at June 30, 2014, from 75,839 miles at June 30, 2013.

Other Expenses.    Other expenses increased by $1.2 million, or 2%, to $61.8 million for Fiscal 2014 from $60.6 million for Fiscal 2013. The increase was primarily the result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions, which were partially offset by the receipt of $3.8 million in connection with an escrow settlement relating to the 360networks acquisition during the second quarter of Fiscal 2014.

Transaction Costs.    Transaction costs decreased by $9.7 million, or 68%, to $4.5 million for Fiscal 2014 from $14.2 million for Fiscal 2013. The decrease was due to higher transaction-related costs in the first quarter of Fiscal 2013 associated with the AboveNet acquisition, partially offset by the transaction-related costs associated with the Geo and Neo acquisitions in Fiscal 2014.

Stock-Based Compensation.    Stock-based compensation expense increased by $147.9 million, or 140%, from $105.8 million for Fiscal 2013 to $253.7 million for Fiscal 2014.

Prior to ZGH’s IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2014 and June 30, 2013:

	Estimated fair value as of June 30,
Common Units	2014	2013	2012
	(estimated value per unit)
Class A	$2.47	$1.50	$0.92
Class B	2.22	1.34	0.81
Class C	1.92	1.14	0.68
Class D	1.86	1.1	0.65
Class E	1.62	0.95	0.55
Class F	1.44	0.75	0.49
Class G	0.82	0.46	n/a
Class H	0.70	0.38	n/a
Class I	0.45	n/a	n/a
Class J	0.33	n/a	n/a
Class K	0.29	n/a	n/a
ZPS Class A	0.09	0.2	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $13.7 million, or 4%, to $338.2 million for Fiscal 2014 from $324.5 million for Fiscal 2013. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2013 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2014 and 2013.

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Interest expense	$(203.5)	$(202.5)	$(1.0)	*
Loss on extinguishment of debt	(1.9)	(77.3)	75.4	*
Foreign currency gain on intercompany loans	4.7	0.1	4.6	*
Other income, net	0.3	0.3	—	*
Total other expenses, net	$(200.4)	$(279.4)	$79.0	28%
* not meaningful

Interest Expense.    Interest expense increased by $1.0 million, or less than 1%, to $203.5 million for Fiscal 2014, from $202.5 million for Fiscal 2013. The increase was primarily a result of additional interest expense related to the $150.0 million and $275.0 million add-ons to our Term Loan Facility during the second and fourth quarters of Fiscal 2014, respectively. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swaps during the year ended June 30, 2014 as compared to the year ended June 30, 2013. The change in market value was additional interest expense of $4.7 million for the year ended June 30, 2014 as compared to a reduction in interest expense of $2.6 million for the year ended June 30, 2013, representing a year over year increase in interest expense of $7.3 million. These increases were partially offset by a decrease in interest expense resulting from the amendments to our Credit Agreement during the second and third quarters of Fiscal 2013 and second quarter of Fiscal 2014 to lower the interest rates on our Term Loan Facility and Revolver, in addition to quarterly principal payments on our Term Loan Facility, which reduced our outstanding debt obligations.

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

In connection with the debt refinancing activities during the Fiscal 2013, we incurred an expense of $77.3 million associated with debt extinguishment costs, including a cash expense of $41.9 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses, including $35.4 million associated with the write-off of unamortized debt issuance costs and unamortized discounts.

Provision for Income Taxes

Income tax expense increased over the prior year by $61.5 million, from an income tax benefit of $21.8 million for Fiscal 2013 to an income tax expense of $40.3 million for Fiscal 2014. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our pre-IPO stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax benefit based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision/(benefit) for income taxes:

	Year ended June 30,
	2014	2013
Expected benefit/provision at the statutory rate	$(47.9)	$(57.1)
Increase/(decrease) due to:
Non-deductible stock-based compensation	96.5	35.6
State income taxes benefit, net of federal benefit	(6.3)	(1.9)
Transactions costs not deductible for tax purposes	0.8	1.3
Reversal of uncertain tax positions, net	(2.6)	—
State NOL adjustment	—	2.8
Change in effective tax rate	(0.3)	—
Change in valuation allowance	1.3	—
Foreign tax rate differential	1.0	(2.3)
Other, net	(2.2)	(0.2)
(Benefit)/provision for income taxes	$40.3	$(21.8)

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

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding 2020 Unsecured Notes, 2023 Unsecured Notes, and 2025 Unsecured Notes (collectively, the “Notes”). The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from operations are as follows:

	For the year ended June 30, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$432.8	$344.5	$5.3	$—	$782.6
Interest Expense	(136.0)	(78.0)	—	—	(214.0)
Depreciation and amortization expense	(263.6)	(140.7)	(1.9)	—	(406.2)
Transaction costs	(2.9)	(0.9)	—	(2.1)	(5.9)
Stock-based compensation	(110.0)	(91.2)	0.5	—	(200.7)
Loss on extinguishment of debt	(55.0)	(39.3)	—	—	(94.3)
Unrealized foreign currency loss on intercompany loans	—	(0.3)	—	(24.1)	(24.4)
Non-cash loss on investments	(0.9)	—	—	—	(0.9)
Earnings/(loss) before provision for income tax	(135.6)	(5.9)	3.9	(26.2)	(163.8)
Benefit for income taxes	—	—	—	8.7	8.7
Net (loss)/earnings	$(135.6)	$(5.9)	$3.9	$(17.5)	$(155.1)

	For the year ended June 30, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$325.6	$326.7	$8.0	$—	$660.3
Interest Expense	(121.8)	(81.2)	—	(0.5)	(203.5)
Depreciation and amortization expense	(205.0)	(131.4)	(1.8)	—	(338.2)
Transaction costs	(2.8)	(1.0)	—	(0.7)	(4.5)
Stock-based compensation	(163.4)	(90.0)	(0.3)	—	(253.7)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	(1.9)
Unrealized foreign currency translation gain on intercompany loans	—	—	—	4.7	4.7
Earnings/(loss) before provision for income tax	(168.5)	22.3	5.9	3.5	(136.8)
Provision for income taxes	—	—	—	(40.3)	(40.3)
Net (loss)/earnings	$(168.5)	$22.3	$5.9	$(36.8)	$(177.1)

	For the year ended June 30, 2013
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$276.1	$278.3	$6.2	$(0.1)	$560.5
Interest Expense	(119.0)	(83.5)	—	—	(202.5)
Depreciation and amortization expense	(183.5)	(139.1)	(1.9)	—	(324.5)
Transaction costs	(7.2)	(7.0)	—	—	(14.2)
Stock-based compensation	(46.4)	(58.6)	(0.8)	—	(105.8)
Loss on extinguishment of debt	(45.1)	(32.2)	—	—	(77.3)
Unrealized foreign currency translation gain on intercompany loans	—	—	—	0.1	0.1
Earnings/(loss) before provision for income tax	(125.1)	(42.1)	3.5	(0.0)	(163.7)
Benefit for income taxes	—	—	—	21.8	21.8
Net (loss)/earnings	$(125.1)	$(42.1)	$3.5	$21.8	$(141.9)

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indenture governing our 2020 Unsecured Notes limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indenture) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indenture) and limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit our incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that we maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires us and our subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of us and our subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.

As of June 30, 2015, we had $308.0 million in cash and cash equivalents and a working capital surplus of $178.9 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of June 30, 2015, we had $440.8 million available under our Revolver, subject to certain conditions.

Our capital expenditures, net of stimulus grants, increased by $169.6 million, or 47%, during the year ended June 30, 2015 as compared to the year ended June 30, 2014, to $530.4 million from $360.8 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including available borrowings under our Revolver), equity contributions, and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt securities through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Cash Flows

We believe that our cash flows from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

We regularly consider acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.

The following table sets forth the components of our cash flows for the years ended June 30, 2015, 2014 and 2013.

	Year Ended June 30,
	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$607.0	$562.0	$404.7
Net cash used in investing activities	$(1,386.1)	$(754.1)	$(2,804.0)
Net cash provided by financing activities	$793.5	$397.2	$2,340.2

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $45.0 million to $607.0 million from $562.0 million during the years ended June 30, 2015 and 2014, respectively.

Net cash flows from operating activities during the year ended June 30, 2015 include the net loss of $155.1 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $406.2 million, stock-based compensation expense of $200.7 million, foreign currency loss on intercompany loans of $24.4 million and non-cash cash interest expense of $19.7 million plus an add back for $94.3 million associated with a loss on extinguishment of debt, partially offset by the deferred tax benefit of $13.2 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $149.1 million, less amortization of deferred revenue of $72.1 million.  Cash flow during the period was reduced by the net change in working capital components of $49.8 million.  The $49.8 million cash outflow associated with the change in working capital components was primarily driven by increases in trade receivables of $11.2 million, decrease of accounts payable and accrued liabilities of $22.9 million and increases in other assets and liabilities of $14.4 million.

Net cash flows from operating activities during the year ended June 30, 2014 represents our net loss of $177.1 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $338.2 million, non-cash interest expense of $22.1 million, the deferred tax provision of $26.9 million, stock-based compensation expense of $253.7 million and loss on extinguishment of debt of $1.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $163.8 million, less amortization of deferred revenue of $55.6 million. Cash flow during the period was increased by the net change in working capital components of $(9.1) million.

The increase in net cash flows from operating activities during the year ended June 30, 2015 as compared to the year ended June, 2014 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions, offset in part by increased interest and tax payments.

Net cash flows from operating activities increased by $161.6 million, or 40%, to $566.5 million from $404.9 million during the years ended June 30, 2014 and 2013, respectively.

Net cash flows from operating activities during the year ended June 30, 2013 represents the loss from operations of $141.9 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $324.5 million, stock-based compensation expense of $105.8 million, losses on extinguishment of debt of $77.3 million, additions to deferred revenue of $61.7 million and non-cash interest expense of $12.3 million, offset by amortization of deferred revenue of $43.1 million and deferred tax provision of $23.5 million, plus the net change in working capital components.

The increase in net cash flows from operating activities during the year ended June 30, 2014 as compared to the year ended June 30, 2013 is primarily a result of additional earnings from our organic growth, a higher volume of upfront IRU payments, cost synergies realized from our acquisitions and interest expense savings from our refinancings.

Cash Flows Used in Investing Activities

We used cash in investing activities of $1,386.1 million, $754.1 million and $2,804.0 million during the years ended June 30, 2015, 2014 and 2013, respectively.

During the year ended June 30, 2015, our principal uses of cash for investing activities were $530.4 million in additions to property and equipment and $855.7 million in net cash paid for acquisitions.

During the year ended June 30, 2014, our principal uses of cash for investing activities were $360.8 million in additions to property and equipment and $393.0 million in net cash paid for acquisitions.

During the year ended June 30, 2013, our principal uses of cash for investing activities were $323.3 million in additions to property and equipment, net of stimulus grant reimbursements and $2,483.4 million in net cash paid for acquisitions.  Our largest acquisition in Fiscal 2013 was our $2,210.0 million acquisition of AboveNet.

Cash Flows Provided By Financing Activities

Our net cash provided by financing activities was $793.5 million, $397.2 million and $2,340.0 million during the years ended June 30, 2015, 2014 and 2013, respectively.

Our cash flows provided by financing activities during the year ended June 30, 2015 are primarily comprised of $1,787.3 million from debt proceeds and $385.0 million of proceeds from equity contributions. These were partially offset by $1,292.0 million of principal payments on long-term debt and capital lease obligations, $62.6 million of early redemption fees on debt extinguished and $24.2 million of debt issuance costs.

Our cash flows provided by financing activities during the year ended June 30, 2014 are primarily comprised of $423.6 million from debt proceeds, partially offset by $25.9 million of principal payments on long-term debt and capital lease obligations and $4.9 million in debt issuance costs.

Our cash flows from financing activities during the year ended June 30, 2013 primarily consist of $3,189.3 million from the proceeds from long-term debt, $343.8 million in equity contributions from CII and $22.6 million in net transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $83.1 million in debt issuance costs, $1,058.6 million in principal repayments on long-term debt and capital lease obligations and $72.1 million in early redemption fees on debt extinguishments.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2015 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt (principal and interest)	$4,986.4	$213.8	$393.4	$390.9	$3,988.3
Operating leases	$673.9	119.3	162.3	111.6	280.7
Purchase obligations	226.4	226.4	—	—	—
Capital leases (principal and interest)	$45.1	6.4	12.6	8.8	17.3
Total	$5,931.8	$565.9	$568.3	$511.3	$4,286.3

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2015 were $191.2 million and represent 31% of our cash flows from operating activities before interest expense. We also made cash payments related to principal payments on our long-term debt and capital lease obligations of $23.1 million (exclusive of the impact of redemption and refinancing transactions), which are reflected in our cash flows from financing activities, and represent 4% of our cash flows from operating activities.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii), or disclosed in Note 14-Commitments and Contingencies to our audited consolidated financial statements, or in the Contractual Cash Obligations table included above.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $71.0 million and $89.4 million of unamortized debt issuance costs related to the Company's Notes from other non-current assets to long-term debt within its consolidated balance sheets as of both June 30, 2015 and June 30, 2014, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

We often bill customers for upfront charges, which are non-refundable. These charges relate to down payments or prepayments for future services and are influenced by various business factors including how we and the customer agree to structure the payment terms. If the upfront payment made by a customer provides no benefit to the customer beyond the contract term, the upfront charge is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship.

Revenue attributable to leases of dark fiber pursuant to IRUs is accounted for in the same manner as the accounting treatment for sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years).

Revenue is recognized at the amount expected to be realized, which includes billing and service adjustments. During each reporting period, we make estimates for potential future sales credits to be issued in respect of current revenue related to service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity when evaluating our credit reserve requirements. We reserve for known service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. The determination of the customer dispute credit reserve involves significant judgment, estimations and assumptions.

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

CII Common Units

The CII common units granted to employees were considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. Prior to ZGH’s IPO, we adjusted the value of the vested portion of our common unit liability awards to their fair value at the end of each reporting period. We used a third party valuation firm to assist in the valuation of the CII common units at each reporting period. In developing a value for the common units, a two-step valuation approach was used. In the first step, we estimated the value of our equity through an analysis of valuations associated with various future potential liquidity scenarios. The second step involved allocating these values across our capital structure.

We allocated value to each class of common units using the Probability Weighted Expected Return Method (“PWERM”). The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. The potential scenarios that we considered within the PWERM framework were remaining a private company with the same ownership, a sale or merger, and an initial public offering. The PWERM utilized a variety of assumptions regarding the likelihood of a certain scenario occurring, if the scenario involved a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield.

Based on these scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation was then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return were satisfied, the remaining proceeds were allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders depending upon the return multiple to the preferred unit holders, also known as the waterfall allocation.

The value attributable to each class of shares was then discounted in order to account for the lack of marketability of the units. In determining the appropriate lack of marketability discount, we evaluated both empirical and theoretical approaches to arrive at a composite range that we believed indicated a reasonable spectrum of discounts for each of the valuation techniques utilized. The empirical methods we evaluated relied on datasets procured from observed transactions in equity interests in the public domain that were perceived to incorporate pricing information related to the marketability (or lack thereof) of the equity interest itself. These empirical methods included initial public offering studies and restricted stock studies. Theoretical models utilized in our analysis formed the primary basis for the discount for lack of marketability, and included the Finnerty Average-Strike Put, the Asian Protective Put and the Black-Scholes-Merton Protective Put.

In connection with ZGH’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with our current and former employees and directors. As a result, previously issued common units, which were historically accounted for as liability awards, became classified as equity awards. Prior to reclassifying our common unit liability to equity, we re-measured the fair value of the CII common units factoring in the change in fair value resulting from the passage of time and the change in fair value caused by the modification. The fair value of these previously vested common units was estimated to be $490.2 million on the modification date, and this amount is reflected in our consolidated statement of Member’s equity as an increase to member’s interest during the year ended June 30, 2015. The unrecognized compensation associated with unvested CII common units was $70.2 million as of June 30, 2015, which will be recognized ratably over the remaining vesting period of the outstanding common units through May 15, 2017.

On October 9, 2014, we and CII’s board of managers approved a non-liquidating distribution by CII of shares of ZGH’s common stock held by CII to holders of CII vested common units. Holders of vested CII common units received shares of ZGH’s common stock as a distribution in respect of the value of their underlying vested CII common units. Employees with unvested CII common units will continue to receive monthly distributions from CII of our common stock as they vest under the original terms of the CII common unit grant agreements. CII may be required to distribute additional shares of ZGH’s common stock to CII common unit holders on a quarterly basis through June 30, 2016 based on our stock price performance, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is our stock price at each subsequent measurement date. Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.

The valuation of the CII common units as of the date of ZGH’s IPO was determined based on a Monte Carlo simulation. The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of our common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards. The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of our common stock to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by us to derive a value for CII common units by class and on a per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical volatility, and an appropriate risk-free rate.

Performance Incentive Compensation Plan

In October 2014, the ZGH Board of Directors adopted the 2014 Performance Compensation Incentive Plan (“PCIP”). The PCIP includes incentive cash compensation and equity (in the form of ZGH restricted stock units or “RSUs”). Grants of RSUs under the PCIP plan are made quarterly for all participants. The PCIP went into effect on October 16, 2014.

The PCIP has two components: Part A and Part B.

Part A

Under Part A of the PCIP, all full-time employees, including our executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a target RSU annual award value, which will be allocated each fiscal quarter. The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of our common stock over the last ten trading days of the respective performance quarter. Part A RSUs will cliff vest based upon continued employment through the end of the fourth full fiscal quarter ending after the grant date of the Part A RSU. Thereafter, the RSUs will be converted for an equal number of shares in ZGH common stock.

Each quarterly Part A award is recorded as a liability as of the end of the respective measurement quarter, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. Upon the issuance of the RSUs, the liability is re-measured, representing the vested portion of the fair value of the actual number of RSUs issued, and the liability is then reclassified to member’s interest. The remaining unvested value is expensed through the respective vesting date.

Part B

Under Part B of the PCIP, participants, who include members of our senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on our stock price performance over a four fiscal quarter measurement period and Part B RSUs cliff vest based upon continued employment at the end of the measurement period. The existence of a vesting provision that is associated with the performance of our stock price is a market condition, which affects the determination of the grant date fair value. Upon vesting, RSUs convert to shares of ZGH’s common stock.

The grant date fair value of Part B awards issued during a given period are expensed over the performance period. The grant date fair value is estimated utilizing a Monte Carlo simulation, which uses randomly generated stock-price paths through a Geometric Brownian Motion stock price simulation. This simulation provides a stochastic projection of the ten-day average closing stock price ending on the vesting date (i.e., end of performance period), the total stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, our historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the restriction period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each simulation resulting in a distribution of potential present values. The average of this present value distribution equals the fair value of the grant.

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

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable, and capitalize the new fiber and associated construction costs of the relocation placed into service. To the extent that the relocation does not require the replacement of components of our network, and only involves the act of moving our existing network infrastructure, as-is, to another location, the related costs are expensed as incurred.

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

In connection with several of our acquisitions, we have acquired significant net operating loss carry forwards (“NOLs”). The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code.

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

As of June 30, 2015, we had a cumulative federal (U.S.) NOL carry forward balance of $1,115.0 million. During the year ending June 30, 2015, we utilized $95.9 million of NOL carry forwards that were available to offset future taxable income.  Our NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $485.9 million of acquired NOL carry forwards during Fiscal 2015; however, to the extent that we do not utilize $485.9 million of our acquired NOL carry forwards during a fiscal year, the difference between the $485.9 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,115.0 million NOL carry forwards balance, $927.0 million of these NOL carry forwards were acquired in acquisitions. The deferred tax assets recognized at June 30, 2015 have been based on future profitability assumptions over a five-year horizon.

The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOL carry forwards are available would result in full utilization of our current unreserved NOL carry forwards.

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

Our impairment assessment for indefinite-lived intangible assets involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, we will recognize an impairment loss for the difference.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2015, 2014, or 2013.

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

As of June 30, 2015, we had outstanding $350.0 million 2025 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $325.6 million 2020 Unsecured Notes (collectively, the “Notes”), a balance of $1,646.8 million on our Term Loan Facility, and $32.7 million of capital lease obligations. As of June 30, 2015, we had $440.8 million available for borrowing under our Revolver.

On April 17, 2015, we entered into a Seventh Amendment to our Credit Agreement governing our Term Loan Facility and the Revolver which increased our borrowing capacity on the Revolver from $250.0 million to $450.0 million.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,109.3 million as of June 30, 2015. Our 2025 Unsecured Notes, 2023 Unsecured Notes and 2020 Unsecured Notes accrue interest at fixed rates of 6.375%, 6.00% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2015, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 3.75%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.283% or $4.7 million, which is limited as a result of the applicable interest rate as of June 30, 2015 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $16.5 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $7.3 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the year ended June 30, 2015, our foreign activities accounted for 11% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk, a 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.5 million. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our more recent European expansion related to the Geo and Neo acquisitions, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation under the framework in Internal Control-Integrated Framework (described below), our management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have omitted this information pursuant to General Instruction I.

ITEM 11. EXECUTIVE COMPENSATION

We have omitted this information pursuant to General Instruction I.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have omitted this information pursuant to General Instruction I.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have omitted this information pursuant to General Instruction I.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We first engaged KPMG LLP (“KPMG”) to be our independent registered public accounting firm in May 2012.  The aggregate fees billed or allocated to us for the years ended June 30, 2015 and 2014 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended June 30,
	2015	2014
	(in millions)
Audit Fees	$2.4	$2.3
Audit Related Fees	—	0.3
Tax Fees	0.6	0.5
Total	$3.0	$3.1

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit fees — These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters, consents and reviews of interim/quarterly financial information. Audit fees for each year shown include amounts that have been billed to us through September 23, 2015 and any additional amounts that are expected to be billed to us thereafter.

•	Audit-related fees — These are fees billed for assurance and related services and foreign statutory audits that are traditionally performed by our independent certified public accounting firm.
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

Audit Committee Pre-Approval Policy and Procedures. It is the policy of the Audit Committee, as set forth in the Audit Committee Charter, to pre-approve, consistent with the requirements of the federal securities laws, all auditing services and permissible non-audit services provided to the Company by its independent registered public accounting firm. The Audit Committee has established policies and procedures for the pre-approval of audit, audit related, tax, and permissible other services to be provided to the Company by its independent registered public accounting firm.  The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a maximum of $100,000 per engagement, per additional category of services, or in excess of pre-approved budgeted levels for the specified service, provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.  The Company provides quarterly reporting to the Audit Committee regarding services performed by and fees paid to its independent registered public accounting firm.  Audit fees for Fiscal 2015 and Fiscal 2014 included $0.5 million and $0.7 million, respectively, for services related to SEC filings, including comfort letters and consents.  All fees listed in the table above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Annual Report

1. Financial Statements

Schedules not indicated above have been omitted because of the absence of the condition under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

2. Exhibits

The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.

Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-1. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1**	Certificate of Formation of Zayo Group, LLC, as amended (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 9, 2014, File No. 333-169979).

3.2**

Amended and Restated Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on October 18, 2010, File No. 333-169979).

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

4.4**

Indenture, dated as of May 6, 2015, between Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 333-169979).

10.1**

Registration Rights Agreement, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Goldman Sachs & Co., as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 333-169979).

Exhibit No.	Description of Exhibit
10.2**

Registration Rights Agreement, dated as of March 9, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Barclays Capital Inc., as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 9, 2015, File No. 333-169979).

10.3**

Registration Rights Agreement, dated as of May 6, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 333-169979).

10.4**

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

10.5**

Collateral Agency and Inter creditor Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the New Term Loan Facility under the Credit Agreement, SunTrust Bank, as administrative agent for the New Revolving Loan Facility under the Credit Agreement, SunTrust Bank, as joint collateral agent (the “Collateral Agent”), and The Bank of New York Mellon Trust Company, N.A., as initial notes authorized representative (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.6**

Security Agreement, dated as of July 2, 2012, Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, and SunTrust Bank, as the collateral agent for the secured parties (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.7**

Amendment No. 1 to the Credit Agreement, dated as of July 17, 2012 entered into by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K filed with the SEC on September 14, 2012, File No. 333-169979).

10.8**

Amendment No. 2 to Credit Agreement, dated as of October 5, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Morgan Stanley Senior Funding, Inc., as a joint lead arranger and joint book runner for the Amendment, Barclays Bank PLC, as a joint lead arranger, joint book runner and syndication agent for the Amendment and the undersigned lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 5, 2012, File No. 333-169979).

10.9**

Amendment No. 3 to Credit Agreement, dated as of February 1, 2013, between Zayo Group, LLC, Zayo Capital, Inc., SunTrust Bank, as revolving facility administrative agent for the Amendment, Morgan Stanley Senior Funding, Inc., as term facility administrative agent for the Amendment and revolving facility lender, Barclays Bank PLC, as a revolving facility lender, Goldman Sachs Bank USA, as a revolving facility lender, Royal Bank of Canada, as a revolving facility lender, and UBS Loan Finance LLC, as a revolving facility lender (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed with the SEC on September 23, 2013, File No. 333-169979).

10.10**

Amendment No. 4 to Credit Agreement, dated as of February 27, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Citibank, N.A., as additional revolving loan lender and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 28, 2013, File No. 333-169979).

10.11**

Amendment No. 5 to Credit Agreement, dated as of November 26, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 2, 2013, File No. 333-169979).

10.12**

Amendment No. 6 to Credit Agreement, dated as of May 16, 2014, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 21, 2014, File No. 333-169979).

Exhibit No.	Description of Exhibit

10.13**

Amendment No. 7 to Credit Agreement, dated as of April 17, 2015, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 21, 2015, File No. 001-36690).

10.14**

Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the term loan facility, and SunTrust Bank, as administrative agent for the revolving loan facility whereby that certain Credit Agreement, dated as of July 2, 2012, as amended, will be amended and restated in its entirety in the form of that certain First Amended and Restated Credit Agreement, by and among Zayo Group, LLC and Zayo Capital, Inc., as borrowers, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 333-169979).

10.15**

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

10.16**

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

10.17**+

Employment Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.18**+

Advance Distribution Letter Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.19**+

First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Zayo Group Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

10.20**

Stock Purchase Agreement By and Among Zayo Group, LLC, Latisys-Chicago Holdings Corp., Latisys Holdings Corp., Latisys-Ashburn Holdings Corp. and Latisys Holdings, LLC dated January 13, 2015 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, File No. 333-169979).

21.1	Omitted pursuant to General Instruction I of Form 10-K.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

Exhibit No.	Description of Exhibit
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Incorporated herein by reference
+	Management contract and/or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of September, 2015.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director (principal executive officer)	September 24, 2015

/s/ Ken desGarennes Ken desGarennes	Chief Financial Officer (principal financial and accounting officer)	September 24, 2015

/s/ Michael Choe* Michael Choe	Director	September 24, 2015

/s/ Rick Connor* Rick Connor	Director	September 24, 2015

/s/ Philip Canfield* Philip Canfield	Director	September 24, 2015

/s/ Don Gips* Don Gips	Director	September 24, 2015

/s/ Linda Rottenberg* Linda Rottenberg	Director	September 24, 2015

/s/ Stephanie Comfort* Stephanie Comfort	Director	September 24, 2015

/s/ Gillis Cashman* Gillis Cashman	Director	September 24, 2015

* As Attorney-in-fact
By: /s/ Ken desGarennes Ken desGarennes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

Zayo Group, LLC:

We have audited the accompanying consolidated balance sheets of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group, LLC as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

September 24, 2015

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2015	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$308.0	$297.4
Trade receivables, net of allowance of $3.4 and $3.7 as of June 30, 2015 and June 30, 2014, respectively	88.0	57.2
Due from related parties	0.6	0.9
Prepaid expenses	37.3	24.9
Deferred income taxes, net	129.5	161.0
Other assets	3.9	2.4
Total current assets	567.3	543.8
Property and equipment, net	3,299.2	2,822.4
Intangible assets, net	948.3	710.3
Goodwill	1,224.4	866.7
Other assets	54.8	37.7
Total assets	$6,094.0	$4,980.9
Liabilities and members' equity
Current liabilities
Current portion of long-term debt	$16.5	$20.5
Accounts payable	40.0	26.7
Accrued liabilities	182.4	172.3
Accrued interest	57.2	57.1
Capital lease obligations, current	4.4	2.4
Due to related parties	1.3	—
Deferred revenue, current	86.6	75.4
Total current liabilities	388.4	354.4
Long-term debt, non-current	3,652.2	3,130.3
Capital lease obligation, non-current	28.3	25.7
Deferred revenue, non-current	612.7	501.5
Stock-based compensation liability	1.9	392.4
Deferred income taxes, net	189.7	153.0
Other long-term liabilities	26.7	22.3
Total liabilities	4,899.9	4,579.6
Commitments and contingencies (Note 14)
Member's Equity
Member's interest	1,699.1	728.9
Accumulated other comprehensive (loss)/income	(7.9)	14.4
Accumulated deficit	(497.1)	(342.0)
Total member's equity	1,194.1	401.3
Total liabilities and member's equity	$6,094.0	$4,980.9

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended June 30,
	2015	2014	2013
Revenue	$1,347.1	$1,129.7	$1,011.0
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 12)	413.5	343.3	314.1
Selling, general and administrative expenses (including stock-based compensation—Note 12)	358.1	384.6	256.7
Depreciation and amortization	406.2	338.2	324.5
Total operating costs and expenses	1,177.8	1,066.1	895.3
Operating income	169.3	63.6	115.7
Other expenses
Interest expense	(214.0)	(203.5)	(202.5)
Loss on extinguishment of debt	(94.3)	(1.9)	(77.3)
Foreign currency (loss)/gain on intercompany loans	(24.4)	4.7	0.1
Other (expenses)/income, net	(0.4)	0.3	0.3
Total other expenses, net	(333.1)	(200.4)	(279.4)
Loss before income taxes	(163.8)	(136.8)	(163.7)
(Benefit)/provision for income taxes	(8.7)	40.3	(21.8)
Net Loss	$(155.1)	$(177.1)	$(141.9)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended June 30,
	2015	2014	2013
Net loss	$(155.1)	$(177.1)	$(141.9)
Foreign currency translation adjustments	(22.3)	19.2	(4.8)
Comprehensive loss	$(177.4)	$(157.9)	$(146.7)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S INTEREST

(in millions)

	Member's Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2012	$388.9	$—	$(23.0)	$365.9
Capital contributed (cash)	344.0	—	—	344.0
Non-cash distributions to parent, net	(5.3)	—	—	(5.3)
Preferred stock-based compensation	0.9	—	—	0.9
Foreign currency translation adjustment	—	(4.8)	—	(4.8)
Net loss	—	—	(141.9)	(141.9)
Balance at June 30, 2013	$728.5	$(4.8)	$(164.9)	$558.8
Non-cash distributions to parent, net	(6.0)	—	—	(6.0)
Capital contributed (cash)	5.6	—	—	5.6
Distributions to parent	(1.2)	—	—	(1.2)
Preferred stock-based compensation	0.4	—	—	0.4
Foreign currency translation adjustment	—	19.2	—	19.2
CII Preferred Units issued for Corelink Data Centers, LLC purchase	1.6	—	—	1.6
Net loss	—	—	(177.1)	(177.1)
Balance at June 30, 2014	$728.9	$14.4	$(342.0)	$401.3
Capital contributed (cash)	385.0	—	—	385.0
Reclassification of common unit liability to member's interest	490.2	—	—	490.2
Stock-based compensation	95.0	—	—	95.0
Foreign currency translation adjustment	—	(22.3)	—	(22.3)
Net loss	—	—	(155.1)	(155.1)
Balance at June 30, 2015	$1,699.1	$(7.9)	$(497.1)	$1,194.1

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(155.1)	$(177.1)	$(141.9)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	406.2	338.2	324.5
Loss on extinguishment of debt	94.3	1.9	77.3
Non-cash interest expense	19.7	22.1	12.3
Stock-based compensation	200.7	253.7	105.8
Amortization of deferred revenue	(72.1)	(55.6)	(43.1)
Additions to deferred revenue	149.1	163.8	61.7
Provision for bad debts	1.9	1.9	2.1
Foreign currency loss/(gain) on intercompany loans	24.4	(4.7)	(0.1)
Non-cash loss on investments	0.9	—	—
Lease termination charge	—	—	10.2
Deferred income taxes	(13.2)	26.9	(23.5)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(11.2)	20.5	(4.4)
Prepaid expenses	(2.9)	(1.4)	1.9
Payables to/(from) related parties, net	1.6	(6.1)	10.5
Accounts payable and accrued liabilities	(22.9)	(6.6)	15.3
Other assets, current and non-current	(7.5)	(1.7)	(11.1)
Other liabilities	(6.9)	(13.8)	7.2
Net cash provided by operating activities	607.0	562.0	404.7
Cash flows from investing activities
Purchases of property and equipment	(530.4)	(360.8)	(332.6)
Broadband stimulus grants received	—	—	9.3
Acquisition of Latisys Holdings, LLC , net of cash acquired	(677.5)	—	—
Acquisition of Ideatek Systems, Inc., net of cash acquired	(52.7)	—	—
Acquisition of Neo Telecoms, net of cash acquired	(73.9)	—	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(51.9)	—	—
Acquisition of Geo Networks Limited, net of cash acquired	—	(292.3)	—
Acquisition of CoreXchange, LLC	0.3	(17.5)	—
Acquisition of Fiberlink, LLC, net of cash acquired	—	(43.1)	—
Acquisition of Access Communications, Inc., net of cash acquired	—	(40.1)	—
Acquisition of Core NAP, LP	—	—	(7.1)
Acquisition of Litecast/Balticore, LLC	—	—	(22.2)
Acquisition of First Telecom Services, LLC	—	—	(109.7)
Acquisition of USCarrier Telecom, LLC	—	—	(16.1)
Acquisition of FiberGate, net of cash acquired	—	—	(118.3)
Acquisition of Abovenet, Inc., net of cash acquired	—	—	(2,210.0)
Other	—	(0.3)	2.7
Net cash used in investing activities	(1,386.1)	(754.1)	(2,804.0)
Cash flows from financing activities
Proceeds from debt	1,787.3	423.6	3,189.3
Proceeds from revolving credit facility	—	195.0	—
Proceeds from equity contributions	385.0	5.6	344.0
Distribution to parent	—	(1.2)	—
Principal payments on long-term debt	(1,288.5)	(18.0)	(1,058.6)
Payment of early redemption fees on debt extinguished	(62.6)	—	(72.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

Principal payments on capital lease obligations	(3.5)	(7.9)	(1.9)
Payments on revolving credit facility	—	(195.0)	—
Payment of debt issuance costs	(24.2)	(4.9)	(83.1)
Change in restricted cash, net	—	—	22.6
Net cash provided by financing activities	793.5	397.2	2,340.2
Cash flows from continuing operations	14.4	205.1	(59.1)
Effect of changes in foreign exchange rates on cash	(3.8)	1.0	(0.3)
Net increase/(decrease) in cash and cash equivalents	10.6	206.1	(59.4)

Cash and cash equivalents, beginning of year	$297.4	$91.3	$150.7
Net increase/(decrease) in cash and cash equivalents	10.6	206.1	(59.4)
Cash and cash equivalents, end of period	$308.0	$297.4	$91.3

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$191.2	$175.3	$143.5
Cash paid for income taxes	14.5	5.7	2.8
Non-cash purchases of equipment through capital leasing	6.8	10.5	11.4
Increase in accounts payable and accrued expenses for purchases of property and equipment	8.4	10.9	15.0

Refer to Note 3 — Acquisitions for details regarding the Company’s recent acquisitions.

Refer to Note 11 — Equity to the Company's consolidated financial statements for details of the non-cash capital transactions.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included herein.  Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the consolidated financial statements relate to the Company's operating results and are presented in millions of dollars.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015,” June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2013 as “Fiscal 2013.”

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

c. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit and restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

d. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2015 and 2014, the Company had a non-current restricted cash balance of $4.8 million and $5.1 million respectively.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2015, 2014 or 2013.

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

g. Goodwill and Acquired Intangibles

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years, using the straight-line method as this method approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments.

The Company reviews its indefinite-lived intangible assets for impairment at least annually in April and involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of these assets was in excess of the carrying value for the year ended June 30, 2015, 2014 or 2013 and has concluded there is no indication of impairment.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2015, 2014 or 2013.

h. Derivative Financial Instruments

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Most revenue is billed in advance on a fixed-rate basis and the remainder is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to activation fees, installation charges or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms.  These upfront charges are deferred and recognized over the underlying contractual term. The Company also defers costs associated with customer activation and installation to the extent of upfront amounts received from customers, which are recognized as expense over the same period for which the associated revenue is recognized.

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

j. Operating Costs and Expenses

The Company’s operating costs and expenses consist primarily of network expense (“Netex”), compensation and benefits, network operations expense (“Netops”), stock-based compensation, other expenses, and depreciation and amortization.

Netex consists of third-party network service costs resulting from the leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment the Company’s owned infrastructure, for which it is generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which the Company’s colocation business operates, along with the utility costs to power those facilities.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations and development of business support systems are capitalized and amortized to operating costs and expenses over the customer life. Compensation and benefits expenses related to the departments attributed to generating revenue are included in “Operating costs” while compensation and benefits expenses related to the sales, product, and corporate departments are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

Netops expense include all of the non-personnel related expenses of operating and maintaining the network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Netops expense is included in “Operating costs” in the consolidated statements of operations.

Stock-based compensation expense consists of the fair value of equity based awards granted to employees and independent directors over their applicable vesting period. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statements of operations. For additional information regarding our stock-based compensation expense, see Note 12 – Stock-Based Compensation.

Other expenses include expenses such as property tax, franchise fees, and colocation facility maintenance, which relate to operating our network and are therefore included in “Operating costs” as well as travel, office expense and other administrative costs that are included in “Selling, general and administrative expenses”. Other expenses are included in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statement of operations depending on their relationship to generating revenue or association with sales and administration.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

Related to Netex, the Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company routinely disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

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

k. Stock-Based Compensation

In October 2014, the Company adopted a new incentive plan.  The plan includes incentive cash compensation (ICC) and equity (in the form of restricted stock units).  Grants under the new incentive plan are made quarterly for all participants. The Company recognizes all stock-based awards to employees and independent directors, based on their grant-date fair values and the Company’s estimates of forfeitures. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.

The Company uses the straight-line method to recognize share-based compensation expense for outstanding share awards that do not contain a performance condition.

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.

Determining the fair value of certain share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

For additional information regarding our stock-based compensation, see Note 12 – Stock-Based Compensation.

l. Legal Costs

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

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

n. Fair Value of Financial Instruments

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

o. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States and Great Britain. The Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.

During the years ended June 30, 2015, 2014 and 2013 the Company had no single customer that exceeded 10% of total revenue. The Company’s trade receivables, which are unsecured, are geographically dispersed. As of June 30, 2015 and 2014, the Company had one customer with a trade receivable balance of 10% and 12%, respectively, of total receivables.

p. Reclassification of Network Related Expenses and Zayo Professional Services

The Company has historically included certain network related expenses associated with the operations, support and maintenance of its network assets and technical facilities, including compensation and related benefits and stock-based compensation expense associated with personnel involved in these activities, within the line item “Selling, general and administrative expenses” in its consolidated statement of operations. The Company has changed its presentation of these network related expenses to be included in operating costs in its consolidated statements of operations to differentiate costs attributed to generating revenue from selling, general and administrative expenses. This reclassification does not impact the Company’s previously reported total operating costs and expenses, operating income subtotal or net loss total for the periods presented. The following tables reflect the reclassification of network related expenses from “Selling, general and administrative expenses” to “Operating costs” for each of the quarters and annual period for Fiscal 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

See also Note 4 - Transfer of Zayo Professional Services.

The interim and annual financial information for Fiscal 2014 have been adjusted accordingly in the Company’s condensed consolidated balance sheet and statements of operations. The effect of the transfer of ZPS into the Company on net income/(loss), other comprehensive income/(loss), and any related per-share amounts was immaterial for all prior periods presented herein

q. Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $71.0 million and $89.4 million of unamortized debt issuance costs (see Note 8 – Long Term Debt) from other non-current assets to a reduction in Long-term debt, non-current within its consolidated balance sheets as of both June 30, 2015 and June 30, 2014, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(3) ACQUISITIONS

Since inception, the Company has consummated 34 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Sixth Amendment to the Company’s term loan facility. €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a datacenter and managed services provider in Atlanta, for cash consideration of $51.9 million. $5.3 million of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

IdeaTek Systems, Inc. (“IdeaTek”)

Effective January 1, 2015, the Company acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.7 million and was paid with cash on hand, $3.2 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was considered a stock purchase for tax purposes.

The IdeaTek acquisition added 1,800 route miles to the Company’s network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January Notes Offering (as defined in Note 8 – Long-Term Debt). $31.4 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The Latisys acquisition added colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Acquisitions During the Year Ended June 30, 2014

Corelink Data Centers, LLC ("Corelink")

On August 1, 2013, the Company entered into an asset purchase agreement to acquire Corelink. The transaction was consummated on the same date, at which time the Company acquired substantially all of the net assets of this business for consideration of approximately $1.9 million comprised of 301,949 preferred units of CII with an estimated fair value of $1.6 million and cash of $0.3 million, net of cash acquired. The acquisition was considered a stock purchase for tax purposes. The cash consideration was paid with cash on hand.

Access Communications, Inc. ("Access")

On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40.1 million net of cash acquired, of which $4.0 million is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes. The purchase price was paid with cash on hand.

FiberLink, LLC ("FiberLink")

On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1 million which was primarily funded with available funds drawn on the Company’s revolving credit facility. The acquisition was considered an asset purchase for tax purposes.

CoreXchange, Inc. ("CoreXchange")

On March 4, 2014, the Company 100% consummated the asset purchase agreement to acquire  CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.2 million net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand.  The acquisition was considered an asset purchase for tax purposes.

Geo Networks Limited ("Geo")

On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 million (or $292.3 million), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s revolving credit facility. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 million and £69.1 million was paid to the shareholders. The acquisition was considered a stock purchase for tax purposes.

Acquisitions During the Year Ended June 30, 2013

AboveNet, Inc. (“AboveNet”)

On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the NYSE, in exchange for cash of approximately $2,210.0 million, net of cash acquired. The purchase price was based upon the price of $84.00 per share agreed to in the Agreement and Plan of Merger and the number of AboveNet shares outstanding on July 2, 2012. The acquisition was funded through cash proceeds raised through financing transactions that occurred in July 2012. The acquisition was considered a stock purchase for tax purposes.

FiberGate Holdings, Inc. (“FiberGate”)

On August 31, 2012, the Company acquired 100% of the equity interest in FiberGate, a privately held corporation, for total consideration of $118.3 million. The acquisition was funded with cash on hand. $17.6 million of the purchase price is currently held in escrow pending the expiration of the working capital and indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

USCarrier Telecom, LLC (“USCarrier”)

In connection with the October 1, 2010 American Fiber Systems acquisition, the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $16.1 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

First Telecom Services, LLC (“First Telecom”)

On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109.7 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Litecast/Balticore, LLC (“Litecast”)

On December 31, 2012, the Company acquired 100% of the equity interest in Litecast for total consideration of $22.2 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Core NAP, L.P. (“Core NAP”)

On May 31, 2013, the Company acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7.1 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of June 30, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of IdeaTek and Latisys. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions are preliminary and subject to revision pending the final fair value analysis. During the first quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Access and FiberLink acquisitions. During the third quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the CoreXchange acquisition. During the fourth quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Geo, AtlantaNAP and Neo acquisitions.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions (in millions):

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	9.5	0.8	17.1
Property and equipment	7.0	31.3	32.3	222.9
Deferred tax assets, net	—	—	2.9	—
Intangibles	21.0	26.4	7.6	250.2
Goodwill	25.2	32.5	38.8	279.8
Other assets	—	2.3	—	5.0
Total assets acquired	53.4	106.2	82.4	784.4
Current liabilities	1.5	13.5	4.5	10.7
Deferred revenue	—	3.7	25.2	3.2
Deferred tax liability, net	—	7.6	—	83.6
Other liabilities	—	3.3	—	—
Total liabilities assumed	1.5	28.1	29.7	97.5
Net assets acquired	51.9	78.1	52.7	686.9
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$51.9	$73.9	$52.7	$677.5

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions (in millions):

	Corelink	Access	FiberLink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$0.1	$1.2	$—	$—	$13.7
Other current assets	0.5	2.3	0.8	0.6	8.8
Property and equipment	15.9	11.5	15.9	3.1	220.4
Deferred tax assets, net	—	—	7.7	0.2	—
Intangibles	0.2	18.0	19.3	11.0	60.8
Goodwill	2.9	24.0	19.8	3.4	113.8
Other assets	0.5	—	0.1	—	9.8
Total assets acquired	20.1	57.0	63.6	18.3	427.3
Current liabilities	0.7	1.0	1.3	0.5	34.8
Deferred revenue	0.2	5.1	19.2	0.4	45.1
Capital lease obligations	14.2	—	—	0.2	—
Deferred tax liability, net	3.0	9.6	—	—	38.2
Other liabilities	—	—	—	—	3.2
Total liabilities assumed	18.1	15.7	20.5	1.1	121.3
Net assets acquired	2.0	41.3	43.1	17.2	306.0
Less cash acquired	(0.1)	(1.2)	—	—	(13.7)
Net consideration paid	$1.9	$40.1	$43.1	$17.2	$292.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the acquired assets and liabilities assumed from its Fiscal 2013 acquisitions (in millions):

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast	Core NAP
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 14, 2012	May 31, 2013
Cash	$141.6	$2.3	$—	$—	$—	$—
Other current assets	46.5	4.9	1.3	5.9	0.3	0.2
Property and equipment	1,477.3	59.0	19.4	63.5	0.4	2.5
Deferred tax assets, net	42.1	—	2.0	19.2	—	—
Intangibles	480.4	35.9	6.8	17.1	12.5	4.1
Goodwill	381.6	53.8	5.4	48.4	9.9	1.0
Other assets	12.6	—	—	0.1	—	—
Total assets acquired	2,582.1	155.9	34.9	154.2	23.1	7.8
Current liabilities	78.4	1.5	3.7	4.6	0.2	0.5
Deferred revenue	146.0	2.5	2.2	39.9	0.7	—
Other liabilities	6.1	—	—	—	—	0.2
Deferred tax liability, net	—	31.3	—	—	—	—
Total liabilities assumed	230.5	35.3	5.9	44.5	0.9	0.7
Net assets acquired	2,351.6	120.6	28.9	109.7	22.2	7.1
Cost method investment in USCarrier	—	—	(12.8)	—	—	—
Less cash acquired	(141.6)	(2.3)	—	—	—	—
Net consideration paid	$2,210.0	$118.3	$16.1	$109.7	$22.2	$7.1

The goodwill arising from the Company's acquisitions results from the cost synergies, anticipated incremental sales to the acquired company's customer base and economies-of-scale expected from the acquisitions.  The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units.  Note 6 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.

Purchase Accounting Estimates Associated with Deferred Taxes

The Company acquired material deferred tax assets and/or liabilities in its acquisitions of Latisys, Geo and AboveNet. Based on the Company’s fair value assessment related to deferred tax assets acquired in the Latisys, Geo and AboveNet acquisitions, a value of $(83.6) million, $(38.2) million, and $42.1 million, respectively, was assigned to the acquired net deferred tax (liabilities)/asset.

In conjunction with the acquisition accounting for Latisys and AboveNet, the Company completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company’s ability to utilize net operating loss carry forwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company’s acquisition of Latisys and AboveNet, the Company is subject to annual limitations on usage of the acquired $126.3 million and $1,008.8 million of NOLs generated by Latisys and AboveNet prior to the acquisition date.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in millions):

	Latisys	Geo	AboveNet
	February 23, 2015	May 16, 2014	July 2, 1012
Deferred income tax assets:
Net operating loss carryforwards	$49.9	$2.5	$405.3
Deferred revenue	1.1	4.4	49.1
Accrued expenses	0.1	—	12.2
Allowance for doubtful accounts	0.3	—	2.5
Other	0.4	—	—
Total deferred income tax assets	51.8	6.9	469.1
Deferred income tax liabilities:
Property and equipment	(42.3)	(32.9)	(250.0)
Intangible assets	(93.1)	(12.2)	(177.0)
Total deferred income tax liabilities	(135.4)	(45.1)	(427.0)
Net deferred income tax asset/(liabilities)	$(83.6)	$(38.2)	$42.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

During Fiscal 2015, the Company finalized its acquisition accounting for acquisitions consummated during Fiscal 2014 resulting in adjustments to previously reported allocation of the purchase consideration associated with its Fiscal 2014 acquisitions.  The adjustments were a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since June 30, 2014 that related to facts and circumstances that existed at the respective acquisition dates. The Company has recast the previously reported consolidated balance sheet as of June 30, 2014 in connection with the finalization of acquisition accounting for these acquisitions. The Company did not recast the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments. The following table reflects the financial statement captions impacted by the purchase accounting adjustments:

	Adjusted Balance June 30, 2014	Previously Reported Balance* June 30, 2014	Purchase accounting adjustment
Assets
Current assets
Trade receivables, net	57.2	59.0	(1.8)
Prepaid expenses	24.9	25.6	(0.7)
Deferred income taxes, net	161.0	160.4	0.6
Total current assets	243.1	245.0	(1.9)
Property and equipment, net	2,822.4	2,821.4	1.0
Intangible assets, net	710.3	709.7	0.6
Goodwill	866.7	845.3	21.4
Other assets	37.7	37.8	(0.1)
Total assets	$4,680.2	$4,659.2	$21.0

Liabilities
Current liabilities
Accounts payable	26.7	27.0	(0.3)
Accrued liabilities	172.3	159.6	12.7
Total current liabilities	199.0	186.6	12.4
Capital lease obligation, non-current	25.7	22.9	2.8
Deferred revenue, non-current	501.5	496.9	4.6
Deferred income taxes, net	153.0	151.8	1.2
Total liabilities	$879.2	$858.2	$21.0

*	As reported on Form 10-Q filed with the SEC on May 13, 2015

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $5.9 million, $4.5 million, and $14.2 million, during the years ended June 30, 2015, 2014 and 2013, respectively. Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s Fiscal 2015 and 2014 acquisitions as if the acquisitions occurred on July 1, 2013. The pro forma net loss for the periods ended June 30, 2015 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2015 and 2014 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Year Ended June 30,
	2015	2014
Revenue	$1,420.2	$1,329.6
Net loss	$(182.4)	$(221.5)

The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

(4) TRANSFER OF ZAYO PROFESSIONAL SERVICES

On July 1, 2014, Zayo Professional Services ("ZPS"), a professional services business that provides network management and technical resources to customers, was transferred from Holdings to the Company. All of the assets and liabilities of ZPS were transferred to the Company as of July 1, 2014 and the transaction was accounted for as an equity transaction at carryover basis, as it was considered to be between entities under common control. The historical results of the Company, including the consolidated financial statements and footnotes, have been recast to include ZPS's historical financial results for all periods presented herein. See Note 1 - Business and Basis of Presentation - Reclassification of Network Related Expenses and Zayo Professional Services

(5) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following (in millions):

	Estimated
	useful lives	As of June 30,
	(in years)	2015	2014
Land	N/A	$16.2	$0.7
Building leasehold and site improvements	15 to 20	109.2	64.7
Furniture, fixtures and office equipment	3 to 7	5.1	5.7
Computer hardware	3 to 5	15.1	16.7
Software	3	8.3	9.3
Machinery and equipment	5 to 7	272.1	94.9
Fiber optic equipment	8	623.3	583.7
Circuit switch equipment	10	12.1	11.8
Packet switch equipment	5	76.2	62.8
Fiber optic network	15 to 20	2,715.4	2,450.8
Construction in progress	N/A	437.1	259.0
Total		4,290.1	3,560.1
Less accumulated depreciation		(990.9)	(737.7)
Property and equipment, net		$3,299.2	$2,822.4

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2015, 2014 and 2013 was $351.4 million, $294.2 million and $280.1 million, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

During the years ended June 30, 2015, 2014 and 2013, the Company capitalized interest in the amounts of $12.5 million, $12.6 million and $13.0 million, respectively. The Company capitalized $58.3 million, $42.7 million, and $28.6 million of direct labor costs to property and equipment accounts during the years ended June 30, 2015, 2014 and 2013, respectively.

During the year ended June 30, 2015, the Company wrote-off $93.4 million in fully depreciated property and equipment.

(6) GOODWILL

The Company’s goodwill balance was $1,224.4 million and $866.7 million as of June 30, 2015 and 2014, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Zayo Cloud Services (“Cloud”) and Other (primarily ZPS).

The following reflects the changes in the carrying amount of goodwill during Fiscal 2015 (in millions):

Product Group	As of July 1, 2014	Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2015
Dark Fiber	$293.3	$16.0	$(10.2)	$299.1
Waves	269.0	1.4	(4.8)	265.6
Sonet	50.3	—	—	50.3
Ethernet	96.7	8.2	(0.7)	104.2
IP	80.5	6.8	(1.0)	86.3
MIG	43.7	29.8	(0.1)	73.4
zColo	18.6	256.0	(1.4)	273.2
Cloud	—	57.2	(0.2)	57.0
Other	14.6	0.9	(0.2)	15.3
Total	$866.7	$376.3	$(18.6)	$1,224.4

The following reflects the changes in the carrying amount of goodwill during Fiscal 2014 (in millions):

Product Group	As of July 1, 2013	Fiscal 2014 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2014
Dark Fiber	$193.3	$97.4	$2.6	$293.3
Waves	215.9	49.6	3.5	269.0
Sonet	50.3	—	—	50.3
Ethernet	91.7	4.9	0.1	96.7
IP	80.1	0.2	0.2	80.5
MIG	38.3	5.4	—	43.7
zColo	11.9	6.4	0.3	18.6
Other	7.3	—	7.3	14.6
Total	$688.8	$163.9	$14.0	$866.7

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(7) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of June 30, 2015 and 2014 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(103.6)	$685.6
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
Total	791.1	(103.7)	687.4
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(103.7)	$710.3

The weighted average remaining amortization period for the Company’s customer relationships and trade name assets is 16.3 years and 1.0 years, respectively. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 20 years. The amortization of intangible assets for the years ended June 30, 2015, 2014 and 2013 was $54.8 million, $44.0 million, and $44.4 million, respectively.

During the years ended June 30, 2015 and 2014, the Company wrote off $3.5 million and $27.2 million in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows (in millions):

Year Ended June 30,
2016	$66.3
2017	66.2
2018	66.2
2019	66.2
2020	62.6
Thereafter	599.4
Total	$926.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(8) LONG-TERM DEBT

As of June 30, 2015 and 2014, long-term debt was as follows (in millions):

	2015	2014
Term Loan Facility due 2021	$1,646.8	$2,010.8
8.125% Senior Secured Notes due 2020	—	750.0
10.125% Senior Unsecured Notes due 2020	325.6	500.0
6.00% Senior Unsecured Notes Due 2023	1,430.0	—
6.375% Senior Unsecured Notes Due 2025	350.0	—
Total debt obligations	3,752.4	3,260.8
Unamortized discount on Term Loan Facility	(19.8)	(20.6)
Unamortized premium on 6.00% Senior Unsecured Notes	7.1	—
Unamortized debt issuance costs	(71.0)	(89.4)
Carrying value of debt	3,668.7	3,150.8
Less current portion	(16.5)	(20.5)
Long-term debt, less current portion	$3,652.2	$3,130.3

On July 2, 2012, the Company and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “2020 Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”, and together with the 2020 Secured Notes, the “2020 Notes”). On July 2, 2012, the Company also entered into a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $1,620.0 million senior secured term loan facility (the “Term Loan Facility”), both of which have been subsequently amended (the “Credit Agreement”). The Term Loan Facility was issued at a discount of $30.0 million and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the years ended June 30, 2015 and 2014, respectively).  A portion of the net proceeds from the Existing Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 11—Equity ), were used to extinguish the Company’s prior term loan facility and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s prior senior secured notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on the Company’s previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of the Company’s unamortized debt issuance costs and $8.2 million associated with writing-off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, the Company and Zayo Capital entered into a second amendment (the “Second Amendment”) to the Credit Agreement governing its Term Loan Facility and Revolver. Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0% (subject to a 5.25% floor), which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

On February 27, 2013, the Company and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (subject to a 4.5% floor). The amended terms represent a downward adjustment of 50 basis points on the spread and a further 25 basis point reduction minimum floor. Under the terms of the Fourth Amendment, the Revolver bore interest at LIBOR plus 3.00%, based on the Company’s current leverage ratio, which represented a 50 basis point reduction. The Fourth Amendment also amended certain terms and provisions of the Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

In connection with the aforementioned amendments, the Company incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to the syndicate of creditors in the Term Loan Facility. Prior to the consummation of the amendments, the Company requested the consent of all creditors holding balances in the Term Loan Facility to the amended terms. $15.3 million and $15.0 million of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, were accounted for as additional debt issuance costs for the modified obligations during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $0.9 million and $1.1 million associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments, such that the full amount of the Term Loan Facility’s commitments were replaced in both the Second and Fourth Amendments.

In connection with the Second and Fourth Amendments, the Company recognized an expense of $12.2 million during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.

On November 26, 2013, the Company and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 million to $1,749.8 million and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s then current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1.9 million associated with debt extinguishment costs, including cash expense of $1.0 million related to third party costs and non-cash expense of $0.9 million associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1.5 million in debt issuance costs in the second quarter of Fiscal 2014.

On May 16, 2014, the Company and Zayo Capital Inc. entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Per the terms of the Sixth Amendment, the Company’s Term Loan Facility was increased by $275.0 million to $2,015.9 million and bears interest at the existing rate of LIBOR plus 3.0 percent with a minimum LIBOR rate of 1.0 percent. The $275.0 million add-on was priced at 99.5 percent. No other terms of the Credit Agreement were amended. In connection with the Sixth Amendment, the Company incurred an additional $3.2 million in debt issuance costs and $1.4 million was recorded as a discount.

On December 15, 2014, the Company redeemed $75.0 million of its outstanding 2020 Secured Notes at a price of 108.125% of the principal amount and $174.4 million of its outstanding 2020 Unsecured Notes at a price of 110.125% (collectively, the “December Notes Redemption”). As part of the Note Redemption, the Company recorded an early redemption call premium of $23.8 million which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

On January 23, 2015, the Company and Zayo Capital (together “the Issuers”) completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offerings is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the Company’s remaining $675.0 million 2020 Secured Notes (the “Second Note Redemption”) at a price of 105.75%. As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On April 17, 2015, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. Per the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and its maturity date was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of the Company’s Term Loan Facility, subject to amendment thereof, and (iii) six months prior to the maturity date of the Company’s 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling. Further, pursuant to the Seventh Amendment, up to $50.0 million of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, the Company and Zayo Capital issued $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Senior Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025. The net proceeds from the 2025 Senior Unsecured Notes were used to repay $344.5 million of the Company’s Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million.

On May 6, 2015, the Company entered into an Amendment and Restatement Agreement whereby the Credit Agreement was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of all of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the Fixed Charge Coverage Ratio covenant and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral.

Interest rates on the Term Loan Facility and Revolver as of June 30, 2015 were 3.75% and 3.0%, respectively.

As of June 30, 2015, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $9.2 million as of June 30 2015, leaving $440.8 million available under the Revolver as of June 30, 2015. The Revolver is subject to a i) fee per annum of 0.25% to 0.375% (based on the Company’s current leverage ratio) of the weighted-average unused capacity and ii) the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio. The Revolver has a maturity date of January 2020.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Debt covenants

The indentures (the “Indentures”) governing the 2020 Unsecured Notes, the 2023 Unsecured Notes and the 2025 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control. The Credit Agreement also contains a covenant, applicable only to the Revolver, that the Company maintains a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver.

The Indentures governing the 2020 Unsecured Notes limit any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA, as defined in the Indentures, and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2015 and 2014.

Redemption rights

At any time prior to May 15, 2018 (for the 2025 Unsecured Notes), April 1, 2018 (for the 2023 Unsecured Notes) and July 1, 2016 (for the 2020 Unsecured Notes) the Company may redeem all or part of the applicable Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a “make-whole” premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.

On or after May 1, 2020 (for the 2025 Unsecured Notes),  April 1, 2018 (for the 2023 Unsecured Notes) or July 1, 2016 (for the 2020 Unsecured Notes), the Company may redeem all or part of the applicable Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period of the years indicated below:

Year	Redemption Price (2020 Unsecured Notes)
2016	105.063%
2017	102.531%
2018 and thereafter	100.000%

Year	Redemption Price (2023 Unsecured Notes)
2018	104.500%
2019	103.000%
2020	101.500%
2021 and thereafter	100.000%

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Year	Redemption Price (2025 Unsecured Notes)
2020	103.188%
2021	102.125%
2022	101.063%
2023 and thereafter	100.000%

The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2015 (in millions):

Year Ended June 30,
2016	$16.5
2017	16.5
2018	16.5
2019	16.5
2020	16.5
Thereafter	3,669.9
Total	$3,752.4

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Note offerings, the Company incurred debt issuance costs of $99.3 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $23.2 million, $0.7 million and $42.3 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the years ended June 30, 2015, 2014 and 2013, respectively.

The balance of debt issuance costs as of June 30, 2015 and June 30, 2014 was $71.0 million and $89.4 million, net of accumulated amortization of $28.3 million and $25.4 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $13.9 million for the years ended June 30, 2015 and 2014 and $11.5 million during the year ended June 30, 2013.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to “Long-term debt, non-current”.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

Changes in the fair value of interest rate swaps are recorded in interest expense in the consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $4.1 million and $2.0 million are included in “Other long term liabilities” in the Company’s consolidated balance sheet as of June 30, 2015 and 2014, respectively. During the year ended June 30, 2015, 2014 and 2013, $2.1 million, $4.6 million and $(2.6) were recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps.

(9) INCOME TAXES

The Company, a limited liability company, is taxed at the Holdings level.  All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s (benefit)/provision for income taxes from operations are summarized as follows (in millions):

The United States and foreign components of (loss)/benefit from operations before income taxes are as follows (in millions):

	Year Ended June 30,
	2015	2014	2013
Current Income Taxes
Federal	$1.7	$6.3	$—
State	4.4	3.8	1.7
Foreign	(1.6)	3.3	—
Total	$4.5	$13.4	$1.7
Deferred Income Taxes
Federal	$(8.6)	$26.3	$(23.5)
State	(6.9)	1.2	(3.5)
Foreign	2.3	(0.6)	3.5
Total	(13.2)	26.9	(23.5)
Total (benefit)/provision for income taxes	$(8.7)	$40.3	$(21.8)

The United States and foreign components of loss from operations before income taxes are as follows (in millions):

	Year Ended June 30,
	2015	2014	2013
United States	$(159.4)	$(127.8)	$(179.5)
Foreign	$(4.4)	$(9.0)	$15.8
Total	$(163.8)	$(136.8)	$(163.7)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as the stock-based compensation expense related to the Company’s CII common units that is recorded as an expense for financial reporting purposes but is not deductible for tax purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2015, 2014 and 2013 are as follows (in millions):

	Year ended June 30,
	2015	2014	2013
Expected benefit/provision at the statutory rate	$(57.3)	$(47.9)	$(57.1)
Increase/(decrease) due to:
Non-deductible stock-based compensation	59.4	96.5	35.6
State income taxes benefit, net of federal benefit	(7.4)	(6.3)	(1.9)
Transactions costs not deductible for tax purposes	0.7	0.8	1.3
Reversal of uncertain tax positions, net	—	(2.6)	—
State NOL adjustment	—	—	2.8
Change in effective tax rate	(2.2)	(0.3)	—
Change in valuation allowance	—	1.3	—
Foreign tax rate differential	0.6	1.0	(2.3)
Other, net	(2.5)	(2.2)	(0.2)
(Benefit)/provision for income taxes	$(8.7)	$40.3	$(21.8)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (millions):

	June 30,
	2015	2014
Deferred income tax assets
Net operating loss carry forwards	$434.0	$415.6
Alternate minimum tax credit carryforwards	8.4	6.3
Deferred revenue	243.5	190.7
Accrued expenses	27.9	22.4
Other liabilities	14.4	7.6
Reserves against accounts receivable	10.2	6.4
Other	17.4	2.1
Total deferred income tax assets	755.8	651.1
Valuation allowance	(1.1)	(2.2)
Net deferred tax assets	754.7	648.9
Deferred income tax liabilities
Property and equipment	468.9	374.4
Intangible assets	327.2	239.3
Debt issuance costs	18.8	27.2
Total deferred income tax liabilities	814.9	640.9
Net deferred income tax assets/(liabilities)	$(60.2)	$8.0

As of June 30, 2015, the Company had $1,115.0 million of federal net operating loss ("NOL") carry forwards. It utilized approximately $95.9 million during Fiscal 2015.  The Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available NOL carry forwards as of June 30, 2015 are approximately $485.9 million.  An additional $185.9 million will become available for use during fiscal year ended June 30, 2016.  The Company's NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032.

As of June 30, 2015, the Company had approximately $11.6 million of foreign jurisdiction net operating loss carry forwards, primarily in France.  The majority of these foreign jurisdiction net operating loss carry forwards do not expire.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

As of June 30, 2015, the Company had tax-effected state net operating loss carry forwards of approximately $38.7 million, which are subject to limitations on their utilization and have various expiration dates through 2032.

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

Release of Accrual for Uncertain Tax Position

During Fiscal 2014, the Company released an accrual of $2.6 million related to an uncertain tax position previously recognized in connection with the FiberNet acquisition upon settlement of the matter with the Internal Revenue Service. The uncertain tax position was associated with a deduction taken for accelerated vesting of restricted stock units. This reduced the Company's estimated effective tax rate for the fiscal year ended June 30, 2014. The remaining accrual was recorded as a reduction of the deferred tax assets associated with the Company's net operating loss carry forwards.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and as a result of the substantial NOL carry forwards, are netted against the Company’s deferred tax asset balance in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Year Ended June 30, 2014
Balance, beginning of year	$6.4
Decreases	(6.4)
Balance, end of year	$—

(10) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following (in millions):

	Year Ended June 30,
	2015	2014
Accrued compensation and benefits	$19.4	$13.3
Accrued property and equipment purchases	54.7	46.2
Network expense accruals	77.2	79.2
Other accrued taxes	12.7	9.3
Accrued professional fees	3.4	3.9
Other accruals	15.0	20.4
Total	$182.4	$172.3

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

During the years ended June 30, 2015, 2014 and 2013, Holdings contributed $385.0 million, $5.6 million and $344.0 million, respectively, in cash to the Company.  During the year ended June 30, 2015 there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of previously recorded stock-based compensation liability to member’s interest (see Note 12 – Stock-Based Compensation).

As discussed in Note 3—Acquisitions, CII issued 301,949 preferred units with an estimated fair value of $1.6 million in connection with the Corelink acquisition during the first quarter of Fiscal 2014.

Prior to the spin-off of Onvoy to CII, Holdings was the taxable parent of the Company and Onvoy Voice Services, Inc. (“Onvoy”). Holdings allowed for the sharing of Holdings’ NOL carry forwards between the Company and Onvoy. To the extent that any entity utilized NOLs or other tax assets that were generated or acquired by the other entity, the entities would settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred-tax transfers between the companies via an increase or decrease to the respective entity’s member’s equity. During the years ended June 30, 2014 and 2013, the Company’s member’s equity balance decreased by $6.0 million and $5.3 million, respectively, as a result of transferring net deferred tax assets or liabilities to Onvoy.

(12) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the consolidated statements of operations (in millions).

	Year Ended June 30,
Included in:	2015	2014	2013
Operating costs	$23.3	$20.2	$7.7
Selling, general and administrative expenses	177.4	233.5	98.1
Total stock-based compensation expense	$200.7	$253.7	$105.8

CII Common units	$156.4	$253.3	$104.9
CII Preferred units	0.4	0.4	0.9
Part A restricted stock units	12.6	—	—
Part B restricted stock units	31.3	—	—
Total stock-based compensation expense	$200.7	$253.7	$105.8

As of year ended June 30, 2015, there were 933,217 Part A RSUs outstanding and 1,249,873 Part B target RSUs outstanding.

CII Common Units

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount is reflected in the Company’s consolidated statement of member’s equity as an increase to additional-paid-in-capital during the year ended June 30, 2015.   The fair value of the unrecognized compensation expense associated with unvested CII common units is being recognized over the remaining vesting period of the Company’s outstanding common units through May 15, 2017.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

Employees with unvested CII common units have and/or will continue to receive monthly distributions from CII of ZGH’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of ZGH’s common stock associated with unvested CII common units that have or will be distributed subsequent to the IPO date. In addition, CII has and may in the future be required to distribute additional shares of ZGH’s common stock to CII common unit holder s on a quarterly basis through June 30, 2016 based on ZGH’s stock price performance, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is ZGH’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of ZGH’s common stock that have or will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

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

During the years ended June 30, 2015, 2014 and 2013, the Company recognized $156.4 million, $253.3 million and $104.9 million, respectively, of stock-based compensation expense related to vesting of CII common units. As of June 30, 2015, the unrecognized compensation associated with unvested CII common units was $70.2 million.

CII Preferred Units

CII has issued preferred units of CII to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the awards as equity awards. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company’s member’s interest of $0.4 million, $0.4 million and $0.9 million for the years ended June 30, 2015, 2014, and 2013, respectively.

In connection with the non-liquidating distribution by CII approved on October 9, 2014, the Company’s CEO and independent directors with vested CII preferred units received 256,265 shares of ZGH’s common stock equal to the underlying value of their vested CII preferred units. A total of 29,555 shares of ZGH’s common stock associated with unvested CII preferred units have or will be distributed subsequent to the IPO date.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

During the years ended June 30, 2015 the Company recognized $12.6 million of compensation expense associated with the vested portion of the Part A awards. The June 30, 2015 quarterly award is recorded as a liability totaling $1.9 million as of June 30, 2015, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the quarter ending September 30, 2015. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to member’s interest, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At June 30, 2015, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $12.6 million.

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

The table below reflects the total Part B RSUs granted during each period presented, the maximum eligible shares of ZGH’s stock that the respective Part B RSU grant could be converted into shares of ZGH’s common stock and the grant date fair value per Part B RSU (in millions):

	During the three months ended
	June 30, 2015	March 31, 2015	December 31, 2014
Part B RSUs granted	316,353	359,658	575,660
Maximum eligible shares of the Company's stock	1,490,023	1,381,086	2,210,534
Grant date fair value per Part B RSU	$27.10	$24.36	$63.12

During years ended June 30, 2015, the Company recognized stock-based compensation expense of $31.3 million related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $21.9 million at June 30, 2015.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(13) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2015 and 2014, due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized premium was $2,112.7 million and $1,250.0 million as of June 30, 2015 and 2014, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of June 30, 2015 and 2014 was estimated to be $2,109.3 million and $1,294.8 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, net of the unamortized discounts was $1,627.0 million and $1,990.2 million as of June 30, 2015 and 2014, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.5 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $2.1 million and $4.6 million were recorded as an increase to interest expense during the year ended June 30, 2015 and June 30, 2014, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $7.3 million.

As of June 30, 2015 and 2014, there is no balance currently outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below (in millions):

	Level	June 30, 2015	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$4.1	$2.0

Prior to the deemed modification of the Company’s stock-based compensation arrangements (See Note 12 – Stock-based Compensation), the Company recorded its stock based compensation liability at fair value.  The fair value of the Company’s stock-based compensation liability as of June 30, 2014 was $392.4 million and was derived utilizing Level 3 inputs.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(14) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows (in millions):

Year Ended June 30,
2016	$6.4
2017	7.0
2018	5.6
2019	5.0
2020	3.8
Thereafter	17.3
Total minimum lease payments	45.1
Less amounts representing interest	(12.4)
Less current portion	(4.4)
Capital lease obligations, non-current	$28.3

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $125.3 million, $90.1 million, and $87.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

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

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows (in millions):

Year Ended June 30,
2016	$119.3
2017	86.9
2018	75.4
2019	62.7
2020	48.9
Thereafter	280.7
$673.9

Lease Termination Costs

In connection with integration activities associated with acquisitions completed during Fiscal 2012 and 2013, the Company completed an analysis of existing and acquired facilities leases and determined that certain facilities under lease would not be used by the Company in the future. During the fourth quarter of 2013, the Company recorded a charge for lease termination costs totaling $10.4 million related to exit activities initiated for unutilized space associated with leased office and technical facilities, which was partially offset by a benefit related to the release of associated rent escalation accrual in the amount of $0.2 million. The net $10.2 million charge has been included in operating costs and selling, general and administrative expenses for Fiscal 2013. As of June 30, 2015 and 2014, the remaining lease termination obligation associated with these facilities was $6.3 million and $8.1 million, respectively, which is recorded net of anticipated sublease income.   The Company periodically re-evaluates its assumptions used to estimate this obligation and may record adjustments prospectively as facts or circumstances change related to the utilized space associated with leased facilities.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Purchase Commitments

At June 30, 2015, the Company was contractually committed for $226.4 million of capital expenditures for construction materials and purchases of property and equipment.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding Letters of Credit

As of June 30, 2015, the Company had $9.2 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.

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

The following table represents the revenue and expense transactions the Company recorded with OVS (in millions):

	Year Ended June 30,
	2015	2014	2013
Revenues	$6.9	$7.0	6.6
Operating costs	$1.0	$1.6	1.5

As of June 30, 2015 and June 30, 2014, the Company had a balance due from OVS in the amount of $0.6 million and $0.1 million, respectively.

As of June 30, 2015, the Company had a balance due to ZGH of $1.3 million related to certain expenses of the Company that were paid by ZGH.

As discussed in Note 11 – Equity, during Fiscal 2014: i) the Board of CII authorized a non-liquidating distribution to certain common unit holders of up to $10.0 million, and the Company advanced $10.0 million to CII, evidenced by an intercompany note receivable, ii) the board of managers of CII authorized and paid a non-liquidating distribution to the Company’s CEO of $3.0 million and amended the intercompany note receivable with CII for the incremental distribution, and iii) the board of managers of CII authorized and redeemed for cash the vested common units held by a member of management for $9.0 million in full and final settlement of his outstanding common unit grants and further amended the intercompany note receivable with CII for the incremental distribution. The amount due to the Company from CII of $22.0 million was reflected as a reduction of stockholder’s equity as of June 30, 2014.  In October 2014, the Company and CII entered into an agreement which relieved CII of its obligation to repay the outstanding intercompany note receivable balance. As of June 30, 2015, the Company does not have an outstanding receivable balance from CII.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the years ended June 30, 2015 and 2014, respectively, the Company reimbursed Mr. Caruso $0.7 million and $0.1 million for his business use of the aircraft.

On June 28, 2012, Matt Erickson, the President of Zayo Physical Infrastructure, purchased $0.6 million in aggregate principal amount of the Company’s 10.125% 2020 Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. On December 15, 2015, approximately $0.2 million of Mr. Erickson’s notes were redeemed as part of the pro rata redemption of the 2020 Unsecured Notes following the ZGH initial public offering, and as of June 30, 2015, the principal amount of notes held by Mr. Erickson was $0.4 million.

(16) SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company’s individual strategic product groups (“SPGs”) are organized into three operating segments based on the similarities of business activities: Physical Infrastructure, Cloud and Connectivity and Other. The Company’s operating segments are also its reporting segments. The Physical Infrastructure operating segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and Zayo Colocation (“zColo”). The Cloud and Connectivity operating segment is comprised of the following SPGs: Wavelengths, Ethernet, IP, SONET and Cloud. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Cloud and Connectivity and Other reportable segments. The segment managers for each of the Physical Infrastructure, Cloud and Connectivity and Other operating segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

The Company’s three operating segments are described below:

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

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Revenues for all of the Company’s products are included in one of the Company’s three segments. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and
•	does not reflect cash required to pay income taxes.

	For the year ended June 30, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$662.4	$661.5	$23.2	$—	$1,347.1
Segment Adjusted EBITDA	432.8	344.5	5.3	—	782.6
Total assets	3,694.3	1,976.0	35.0	388.7	6,094.0
Capital expenditures	328.4	201.8	0.2	—	530.4

	For the year ended June 30, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$495.4	$606.2	$28.1	$—	$1,129.7
Segment Adjusted EBITDA	325.6	326.7	8.0	—	660.3
Total assets	2,872.5	1,739.1	43.1	326.2	4,980.9
Capital expenditures	209.2	151.6	—	—	360.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

	For the year ended June 30, 2013
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$413.0	$570.5	$27.8	$(0.3)	$1,011.0
Segment Adjusted EBITDA	276.1	278.3	6.2	(0.1)	560.5
Total assets (1)	2,311.5	1,685.5	32.4	122.7	4,152.1
Capital expenditures, net of stimulus grant reimbursements	180.3	143.0	—	—	323.3

Reconciliation from Total Segment Adjusted EBITDA to net loss from operations

	For the year ended June 30,
	2015	2014	2013
	(in millions)
Total Segment Adjusted EBITDA	$782.6	$660.3	$560.5
Interest expense	(214.0)	(203.5)	(202.5)
Depreciation and amortization expense	(406.2)	(338.2)	(324.5)
Transaction costs	(5.9)	(4.5)	(14.2)
Stock-based compensation	(200.7)	(253.7)	(105.8)
Loss on extinguishment of debt	(94.3)	(1.9)	(77.3)
Unrealized foreign currency gain/(loss)	(24.4)	4.7	0.1
Non-cash loss on investments	(0.9)	—	—
Net loss from continuing operations before provision for income taxes	$(163.8)	$(136.8)	$(163.7)

The following is a summary of geographical information (in millions):

	For the year ended June 30,
	2015	2014	2013
Revenue from external customers:
United States	$1,193.5	$1,059.3	$953.1
United Kingdom	119.0	70.3	57.5
Japan	—	0.1	0.4
France	34.6	—	—
Total Revenue	$1,347.1	$1,129.7	$1,011.0
Long-lived assets:
United States	$3,848.0	$3,140.2	2,995.3
United Kingdom	405.3	429.9	120.2
Japan	0.3	0.3	—
France	48.7	—	—
Total Long-lived assets	$4,302.3	$3,570.4	$3,115.5

The Company includes all non-current assets, except for goodwill in its long-lived assets.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

On July 2, 2014, the Company acquired Neo. The Company reported the operating results of Neo in the “Other Segment” in its previously filed Quarterly Reports on Form 10-Q during Fiscal 2015. During the quarter ended June 30, 2015, the Company implemented certain changes to its SPG structure which resulted in the operating results and assets of the acquired Neo entity to be further distributed amongst the Physical Infrastructure and Cloud and Connectivity reporting segments. The tables below reflect a recast of previously reported quarterly segment financial information which gives effect to this change. Additionally, total assets in the table below have been adjusted to exclude debt issuance costs (see Note 8–Long Term Debt).

	For the three months ended September 30, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$154.0	$160.5	$6.1	$—	$320.6
Segment Adjusted EBITDA	98.4	83.2	1.4	—	183.0
Total assets	2,891.8	1,756.5	40.5	284.1	4,972.9
Capital expenditures, net of stimulus grant reimbursements	69.0	46.3	—	—	115.3

	For the three months ended December 31, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$156.4	$162.0	$5.5	$—	$323.9
Segment Adjusted EBITDA	102.9	85.7	1.1	—	189.7
Total assets	2,900.5	1,768.0	36.1	284.2	4,988.8
Capital expenditures, net of stimulus grant reimbursements	77.0	52.5	—	—	129.5

	For the six months ended December 31, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$310.4	$322.6	$11.5	$—	$644.5
Segment Adjusted EBITDA	201.3	168.9	2.5	—	372.7
Capital expenditures, net of stimulus grant reimbursements	146.0	98.8	—	—	244.8

	For the three months ended March 31, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$168.2	$166.8	$5.7	$—	$340.7
Segment Adjusted EBITDA	110.5	87.3	1.2	—	199.0
Total assets	3,615.5	1,946.3	38.5	285.9	5,886.2
Capital expenditures, net of stimulus grant reimbursements	83.2	46.9	—	—	130.1

	For the nine months ended March 31, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$478.6	$489.4	$17.2	$—	$985.2
Segment Adjusted EBITDA	311.7	256.2	3.8	—	571.7
Capital expenditures, net of stimulus grant reimbursements	229.2	145.7	—	—	374.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(17) Condensed Consolidating Financial Information

As discussed Note 8 – Long-Term Debt, as of June 30, 2015, the Company has outstanding $325.6 million 2020 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $350.0 million 2025 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

Condensed Consolidating Balance Sheets
Year Ended June 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$274.3	$4.7	$29.0	$—	308.0
Trade receivables, net of allowance	54.7	4.6	28.7	—	88.0
Due from related parties	(1.3)	0.4	2.9	(1.4)	0.6
Prepaid expenses	25.8	4.4	7.1	—	37.3
Deferred income taxes, net	128.5	—	1.0	—	129.5
Other assets	3.6	—	0.3	—	3.9
Total current assets	485.6	14.1	69.0	(1.4)	567.3
Property and equipment, net	2,622.9	335.5	340.8	—	3,299.2
Intangible assets, net	605.8	239.5	103.0	—	948.3
Goodwill	762.2	281.0	181.2	—	1,224.4
Other assets	36.2	8.3	10.3	—	54.8
Related party receivable	304.8	—	—	(304.8)	—
Investment in subsidiary	1,050.8	—	—	(1,050.8)	—
Total assets	$5,868.3	$878.4	$704.3	$(1,357.0)	$6,094.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$16.5	$—	$—	$—	16.5
Accounts payable	26.6	4.0	9.4	—	40.0
Accrued liabilities	125.6	20.6	36.2	—	182.4
Accrued interest	57.2	—	—	—	57.2
Capital lease obligations, current	2.0	1.6	0.8	—	4.4
Due to related parties	1.7	—	—	(1.4)	1.3
Deferred revenue, current	73.2	2.8	10.6	—	86.6
Total current liabilities	302.8	29.0	58.0	(1.4)	388.4
Long-term debt, non-current	3,652.2	—	—	—	3,652.2
Related party debt, long-term	—	—	304.8	(304.8)	—
Capital lease obligation, non-current	5.6	18.6	4.1	—	28.3
Deferred revenue, non-current	559.4	4.6	48.7	—	612.7
Stock-based compensation liability	1.5	0.1	0.3	—	1.9
Deferred income taxes, net	139.2	—	50.5	—	189.7
Other long-term liabilities	13.5	10.5	2.7	—	26.7
Total liabilities	4,674.2	62.8	469.1	(306.2)	4,899.9
Member's equity
Member's interest	1,730.1	778.1	251.2	(1,060.3)	1,699.1
Accumulated other comprehensive (loss)/income	—	—	(7.9)	—	(7.9)
Accumulated deficit	(536.0)	37.5	(8.1)	—	(497.1)
Total member's equity	1,194.1	815.6	235.2	(1,050.8)	1,194.1
Total liabilities and member's equity	$5,868.3	$878.4	$704.3	$(1,357.0)	$6,094.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Balance Sheets
Year Ended June 30, 2014

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$256.0	$5.8	$35.6	$—	297.4
Trade receivables, net of allowance	33.6	8.2	15.4	—	57.2
Due from related parties	0.3	—	0.6	—	0.9
Prepaid expenses	18.7	0.9	5.3	—	24.9
Deferred income taxes, net	156.0	3.5	1.5	—	161.0
Other assets	1.9	—	0.5	—	2.4
Total current assets	466.5	18.4	58.9	—	543.8
Property and equipment, net	2,389.3	109.3	323.8	—	2,822.4
Intangible assets, net	563.7	51.1	95.5	—	710.3
Goodwill	683.5	38.0	145.2	—	866.7
Other assets	23.4	3.5	10.8	—	37.7
Related party receivable	267.8	—	—	(267.8)	—
Investment in subsidiary	332.1	—	—	(332.1)	—
Total assets	$4,726.3	$220.3	$634.2	$(599.9)	$4,980.9
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$20.5	$—	$—	$—	20.5
Accounts payable	20.4	4.3	2.0	—	26.7
Accrued liabilities	125.0	21.0	26.3	—	172.3
Accrued interest	57.1	—	—	—	57.1
Capital lease obligations, current	1.5	0.9	—	—	2.4
Due to related parties	(0.7)	—	0.7	—	—
Deferred revenue, current	56.7	1.6	17.1	—	75.4
Total current liabilities	280.5	27.8	46.1	—	354.4
Long-term debt, non-current	3,130.3	—	—	—	3,130.3
Related party debt, long-term	—	—	267.8	(267.8)	—
Capital lease obligation, non-current	5.6	18.4	1.7	—	25.7
Deferred revenue, non-current	459.5	8.6	33.4	—	501.5
Stock-based compensation liability	343.8	23.3	25.3	—	392.4
Deferred income taxes, net	93.0	—	45.3	—	153.0
Other long-term liabilities	12.3	9.8	0.2	—	22.3
Total liabilities	4,325.0	102.6	419.8	(267.8)	4,579.6
Member's equity
Member's interest	782.2	73.8	205.0	(332.1)	728.9
Accumulated other comprehensive (loss)/income	—	—	14.4	—	14.4
Accumulated deficit	(380.9)	43.9	(5.0)	—	(342.0)
Total member's equity	401.3	117.7	214.4	(332.1)	401.3
Total liabilities and member's equity	$4,726.3	$220.3	$634.2	$(599.9)	$4,980.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Operations
Year Ended June 30, 2015

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$1,040.1	$151.6	$155.4	$—	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation amortiztion and including stock-based compensation)	313.8	54.4	45.3	—	413.5
Selling, general and administrative expenses (including stock-based compensation)	266.4	38.9	52.8	—	358.1
Depreciation and amortization	321.7	42.7	41.8	—	406.2
Total operating costs and expenses	901.9	136.0	139.9	—	1,177.8
Operating income	138.2	15.6	15.5	—	169.3
Other expenses
Interest expense	(177.0)	(20.3)	(16.7)	—	(214.0)
Loss on extinguishment of debt	(91.8)	(1.7)	(0.8)	—	(94.3)
Foreign currency (loss)/gain on intercompany loans	(23.2)	—	(1.2)	—	(24.4)
Other income, net	(0.4)	—	—	—	(0.4)
Equity in net earnings of subsidiaries	(9.5)	—	—	9.5	—
Total other expense, net	(301.9)	(22.0)	(18.7)	9.5	(333.1)
(Loss)/earnings before provision for income taxes	(163.7)	(6.4)	(3.2)	9.5	(163.8)
(Benefit)/provision for income taxes	(8.6)	—	(0.1)	—	(8.7)
Net (loss)/earnings	$(155.1)	$(6.4)	$(3.1)	$9.5	$(155.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Operations
Year Ended June 30, 2014

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$956.5	$102.8	$70.4	$—	$1,129.7
Operating costs and expenses
Operating costs (excluding depreciation amortiztion and including stock-based compensation)	290.1	45.5	7.7	—	343.3
Selling, general and administrative expenses (including stock-based compensation)	327.3	28.3	29.0	—	384.6
Depreciation and amortization	307.6	13.8	16.8	—	338.2
Total operating costs and expenses	925.0	87.6	53.5	—	1,066.1
Operating income	31.5	15.2	16.9	—	63.6
Other expenses
Interest expense	(201.1)	—	(2.4)	—	(203.5)
Loss on extinguishment of debt	(1.9)	—	—	—	(1.9)
Foreign currency (loss)/gain on intercompany loans	3.5	—	1.2	—	4.7
Other income, net	0.3	—	—	—	0.3
Equity in net earnings of subsidiaries	28.2	—	—	(28.2)	—
Total other expense, net	(171.0)	—	(1.2)	(28.2)	(200.4)
(Loss)/earnings before provision for income taxes	(139.5)	15.2	15.7	(28.2)	(136.8)
(Benefit)/provision for income taxes	37.6	-	2.7	—	40.3
Net (loss)/earnings	$(177.1)	$15.2	$13.0	$(28.2)	$(177.1)

Condensed Consolidating Statements of Operations
Year Ended June 30, 2013

	Zayo Group, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	(Issuer)
Revenue	$876.4	$85.4	$57.9	$(8.7)	$1,011.0
Operating costs and expenses
Operating costs (excluding depreciation amortiztion and including stock-based compensation)	255.5	50.4	16.9	(8.7)	314.1
Selling, general and administrative expenses (including stock-based compensation)	229.5	9.4	17.8	—	256.7
Depreciation and amortization	301.4	9.8	13.3	—	324.5
Total operating costs and expenses	786.4	69.6	48.0	(8.7)	895.3
Operating income	90.0	15.8	9.9	—	115.7
Other expenses
Interest expense	(202.1)	—	(0.4)	—	(202.5)
Loss on extinguishment of debt	(77.3)	—	—	—	(77.3)
Foreign currency (loss)/gain on intercompany loans	0.1	—	—	—	0.1
Other income, net	0.2	—	0.1	—	0.3
Equity in net earnings of subsidiaries	20.7	—	—	(20.7)	—
Total other expense, net	(258.4)	—	(0.3)	(20.7)	(279.4)
(Loss)/earnings before provision for income taxes	(168.4)	15.8	9.6	(20.7)	(163.7)
(Benefit)/provision for income taxes	(26.5)	—	4.7	—	(21.8)
Net (loss)/earnings	$(141.9)	$15.8	$4.9	$(20.7)	$(141.9)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended June 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$489.3	$55.7	62.0	$607.0

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(436.8)	(47.8)	(45.8)	(530.4)
Acquisitions, net of cash acquired	(113.5)	(668.3)	(73.9)	(855.7)
Net cash used in investing activities	(550.3)	(716.1)	(119.7)	(1,386.1)

Cash flows from financing activities:
Proceeds from debt	1,747.2	—	40.1	1,787.3
Proceeds from equity offerings and contributions	(290.9)	660.7	15.2	385.0
Direct costs associated with equity offerings	-	—	—	-
Principal payments on long-term debt	(1,288.5)	—	—	(1,288.5)
Payment of early redemption fees on debt extinguished	(62.6)	—	—	(62.6)
Principal repayments on capital lease obligations	(1.7)	(1.4)	(0.4)	(3.5)
Payment of debt issuance costs	(24.2)	—	—	(24.2)
Net cash provided by financing activities	79.3	659.3	54.9	793.5
Effect of changes in foreign exchange rates on cash	—	—	(3.8)	(3.8)
Net (decrease)/increase in cash and cash equivalents	18.3	(1.1)	(2.8)	14.4
Cash and cash equivalents, beginning of period	256.0	5.8	35.6	297.4
Cash and cash equivalents, end of period	$274.3	$4.7	$29.0	$308.0

Condensed Consolidating Statements of Cash Flows
Year Ended June 30, 2014

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$485.5	43.2	33.3	$562.0

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(316.6)	(28.2)	(16.0)	(360.8)
Acquisitions, net of cash acquired	(83.2)	(17.8)	(292.3)	(393.3)
Net cash used in investing activities	(399.8)	(46.0)	(308.3)	(754.1)

Cash flows from financing activities:
Proceeds from debt	423.6	—	—	423.6
Proceeds from revolving credit facility	195.0	—	—	195.0
Proceeds from equity offerings and contributions	11.2	(5.6)	—	5.6
Distribution to parent	(1.2)	—	—	(1.2)
Dividends received/(paid)	(70.8)	15.8	55.0	—
Principal payments on long-term debt	(18.0)	—	—	(18.0)
Principal repayments on capital lease obligations	(2.1)	(5.8)	—	(7.9)
Payment of)/receipt from intercompany loans	(251.1)	—	251.1	—
Payments on revolving credit facility	(195.0)	—	—	(195.0)
Payment of debt issuance costs	(4.9)	—	—	(4.9)
Net cash provided by financing activities	86.7	4.4	306.1	397.2
Effect of changes in foreign exchange rates on cash	—	—	1.0	1.0
Net (decrease)/increase in cash and cash equivalents	172.4	1.6	31.1	205.1
Cash and cash equivalents, beginning of period	83.6	4.2	3.5	91.3
Cash and cash equivalents, end of period	$256.0	$5.8	$35.6	$297.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended June 30, 2013

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$359.3	$31.8	$13.6	$404.7

Cash flows from investing activities:
Purchases of property and equipment, net of stimulus grants	(299.8)	(14.1)	(9.4)	(323.3)
Acquisitions, net of cash acquired	(2,489.0)	0.4	7.9	(2,480.7)
Net cash used in investing activities	(2,788.8)	(13.7)	(1.5)	(2,804.0)

Cash flows from financing activities:
Proceeds from debt	3,184.4	4.9	—	3,189.3
Proceeds from equity offerings and contributions	344.0	—	—	344.0
Dividends received/(paid)	18.6	(18.6)	—	—
Principal payments on long-term debt	(1,058.6)	—	—	(1,058.6)
Payment of early redemption fees on debt extinguished	(72.1)	—	—	(72.1)
Principal repayments on capital lease obligations	(1.8)	(0.1)	—	(1.9)
Payment of)/receipt from intercompany loans	8.3	—	(8.3)	—
Payment of debt issuance costs	(83.1)	—	—	(83.1)
Changes in restricted cash, net	22.6	—	—	22.6
Net cash provided by financing activities	2,362.3	(13.8)	(8.3)	2,340.2
Effect of changes in foreign exchange rates on cash	0.1	(0.1)	(0.3)	(0.3)
Net (decrease)/increase in cash and cash equivalents	(67.2)	4.3	3.8	(59.1)
Cash and cash equivalents, beginning of period	150.7	—	—	150.7
Cash and cash equivalents, end of period	$83.6	$4.2	$3.5	$91.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended June 30, 2015 (in millions):

	2015 Quarter Ended (1)
	September 30 (1)	December 31	March 31 (3) (4)	June 30	Total
Revenue	$320.6	$323.9	$340.7	$361.9	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	107.3	97.8	100.9	107.5	413.5
Selling, general and administrative expenses (including stock-based compensation) (2)	156.6	32.1	83.0	86.4	358.1
Depreciation and amortization	96.0	96.9	100.1	113.2	406.2
Total operating costs and expenses	359.9	226.8	284.0	307.1	1,177.8
Operating income	(39.3)	97.1	56.7	54.8	169.3
Other expenses
Interest expense	(46.9)	(53.4)	(60.7)	(53.0)	(214.0)
Loss on extinguishment of debt (5)	—	(30.9)	(54.9)	(8.5)	(94.3)
Foreign currency (loss)/gain on intercompany loans	(14.7)	(13.3)	(13.2)	16.8	(24.4)
Other (expense)/income, net	—	(0.1)	—	(0.3)	(0.4)
Total other expenses, net	(61.6)	(97.7)	(128.8)	(45.0)	(333.1)
(Loss)/earnings from operations before income taxes	(100.9)	(0.6)	(72.1)	9.8	(163.8)
(Benefit)/provision for income taxes	9.4	(4.3)	(18.4)	4.6	(8.7)
Net (loss)/earnings	$(110.3)	$3.7	$(53.7)	$5.2	$(155.1)

(1)	The Company realized an increase in revenue and operating expenses beginning July 1, 2014 as a result of the acquisition of AtlantaNap and Neo.
(2)

The Company realized an increase in compensation expense in the first quarter as a result of an increase in the estimated fair value of CII common units as a result of the pending IPO.  The common unit fair values were further adjusted in second quarter upon completion of the IPO.  See Note 12— Stock-based Compensation.

(3)	The Company realized an increase in revenue and operating expenses beginning January 1, 2015 as a result of the acquisition of IdeaTek.
(4)	The Company realized an increase in revenue and operating expenses beginning February 23, 2015 as a result of the acquisition of Latisys.
(5)

The Company completed debt refinancing transactions during the second, third and fourth quarters of Fiscal 2015, resulting in a loss on debt extinguishment for those respective periods. See Note 8— Long-Term Debt.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The following table presents the unaudited quarterly results for the year ended June 30, 2014 (in millions):

	2014 Quarter Ended (1)
	September 30 (1)	December 31 (2) (3)	March 31 (4)	June 30 (5)	Total
Revenue	$269.7	$278.7	$283.2	$298.1	$1,129.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	79.7	85.9	84.9	92.8	343.3
Selling, general and administrative expenses (including stock-based compensation)	76.4	87.0	96.6	124.6	384.6
Depreciation and amortization	81.0	81.7	84.2	91.3	338.2
Total operating costs and expenses	237.1	254.6	265.7	308.7	1,066.1
Operating income	32.6	24.1	17.5	(10.6)	63.6
Other expenses
Interest expense (6)	(51.5)	(50.3)	(49.1)	(52.6)	(203.5)
Loss on extinguishment of debt (7)	—	(1.9)	—	—	(1.9)
Foreign currency gain on intercompany loans	0.6	0.2	0.1	3.8	4.7
Other income, net	0.1	0.3	—	(0.1)	0.3
Total other expenses, net	(50.8)	(51.7)	(49.0)	(48.9)	(200.4)
Loss from operations before income taxes	(18.2)	(27.6)	(31.5)	(59.5)	(136.8)
Provision for income taxes	9.3	8.4	12.1	10.5	40.3
Net loss	$(27.5)	$(36.0)	$(43.6)	$(70.0)	$(177.1)

(1)	The Company realized an increase in revenue and operating expenses beginning August 1, 2013 as a result of the acquisition of Corelink.
(2)	The Company realized an increase in revenue and operating expenses beginning October 1, 2013 as a result of the acquisition of Access.
(3)	The Company realized an increase in revenue and operating expenses beginning October 2, 2013 as a result of the acquisition of Fiberlink.
(4)	The Company realized an increase in revenue and operating expenses beginning March 4, 2014 as a result of the acquisition of CoreXchange.
(5)	The Company realized an increase in revenue and operating expenses beginning May 16, 2014 as a result of the acquisition of Geo.
(6)

The Company realized an increase in interest expense during the second and fourth quarters of 2014 due to financing transactions completed to increase its borrowings under its term loan facility. See Note 8— Long-Term Debt.

(7)	The Company completed a debt refinancing transaction during the second quarter of Fiscal 2014, resulting in a loss on debt extinguishment for that period. See Note 8— Long-Term Debt.