Form 10-Q
period 2015-09-30
ZAYO GROUP LLC
filed 2015-11-10
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	September 30, 2015	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$345.1	$308.0
Trade receivables, net of allowance of $4.2 and $3.4 as of September 30, 2015 and June 30, 2015, respectively	90.3	88.0
Due from related parties	0.3	0.6
Prepaid expenses	34.9	37.3
Deferred income taxes, net	129.5	129.5
Other assets	8.4	3.9
Total current assets	608.5	567.3
Property and equipment, net	3,349.0	3,299.2
Intangible assets, net	925.3	948.3
Goodwill	1,218.8	1,224.4
Other assets	63.7	54.8
Total assets	$6,165.3	$6,094.0
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$16.5	$16.5
Accounts payable	36.3	40.0
Accrued liabilities	180.6	182.4
Accrued interest	76.3	57.2
Capital lease obligations, current	4.4	4.4
Due to related parties	1.3	1.3
Deferred revenue, current	90.4	86.6
Total current liabilities	405.8	388.4
Long-term debt, non-current	3,651.1	3,652.2
Capital lease obligation, non-current	32.1	28.3
Deferred revenue, non-current	637.2	612.7
Stock-based compensation liability	2.4	1.9
Deferred income taxes, net	183.3	189.7
Other long-term liabilities	27.0	26.7
Total liabilities	4,938.9	4,899.9
Commitments and contingencies (Note 10)
Member's equity
Member's interest	1,750.6	1,699.1
Accumulated other comprehensive loss	(11.9)	(7.9)
Accumulated deficit	(512.3)	(497.1)
Total member's equity	1,226.4	1,194.1
Total liabilities and member's equity	$6,165.3	$6,094.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three months ended September 30,
	2015	2014
Revenue	$366.8	$320.6
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	113.0	107.3
Selling, general and administrative expenses (including stock-based compensation—Note 8)	84.6	156.6
Depreciation and amortization	117.1	96.0
Total operating costs and expenses	314.7	359.9
Operating income/(loss)	52.1	(39.3)
Other expenses
Interest expense	(53.8)	(46.9)
Foreign currency loss on intercompany loans	(10.7)	(14.7)
Other expense, net	(0.1)	—
Total other expenses, net	(64.6)	(61.6)
Loss from operations before income taxes	(12.5)	(100.9)
Provision for income taxes	2.7	9.4
Net loss	$(15.2)	$(110.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in millions)

	Three months ended September 30,
	2015	2014
Net loss	$(15.2)	$(110.3)
Foreign currency translation adjustments	(4.0)	(12.3)
Comprehensive loss	$(19.2)	$(122.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

	Member's Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2015	$1,699.1	$(7.9)	$(497.1)	$1,194.1
Stock-based compensation	43.6	—	—	43.6
Tax benefits from stock-based compensation	7.9	—	—	7.9
Foreign currency translation adjustment	—	(4.0)	—	(4.0)
Net loss	—	—	(15.2)	(15.2)
Balance at September 30, 2015	$1,750.6	$(11.9)	$(512.3)	$1,226.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15.2)	$(110.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	117.1	96.0
Non-cash interest expense	3.5	2.7
Stock-based compensation	46.1	123.1
Amortization of deferred revenue	(20.4)	(17.3)
Additions to deferred revenue	49.7	43.2
Foreign currency loss on intercompany loans	10.7	14.7
Excess tax benefit from stock-based compensation	(7.9)
Deferred income taxes	2.0	6.2
Provision for bad debts	0.6	0.6
Non-cash loss on investments	0.2	—
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(5.6)	4.0
Prepaid expenses	2.2	(2.1)
Payables to/(from) related parties, net	0.1	(0.2)
Accounts payable and accrued liabilities	24.5	(46.8)
Other assets and liabilities	(12.4)	4.4
Net cash provided by operating activities	195.2	118.2
Cash flows from investing activities
Purchases of property and equipment	(159.2)	(115.3)
Acquisition of Neo Telecoms, net of cash acquired	—	(73.9)
Acquisition of Colo Facilities Atlanta, net of cash acquired	—	(52.5)
Other	(0.3)	(0.1)
Net cash used in investing activities	(159.5)	(241.8)
Cash flows from financing activities
Principal payments on long-term debt	(4.1)	(5.1)
Principal payments on capital lease obligations	(1.2)	(0.7)
Excess tax benefit from stock-based compensation	7.9	—
Net cash provided by/(used in) financing activities	2.6	(5.8)
Net cash flows	38.3	(129.4)
Effect of changes in foreign exchange rates on cash	(1.2)	(0.7)
Net increase/(decrease) in cash and cash equivalents	37.1	(130.1)
Cash and cash equivalents, beginning of year	308.0	297.4
Cash and cash equivalents, end of period	$345.1	$167.3
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$29.3	$73.6
Cash paid for income taxes	4.7	8.7
Non-cash purchases of equipment through capital leasing	5.3	1.6
Increase in accounts payable and accrued expenses for purchases of property and equipment	11.0	6.0

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

(in millions)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

•	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.
•	Cloud and Connectivity services, previously referred to as Lit Services, including wavelengths, Ethernet, IP, SONET, and Cloud services.
•	Other services, including Zayo Professional Services.

Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings” or “ZGH”).

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015” and the fiscal year ending June 30, 2016 as “Fiscal 2016.”

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2015.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers who have reported provisional amounts for items in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The ASU also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Prior to the issuance of ASU 2015-16, adjustments to provisional amounts were required to be retrospectively adjusted. The Company prospectively early-adopted ASU 2015-16 effective July 1, 2015. The adoption of this standard did not have a material impact on the financial statements.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Term Loan Facility (as defined below). €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

IdeaTek Systems, Inc. (“IdeaTek”)

Effective January 1, 2015, the Company acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.7 million and was paid with cash on hand. $3.2 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was considered a stock purchase for tax purposes.

The IdeaTek acquisition added 1,800 route miles to the Company’s network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January Notes Offering (as defined in Note 5 – Long-Term Debt). $31.4 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Latisys and Ideatek. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	9.5	0.8	17.2
Property and equipment	7.0	31.3	32.3	222.9
Deferred tax assets, net	—	—	2.9	0.7
Intangibles	21.0	26.4	7.6	250.2
Goodwill	25.2	32.5	38.8	279.3
Other assets	—	2.3	—	5.0
Total assets acquired	53.4	106.2	82.4	784.7
Current liabilities	1.5	13.5	4.5	10.0
Deferred revenue	—	3.7	25.2	3.2
Deferred tax liability, net	—	7.6	—	84.3
Other liabilities	—	3.3	—	—
Total liabilities assumed	1.5	28.1	29.7	97.5
Net assets acquired	51.9	78.1	52.7	687.2
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$51.9	$73.9	$52.7	$677.8

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 3 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of nil and $3.4 million during the three months ended September 30, 2015 and 2014, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

(3) GOODWILL

The Company’s goodwill balance was $1,218.8 million and $1,224.4 million as of September 30, 2015 and June 30, 2015, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Zayo Cloud Services (“Cloud”) and Other (primarily Zayo Professional Services (“ZPS”)).

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The following reflects the changes in the carrying amount of goodwill during the three months ended September 30, 2015:

Product Group	As of June 30, 2015	Adjustments to Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of September 30, 2015
Dark Fiber	$299.1	$—	$(3.2)	$295.9
Waves	265.6	—	(1.9)	263.7
Sonet	50.3	—	—	50.3
Ethernet	104.2	—	—	104.2
IP	86.3	—	—	86.3
MIG	73.4	—	—	73.4
zColo	273.2	(0.5)	—	272.7
Cloud	57.0	—	—	57.0
Other	15.3	—	—	15.3
Total	$1,224.4	$(0.5)	$(5.1)	$1,218.8

During the three months ended September 30, 2015, the Company recorded adjustments to its provisional accounting estimates associated with working capital account balances acquired from the Latisys acquisition, which resulted in a $0.5 million reduction to goodwill.

(4) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of September 30, 2015 and June 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,077.9	$(174.9)	$903.0
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.3)	1.4
Total	1,079.8	(175.3)	904.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.3	—	17.3
Total	$1,100.6	$(175.3)	$925.3
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

(5) LONG-TERM DEBT

As of September 30, 2015 and June 30, 2015, long-term debt was as follows:

	September 30, 2015	June 30, 2015
Term Loan Facility due 2021	$1,642.6	$1,646.8
10.125% Senior Unsecured Notes due 2020	325.6	325.6
6.00% Senior Unsecured Notes Due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes Due 2025	350.0	350.0
Total debt obligations	3,748.2	3,752.4
Unamortized discount on Term Loan Facility	(19.0)	(19.8)
Unamortized premium on 6.00% Senior Unsecured Notes	6.9	7.1
Unamortized debt issuance costs	(68.5)	(71.0)
Carrying value of debt	3,667.6	3,668.7
Less current portion	(16.5)	(16.5)
Long-term debt, less current portion	$3,651.1	$3,652.2

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Company’s credit agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The Credit Agreement extended the maturity date of the Company’s outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three months ended September 30, 2015 or 2014).

The Revolver matures at the earliest of (i) April 17, 2020, (ii) six months prior to the maturity date of the Company’s Term Loan Facility, subject to repayment or amendment thereof, and (iii) six months prior to the maturity date of the Company’s 2020 Unsecured Notes (as defined below), subject to repayment or amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on the Company’s current leverage ratio) of the weighted-average unused capacity and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio.

Interest rates on the Term Loan Facility as of September 30, 2015 and June 30, 2015 were 3.75%. Interest rates on the Revolver as of September 30, 2015 and June 30, 2015 were approximately 3.0%.

As of September 30, 2015, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $9.2 million as of September 30, 2015, leaving $440.8 million available under the Revolver.

10.125% Senior Unsecured Notes due 2020

On July 2, 2012, the Company and Zayo Capital (the “Issuers”) issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”).  On December 15, 2014, the Issuers redeemed $174.4 million of their outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of their outstanding 8.125% Senior Secured Notes at a price of 108.125% (the “Note Redemption”). As part of the Note Redemption, the Company recorded an early redemption call premium of $23.8 million which was recorded as a loss on extinguishment of debt on the consolidated statements of operations during three months ended December 31, 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On January 23, 2015, the Issuers completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offering is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the remaining $675.0 million of the Issuers’ then outstanding 8.125% senior secured notes due 2020 at a price of 105.75% (the “Second Notes Redemption”).  As part of the Second Notes Redemption, the Company recorded an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations during the three months ended March 31, 2015.

On May 6, 2015, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of the Company’s Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million during the three months ended June 30, 2015.

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

The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control. The Credit Agreement also contains a covenant, applicable only to the Revolver, that the Company maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver.

The indenture governing the 2020 Unsecured Notes limits any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indenture) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA, as defined in the indenture, and limits the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA (as defined in such indentures), and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2015.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto) and the various Notes offerings, the Company incurred debt issuance costs of $99.3 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $23.2 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during Fiscal 2015.

The balance of debt issuance costs as of September 30, 2015 and June 30, 2015 was $68.5 million and $71.0 million, net of accumulated amortization of $30.8 million and $28.3 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.5 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current”.

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counter-party will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $4.5 million and $4.1 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. During the three months ended September 30, 2015 and 2014, $0.4 million and $(2.0) million were recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps.

(6) INCOME TAXES

The Company, a limited liability company, is taxed at the Holdings level.  All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s provision for income taxes from operations is summarized as follows:

	Three months ended September 30,
	2015	2014
Current Income Taxes
Federal	$0.1	$1.5
State	0.4	0.9
Foreign	0.2	0.8
Total	$0.7	$3.2
Deferred Income Taxes
Federal	$1.7	$6.3
State	(0.2)	0.2
Foreign	0.5	(0.3)
Total	2.0	6.2
Total provision for income taxes	$2.7	$9.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The United States and foreign components of loss from operations before income taxes for the three months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,
	2015	2014
United States	$(13.7)	$(92.3)
Foreign	1.2	(8.6)
Total	$(12.5)	$(100.9)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as the stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”) that is recorded as an expense for financial reporting purposes but is not deductible for tax purposes (See Note 8 – Stock-based compensation).

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three-month periods ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,
	2015	2014
Expected benefit at the statutory rate	$(4.2)	$(35.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	7.4	47.3
State income taxes benefit, net of federal benefit	(0.6)	(4.5)
Transaction costs not deductible for tax purposes	—	0.2
Foreign tax rate differential	(0.1)	1.1
Other, net	0.2	0.6
Provision for income taxes	$2.7	$9.4

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

(7) EQUITY

Zayo Group was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings. Prior to October 16, 2014, Holdings was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company, and the contributions are reflected in the Company’s member’s interest. During Fiscal 2015, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of previously recorded stock-based compensation liability to member’s interest.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

During the three months ended September 30, 2015, the Company recorded a $43.6 million increase in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).  Additionally, the Company recorded an increase to member’s interest of $7.9 million associated with a tax benefit from stock-based compensation.  The tax benefit is a result of the stock-based compensation deduction for tax purposes exceeding the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations.  As a result of this benefit, the Company retained $0.8 million in cash during the three months ended September 30, 2015 that would have otherwise been paid in income taxes during the current period.  The remaining $7.1 million tax benefit allowed the Company to preserve an equal amount of its federal net operating loss carryforward balance. Under GAAP, the gross tax benefit recognized during the period of $7.9 million has been recorded on the condensed consolidated statement of cash flows as a cash inflow in the financing activities section and an offsetting outflow of $7.9 million has been recorded as a cash outflow in the cash provided by operating activities section.

(8) STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense liability and equity classified awards included on the condensed consolidated statements of operations.

	Three months ended September 30,
Included in:	2015	2014
Operating costs	$6.7	$14.4
Selling, general and administrative expenses	39.4	108.7
Total stock-based compensation expense	$46.1	$123.1

CII common and preferred units	$19.5	$123.1
Part A restricted stock units	10.0	—
Part B restricted stock units	16.4	—
Part C restricted stock units	0.2	—
Total stock-based compensation expense	$46.1	$123.1

CII Common Units

Prior to ZGH’s initial public offering (the “IPO”), the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with ZGH’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount was recorded as an increase to additional-paid-in-capital during the year ended June 30, 2015.   The fair value of the unrecognized compensation expense associated with unvested CII common units is being recognized over the remaining vesting period of the Company’s outstanding common units through May 15, 2017.

On October 9, 2014, the Company and CII’s board of managers approved a non-liquidating distribution by CII of shares of ZGH's common stock held by CII to holders of CII vested common units. Employees and independent directors of the Company with vested CII common units received shares of ZGH’s common stock equal in value to the underlying value of their vested CII common units. The total number of shares of ZGH’s common stock that were distributed to CII common unit holders in connection with this non-liquidating distribution was 20,460,047 shares.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Employees with unvested CII common units at the time of the IPO have and/or will continue to receive monthly distributions from CII of ZGH’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of ZGH’s common stock are associated with unvested CII common units that have or will be distributed subsequent to the IPO date. In addition, CII has and may in the future be required to distribute additional shares of ZGH’s common stock to CII common unit holders on a quarterly basis based on ZGH’s stock price performance through June 30, 2016 results, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is ZGH’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of ZGH’s common stock that have or will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

The valuation of the CII common units as of the IPO date was determined based on a Monte Carlo simulation.  The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards.  The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of the Company’s common shares to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by the Company to derive a value for CII common units by class and on per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical stock volatility, and an appropriate risk-free rate.

During the three months ended September 30, 2015 and 2014, the Company recognized $19.5 million and $123.1 million, respectively, of stock-based compensation expense related to vesting of CII common units. As of September 30, 2015, the unrecognized compensation associated with unvested CII common units was $50.7 million.

CII Preferred Units

CII has issued preferred units of CII to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the awards as equity awards. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying condensed consolidated statements of operations. The Company recognized stock-based compensation and a related increase to the Company’s member’s interest of nil and $0.1 million during the three months September 30, 2015 and 2014, respectively.

In connection with the non-liquidating distribution by CII approved on October 9, 2014, the Company’s CEO and independent directors with vested CII preferred units received 256,265 shares of ZGH’s common stock equal to the underlying value of their vested CII preferred units. A total of 29,555 shares of ZGH’s common stock associated with CII preferred units that were unvested at the time of the IPO have been distributed subsequent to the IPO date.

Performance Incentive Compensation Plan (“PCIP”)

During October 2014, ZGH adopted the 2014 Performance Compensation Incentive Plan (“PCIP”).  The PCIP includes incentive cash compensation (ICC) and equity (in the form of restricted stock units or “RSUs”).  Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will remain in effect for a period of 10 years (or through October 16, 2024) unless it is earlier terminated by ZGH’s Board of Directors.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The PCIP has the following components:

Part A

Under Part A of the PCIP, participants, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP has a RSU target annual award value. Twenty-five percent of this annual target award value is allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee subsequent to the end of the respective performance period taking into account ZGH’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted is calculated based on the final award value determined by the Compensation Committee divided by the average closing price of ZGH’s common stock over the last ten trading days of the measured performance period. Part A RSUs vest based upon continued employment through one year after the last day of the quarter in which the Part A RSU grant is made, and at that time will be exchanged for an equal number of shares of ZGH’s common stock.

During the three months ended September 30, 2015 the Company recognized $10.0 million of compensation expense associated with the vested portion of the Part A awards. The September 2015 and June 2015 quarterly awards were recorded as liabilities totaling $2.4 million and $1.9 million, as of September 30, 2015 and June 30, 2015, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  Upon the issuance of the RSUs, the liability is re-measured and then reclassified to member’s interest, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At September 30, 2015, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $17.7 million.

The following table summarizes the Company’s Part A RSU activity for the three months ended September 30, 2015:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2015	933,217	$26.25	7.1
Granted	547,635	$28.62	12.0
Forfeited	(14,665)	$27.55	n/a
Outstanding at September 30, 2015	1,466,187	$27.10	9.0

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on ZGH’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and vest, assuming continuous employment through the end of the measurement period. The existence of a vesting provision that is associated with the performance of ZGH’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of ZGH’s common stock.

The following table summarizes the Company’s Part B RSU activity for the three months ended September 30, 2015:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2015	1,249,873	$42.91	5.5
Granted	272,813	$17.83	9.0
Vested	(575,660)	$63.12	n/a
Outstanding at September 30, 2015	947,026	$23.41	5.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The table below reflects the total Part B RSUs granted during Fiscal 2016 and 2015, the maximum eligible shares of ZGH’s stock that the respective Part B RSU grant could be converted into, and the grant date fair value per Part B RSU:

	During the three months ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Part B RSUs granted	272,813	316,353	359,658	575,660
Maximum eligible shares of ZGH's stock	1,426,812	1,490,023	1,388,280	2,222,048
Grant date fair value per Part B RSU	$17.83	$27.10	$24.36	$63.12

During the three months ended September 30, 2015, the Company recognized stock-based compensation expense of $16.4 million related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $10.5 million at September 30, 2015.

Part C

Under Part C of the PCIP, independent directors of ZGH are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three months ended September 30, 2015, the Company’s independent directors were granted 7,952 Part C RSUs.  All Part C RSUs issued during the quarter vested as of September 30, 2015. The Company recognized $0.2 million of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at September 30, 2015 and June 30, 2015 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized premium, and was $2,112.5 million and $2,112.7 million as of September 30, 2015 and June 30, 2015, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of September 30, 2015 and June 30, 2015 was estimated to be $2,093.3 million and $2,109.3 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, net of the unamortized discounts, and was $1,623.6 million and $1,627.0 million as of September 30, 2015 and June 30, 2015, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.4 million.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $0.4 million and $(2.0) million were recorded as an increase/(decrease) to interest expense during the three months ended September 30, 2015 and 2014, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $10.0 million.

As of September 30, 2015 and June 30, 2015, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2015	June 30, 2015
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$4.5	$4.1

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At September 30, 2015, the Company was contractually committed for $257.9 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(11) RELATED PARTY TRANSACTIONS

The Company has ongoing contractual relationships with Onvoy, LLC and its subsidiaries (“OVS”).  OVS is wholly owned by CII and provides voice and managed services. CII holds approximately 4% of ZGH’s outstanding common stock at September 30, 2015. The Company provides OVS and its subsidiaries with bandwidth capacity, and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three months ended September 30,
	2015	2014
Revenues	$1.7	$1.7
Operating costs	$0.1	$0.3

As of September 30, 2015 and June 30, 2015, the Company had outstanding balances of $0.3 million and $0.6 million, respectively, due from OVS.

As of September 30, 2015 and June 30, 2015, the Company had a balance due to ZGH of $1.3 million related to certain expenses of the Company that were paid by ZGH.

Dan Caruso, the Company’s Chief Executive Officer and Director is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three months ended September 30, 2015 and 2014, respectively, the Company reimbursed Mr. Caruso $0.1 million and $0.4 million for his business use of the aircraft.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

On June 28, 2012, Matt Erickson, the President of Zayo Physical Infrastructure, purchased $0.6 million in aggregate principal amount of 2020 Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. On December 15, 2014, in connection with the Note Redemption, approximately $0.2 million of Mr. Erickson’s notes were redeemed, and as of September 30, 2015, the principal amount of 2020 Unsecured Notes held by Mr. Erickson was $0.4 million.

(12) SEGMENT REPORTING

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

The Company defines Segment Adjusted EBITDA as earnings from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains (losses) on intercompany loans, and non-cash income (loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and
•	does not reflect cash required to pay income taxes

The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

	As of and for the three months ended September 30, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$183.7	$176.6	$6.5	$—	$366.8
Segment Adjusted EBITDA	120.6	93.1	1.7	—	215.4
Total assets	3,732.5	1,978.0	36.3	418.5	6,165.3
Capital expenditures	109.0	50.2	—	—	159.2

	As of and for the three months ended September 30, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$154.0	$160.5	$6.1	$—	$320.6
Segment Adjusted EBITDA	98.4	83.2	1.4	—	183.0
Capital expenditures	69.0	46.3	—	—	115.3

	As of June 30, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Total assets	3,694.3	1,976.0	35.0	388.7	6,094.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Reconciliation from Total Segment Adjusted EBITDA to net loss from operations:

	For the three months ended September 30,
	2015	2014

Total Segment Adjusted EBITDA	$215.4	$183.0
Interest expense	(53.8)	(46.9)
Depreciation and amortization expense	(117.1)	(96.0)
Transaction costs	—	(3.2)
Stock-based compensation	(46.1)	(123.1)
Unrealized foreign currency loss	(10.7)	(14.7)
Non-cash loss on investments	(0.2)	—
Provision for income taxes	(2.7)	(9.4)
Net loss	$(15.2)	$(110.3)

(13) Condensed Consolidating Financial Information

As discussed Note 5 – Long-Term Debt, as of September 30, 2015, the Company has outstanding $325.6 million 2020 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $350.0 million 2025 Senior Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Balance Sheets (Unaudited)

September 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$298.0	$4.1	$43.0	$—	345.1
Trade receivables, net of allowance	45.3	19.7	25.3	—	90.3
Due from related parties	0.3	—	1.9	(1.9)	0.3
Prepaid expenses	24.7	5.3	4.9	—	34.9
Deferred income taxes, net	128.5	—	1.0	—	129.5
Other assets	8.1	—	0.3	—	8.4
Total current assets	504.9	29.1	76.4	(1.9)	608.5
Property and equipment, net	2,682.5	330.1	336.4	—	3,349.0
Intangible assets, net	591.4	235.0	98.9	—	925.3
Goodwill	762.3	280.4	176.1	—	1,218.8
Other assets	43.2	8.4	12.1	—	63.7
Related party receivable	298.6	—	—	(298.6)	—
Investment in subsidiary	1,056.6	—	—	(1,056.6)	—
Total assets	$5,939.5	$883.0	$699.9	$(1,357.1)	$6,165.3
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$15.5	1.0	$—	$—	16.5
Accounts payable	25.8	5.1	5.4	—	36.3
Accrued liabilities	129.2	16.5	34.9	—	180.6
Accrued interest	76.3	—	—	—	76.3
Capital lease obligations, current	2.2	1.5	0.7	—	4.4
Due to related parties	3.2	—	—	(1.9)	1.3
Deferred revenue, current	74.6	3.0	12.8	—	90.4
Total current liabilities	326.8	27.1	53.8	(1.9)	405.8
Long-term debt, non-current	3,651.1	—	—	—	3,651.1
Related party debt, long-term	—	—	298.6	(298.6)	—
Capital lease obligation, non-current	5.6	18.2	8.3	—	32.1
Deferred revenue, non-current	581.1	5.0	51.1	—	637.2
Stock-based compensation liability	2.0	0.2	0.2	—	2.4
Deferred income taxes, net	133.6	—	49.7	—	183.3
Other long-term liabilities	12.9	11.4	2.7	—	27.0
Total liabilities	4,713.1	61.9	464.4	(300.5)	4,938.9
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,777.6	784.5	253.6	(1,065.1)	1,750.6
Accumulated other comprehensive loss	—	—	(11.9)	—	(11.9)
Accumulated deficit	(551.2)	36.6	(6.2)	8.5	(512.3)
Total member's equity	1,226.4	821.1	235.5	(1,056.6)	1,226.4
Total liabilities and member's equity	$5,939.5	$883.0	$699.9	$(1,357.1)	$6,165.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Balance Sheets (Unaudited)

June 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$274.3	$4.7	$29.0	$—	308.0
Trade receivables, net of allowance	54.7	4.6	28.7	—	88.0
Due from related parties	(1.3)	0.4	2.9	(1.4)	0.6
Prepaid expenses	25.8	4.4	7.1	—	37.3
Deferred income taxes, net	128.5	—	1.0	—	129.5
Other assets	3.6	—	0.3	—	3.9
Total current assets	485.6	14.1	69.0	(1.4)	567.3
Property and equipment, net	2,622.9	335.5	340.8	—	3,299.2
Intangible assets, net	605.8	239.5	103.0	—	948.3
Goodwill	762.2	281.0	181.2	—	1,224.4
Other assets	36.2	8.3	10.3	—	54.8
Related party receivable	304.8	—	—	(304.8)	—
Investment in subsidiary	1,050.8	—	—	(1,050.8)	—
Total assets	$5,868.3	$878.4	$704.3	$(1,357.0)	$6,094.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	16.5	$—	$—	$—	16.5
Accounts payable	26.6	4.0	9.4	—	40.0
Accrued liabilities	125.6	20.6	36.2	—	182.4
Accrued interest	57.2	—	—	—	57.2
Capital lease obligations, current	2.0	1.6	0.8	—	4.4
Due to related parties	1.7	—	1.0	(1.4)	1.3
Deferred revenue, current	73.2	2.8	10.6	—	86.6
Total current liabilities	302.8	29.0	58.0	(1.4)	388.4
Long-term debt, non-current	3,652.2	—	—	—	3,652.2
Related party debt, long-term	—	—	304.8	(304.8)	—
Capital lease obligation, non-current	5.6	18.6	4.1	—	28.3
Deferred revenue, non-current	559.4	4.6	48.7	—	612.7
Stock-based compensation liability	1.5	0.1	0.3	—	1.9
Deferred income taxes, net	139.2	—	50.5	—	189.7
Other long-term liabilities	13.5	10.5	2.7	—	26.7
Total liabilities	4,674.2	62.8	469.1	(306.2)	4,899.9
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,730.1	778.1	251.2	(1,060.3)	1,699.1
Accumulated other comprehensive loss	—	—	(7.9)	—	(7.9)
Accumulated deficit	(536.0)	37.5	(8.1)	9.5	(497.1)
Total member's equity	1,194.1	815.6	235.2	(1,050.8)	1,194.1
Total liabilities and member's equity	$5,868.3	$878.4	$704.3	$(1,357.0)	$6,094.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$273.4	$51.9	$41.5	$—	$366.8
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	81.8	18.6	12.6	—	113.0
Selling, general and administrative expenses (including stock-based compensation)	59.3	13.9	11.4	—	84.6
Depreciation and amortization	86.8	19.9	10.4	—	117.1
Total operating costs and expenses	227.9	52.4	34.4	—	314.7
Operating income/(loss)	45.5	(0.5)	7.1	—	52.1
Other expenses
Interest expense	(49.1)	(0.4)	(4.3)	—	(53.8)
Foreign currency (loss)/gain on intercompany loans	(10.4)	—	(0.3)		(10.7)
Other expense	(0.1)	—	—	—	(0.1)
Equity in net earnings of subsidiaries	1.0	—	—	(1.0)	—
Total other expense, net	(58.6)	(0.4)	(4.6)	(1.0)	(64.6)
(Loss)/earnings before provision for income taxes	(13.1)	(0.9)	2.5	(1.0)	(12.5)
Provision for income taxes	2.1	—	0.6	—	2.7
Net (loss)/earnings	$(15.2)	$(0.9)	$1.9	$(1.0)	$(15.2)

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2014

	Zayo Group, LLC Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue	$257.2	$24.8	$38.6	$—	$320.6
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	88.0	7.6	11.7	—	107.3
Selling, general and administrative expenses (including stock-based compensation)	126.9	10.7	19.0	—	156.6
Depreciation and amortization	80.0	4.5	11.5	—	96.0
Total operating costs and expenses	294.9	22.8	42.2	—	359.9
Operating income/(loss)	(37.7)	2.0	(3.6)	—	(39.3)
Other expenses
Interest expense	(42.4)	(0.1)	(4.4)	—	(46.9)
Foreign currency loss on intercompany loans	(14.1)	—	(0.6)	—	(14.7)
Equity in net earnings of subsidiaries	(7.1)	—	—	7.1	—
Total other expense, net	(63.6)	(0.1)	(5.0)	7.1	(61.6)
(Loss)/earnings before provision for income taxes	(101.3)	1.9	(8.6)	7.1	(100.9)
(Benefit)/provision for income taxes	9.0	—	0.4	—	9.4
Net (loss)/earnings	$(110.3)	$1.9	$(9.0)	$7.1	$(110.3)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2015

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$152.2	$15.1	$27.9	$195.2

Cash flows from investing activities:
Purchases of property and equipment	(131.7)	(15.3)	(12.2)	(159.2)
Acquisitions, net of cash acquired	(0.3)	—	—	(0.3)
Net cash used in investing activities	(132.0)	(15.3)	(12.2)	(159.5)

Cash flows from financing activities:
Principal payments on long-term debt	(4.1)	—	—	(4.1)
Principal payments on capital lease obligations	(0.3)	(0.4)	(0.5)	(1.2)
Excess tax benefit from stock-based compensation	7.9	—	—	7.9
Net cash provided by financing activities	3.5	(0.4)	(0.5)	2.6
Effect of changes in foreign exchange rates on cash	—	—	(1.2)	(1.2)
Net increase/(decrease) in cash and cash equivalents	23.7	(0.6)	14.0	37.1
Cash and cash equivalents, beginning of period	274.3	4.7	29.0	308.0
Cash and cash equivalents, end of period	$298.0	$4.1	$43.0	$345.1

Condensed Consolidating Statements of Cash Flows

Three months ended September 30, 2014

	Zayo Group, LLC (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$102.3	9.0	6.9	$118.2

Cash flows from investing activities:
Purchases of property and equipment	(98.5)	(10.7)	(6.1)	(115.3)
Acquisitions, net of cash acquired	(0.1)	(52.5)	(73.9)	(126.5)
Net cash used in investing activities	(98.6)	(63.2)	(80.0)	(241.8)
Cash flows from financing activities:
Proceeds from equity offerings and contributions	(69.6)	54.6	15.0	—
Principal payments on long-term debt	(5.1)	—	—	(5.1)
Principal repayments on capital lease obligations	(0.3)	(0.4)	—	(0.7)
Payment of)/receipt from intercompany loans	(43.4)	—	43.4	—
Net cash provided by financing activities	(118.4)	54.2	58.4	(5.8)
Effect of changes in foreign exchange rates on cash	—	—	(0.7)	(0.7)
Net increase/(decrease) in cash and cash equivalents	(114.7)	—	(15.4)	(130.1)
Cash and cash equivalents, beginning of period	260.8	1.0	35.6	297.4
Cash and cash equivalents, end of period	$146.1	$1.0	$20.2	$167.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)

(14) Subsequent Events

Change to Reportable Segments

As of September 30, 2015, the Company’s SPGs were organized into three reportable segments based on the similarities of business activities: Physical Infrastructure, Cloud and Connectivity and Other. The Physical Infrastructure reporting segment was comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and zColo. The Cloud and Connectivity reporting segment was comprised of the following SPGs: Wavelengths, Ethernet, IP, SONET and Cloud. During the second quarter of Fiscal 2016, the Company initiated a change to its reporting segments in an effort to meet the needs of the Company’s growth and intensify its focus on key global opportunities.  The new reportable segments will include the following: Dark Fiber Solutions, Network Connectivity Services, Cloud and Colocation Infrastructure and Other.  The Dark Fiber Solutions segment will include the Company’s Dark Fiber and MIG SPGs.  The Network Connectivity Services segment will include the Company’s Waves, Ethernet, IP and Sonet product groups.  The Cloud and Colocation Infrastructure segment will include the Company’s zColo and Cloud SPGs.  The Other segment will be unchanged from the Company’s existing Other segment.  The Company will beginning reporting operating results for the new reportable segments in the Company’s Form 10-Q to be filed with the SEC covering the three and six month period ended December 31, 2015.  Historical reporting segment results will be restated to reflect the change.

Viatel Acquisition

On November 10, 2015, the Company entered into a definitive agreement to acquire Viatel Infrastructure Europe Ltd, Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (“Viatel”).  Viatel is a wholly owned subsidiary of Digiweb Holdings Ltd, a full service telecommunications and managed services operator, based in Dundalk, Ireland. The purchase price is approximately $102.0 million (€95.0 million), subject to certain post-closing adjustments.  The Viatel acquisition will provide the Company with Pan-European intercity and metro fiber capability via a 8,400 kilometer fiber network across eight countries. The transaction will add 12 new metro networks, seven data centers and connectivity to 81 on-net buildings. Two wholly-owned subsea cable systems will provide connectivity on two of Europe’s key routes – London-Amsterdam and London-Paris. The Viatel businesses to be acquired are highly aligned with the Company’s existing product and customer set, including a higher proportion of dark fiber revenue.  The Company anticipates the acquisition to close during the three months ended December 31, 2015, subject to regulatory approvals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K (our “Annual Report”) filed with the SEC on September 24, 2015 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2015, included in our Annual Report.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

Overview

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of September 30, 2015, we had $6.2 billion in revenue under contract with a weighted average remaining contract term of approximately 46 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for Zayo Group Holdings, Inc. (“ZGH”) stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and ZGH stockholders.

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation, which prior to October 16, 2014, was wholly owned by Communications Infrastructure Investments, LLC, a Delaware limited liability company (“CII”).

On October 22, 2014, ZGH completed an initial public offering (“IPO”) of shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”.

We are headquartered in Boulder, Colorado. Our fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2016 as “Fiscal 2016,” the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of September 30, 2015, we have three reportable segments as described below:

Physical Infrastructure. Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power our computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in our Physical Infrastructure segment tend to range from three to twenty years.

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

Recent Significant Acquisition

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of our January Notes Offering (as defined below).

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

Debt and Equity Financing

On December 15, 2014, we and Zayo Capital, Inc. (together, the “Issuers”) redeemed $75.0 million of their outstanding 8.125% senior secured notes due 2020 at a price of 108.125% and $174.4 million of their outstanding 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”) at a price of 110.125% (collectively, the “December Notes Redemption”). As part of the December Notes Redemption, we recorded an early redemption call premium of $23.8 million which was recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On January 23, 2015, the Issuers completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million in connection with the March Notes Offering is being accreted against interest expense over the term of the 2023 Unsecured Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the Issuers’ remaining $675.0 million then outstanding 8.125% senior secured notes due 2020 (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On April 17, 2015, we entered into a Seventh Amendment (the “Seventh Amendment”) to the credit agreement (the “Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and $450 million senior secured revolving credit facility (the “Revolver”). Under the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of our Term Loan Facility, subject to repayment or amendment thereof, and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 million to $50.0 million and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 million of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of our Term Loan Facility. As a result of that repayment, we recorded a loss on extinguishment of debt of $8.4 million.

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

Interest rates on the Term Loan Facility and Revolver as of September 30, 2015 were 3.75% and 3.0%, respectively.

As of September 30, 2015, no amounts were outstanding under the Revolver.

Substantial Capital Expenditures

During the three months ended September 30, 2015 and 2014, we invested $159.2 million and $115.3 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual consolidated financial statements as of and for the year ended June 30, 2015 filed with our Annual Report.

Background for Review of Our Results of Operations

Revenue

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to indefeasible rights of use (“IRUs”) structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue includes credits and adjustments, termination revenue, construction services, and equipment sales.

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

Churn Processed.   Churn is any negative change to MRR and MAR. Churn includes disconnects, negative price changes, and disconnects associated with upgrades or replacement services. For each period presented, disconnects associated with attrition and upgrades or replacement services are the drivers of churn, accounting for more than 80% of negative changes in MRR and MAR while price changes account for less than 20%. Monthly churn is also presented as a percentage of MRR and MAR (“churn percentage”).

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

Netex consists of third-party network service costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our services will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional circuits or services from third-party providers. Third-party network service costs include the upfront cost of the initial installation of such circuits. Such costs are included in operating costs in our condensed consolidated statements of operations over the respective service period.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations (and development of business support systems) are capitalized and amortized to operating costs and expenses. Compensation and benefits expenses related to the departments attributed to generating revenue are included in our operating costs line item while compensation and benefits expenses related to the sales, product, and corporate departments are included in our selling, general and administrative expenses line item of our condensed consolidated statements of operations.

Netops expense includes all of the non-personnel related expenses of operating and maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Such costs are included in operating costs in our condensed consolidated statements of operations.

Prior to the ZGH IPO, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards, CII preferred unit awards and restricted stock unit awards made under the new ZGH equity compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for an estimate of forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees. Following ZGH’s IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize.

Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either our operating costs or selling, general and administrative expenses in our condensed consolidated statements of operations.

Other expenses include expenses such as property tax, franchise fees, colocation facility maintenance, travel, office expense and other administrative costs. Other expenses are included in both operating costs and selling, general and administrative expenses depending on their relationship to generating revenue or association with sales and administration.

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

	For the three months ended September 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$183.7	$154.0	$29.7	19%
Cloud and Connectivity	176.6	160.5	16.1	10%
Other	6.5	6.1	0.4	7%
Consolidated	$366.8	$320.6	$46.2	14%

Our total revenue increased by $46.2 million, or 14%, to $366.8 million for the three months ended September 30, 2015, from $320.6 million for the three months ended September 30, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 5%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period to $6.4 million from $5.8 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended September 30, 2015, was approximately $404.4 million.

•	During the three months ended September 30, 2015, we recognized net installs of $2.2 million as compared to $1.5 million during the three months ended September 30, 2014.
•	Monthly churn percentage decreased between the two periods to 1.1% from 1.3%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 9%.

The average exchange rate between the USD and GBP strengthened by 7.7% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The average exchange rate between the USD and Euro strengthened by 19.2%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the three months ended September 30, 2015 and September 30, 2014 by an additional $4.3 million for a total period-over-period increase of $50.5 million.

Physical Infrastructure.    Revenue from our Physical Infrastructure segment increased by $29.7 million, or 19%, to $183.7 million from $154.0 million for the three months ended September 30, 2015 and 2014, respectively.

Dark Fiber is the largest Strategic Product Group within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the three months ended September 30, 2015 were $2.6 million (with a total contract value of approximately $277.2 million), a decrease from the $2.9 million in bookings for the same period in the prior year. Gross installs were $2.4 million for the three months ended September 30, 2015, compared to $2.3 million for the same period in prior year. The monthly churn percentage decreased between the two periods from 0.8% for the three months ended September 30, 2014 to 0.7% for the three months ended September 30, 2015, with total churn processed of $1.2 million for the three months ended September 30, 2015 and 2014.

Cloud and Connectivity.    Revenue from our Cloud and Connectivity segment increased by $16.1 million, or 10%, to $176.6 million from $160.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

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

Bookings of MRR and MAR increased to $3.7 million from $2.7 million between the two comparative periods, with a total contract value of approximately $126.9 million for the three months ended September 30, 2015. Gross installs were $3.6 million for the three months ended September 30, 2015, compared to $2.9 million in the prior year. The monthly churn percentage decreased from 1.6% for the three months ended September 30, 2014 to 1.4% for the three months ended September 30, 2015, resulting in total churn processed of $2.4 million for both periods.

Other.    Revenue from our Other segment increased by $0.4 million, or 7%, to $6.5 million from $6.1 million, for the three months ended September 30, 2015 and 2014, respectively. The Other segment represented approximately 1.8% of our total revenue during the three months ended September 30, 2015.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended September 30,
	2015		2014
	(in millions)
Monthly recurring revenue	$332.3	91%	$293.8	92%
Amortization of deferred revenue	20.4	5%	17.3	5%
Other Revenue	14.1	4%	9.5	3%
Total Revenue	$366.8	100%	$320.6	100%

Operating Costs and Expenses

	For the three months ended September 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Physical Infrastructure	$162.2	$188.0	$(25.8)	(14%)
Cloud and Connectivity	147.3	165.0	(17.7)	(11%)
Other	5.2	4.9	0.3	6%
Corporate	—	2.0	(2.0)	(100%)
Consolidated	$314.7	$359.9	$(45.2)	(13%)

Our operating costs decreased by $45.2 million, or 13%, to $314.7 million for the three months ended September 30, 2015 from $359.9 million for the three months ended September 30, 2014. The decrease in consolidated operating costs was primarily due to a $77.0 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Physical Infrastructure.    Physical Infrastructure operating costs decreased by $25.8 million, or 14%, to $162.2 million for the three months ended September 30, 2015 from $188.0 million for the three months ended September 30, 2014. The decrease in operating costs and expenses was primarily a result of a $ 46.6 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Cloud and Connectivity.    Cloud and Connectivity operating costs decreased by $17.7 million, or 11%, to $147.3 million for the three months ended September 30, 2015 from $165.0 million for the three months ended September 30, 2014. The decrease in operating costs and expenses was primarily a result of a $30.8 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Other.    Other operating costs increased by $0.3 million, or 6%, to $5.2 million for the three months ended September 30, 2015 from $4.9 million for the three months ended September 30, 2014. The increase is primarily due to a $0.4 million increase in stock based compensation.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2015 and 2014.

	For the three months ended September 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$50.6	$42.4	$8.2	19%
Compensation and benefits expenses	39.6	37.9	1.7	4%
Network operations expense	39.6	37.5	2.1	6%
Other expenses	21.7	19.8	1.9	10%
Transaction costs	—	3.2	(3.2)	(100%)
Stock-based compensation	46.1	123.1	(77.0)	(63%)
Depreciation and Amortization	117.1	96.0	21.1	22%
Total operating costs and expenses	$314.7	$359.9	$(45.2)	(13%)

Netex.    Our Netex increased by $8.2 million, or 19%, to $50.6 million for the three months ended September 30, 2015 from $42.4 million for the three months ended September 30, 2014. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2015, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue remained materially consistent at 14% and 13% for the three months ended September 30, 2015 and 2014, respectively.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $1.7 million, or 4%, to $39.6 million for the three months ended September 30, 2015 from $37.9 million for the three months ended September 30, 2014.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2015, and was partially offset by a decrease in bonus expense.

Headcount as of the end of the respective periods was:

	September 30,	September 30,
	2015	2014
Physical Infrastructure	1,038	918
Cloud and Connectivity	801	659
Other	28	29
Total	1,867	1,606

Network Operations Expenses.    Network operations expenses increased by $2.1 million, or 6%, to $39.6 million for the three months ended September 30, 2015 from $37.5 million for the three months ended September 30, 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 7% to 87,273 miles at September 30, 2015 from 81,561 miles at September 30, 2014.

Other Expenses.    Other expenses increased by $1.9 million, or 10%, to $21.7 million for the three months ended September 30, 2015, from $19.8 million for the three months ended September 30, 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2015 acquisitions.

Transaction Costs.    We did not incur transaction costs during the three months ended September 30, 2015.  We incurred $3.2 million in transaction costs during the three months ended September 30, 2014 associated with our Fiscal 2015 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $77.0 million, or 63%, to $46.1 million for the three months ended September 30, 2015 from $123.1 million for the three months ended September 30, 2014.

Prior to ZGH’s IPO, we recognized changes in the fair value of the CII common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.

Depreciation and Amortization

Depreciation and amortization expense increased by $21.1 million, or 22%, to $117.1 million for the three months ended September 30, 2015 from $96.0 million for the three months ended September 30, 2014. The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2015 and 2014, respectively.

	For the three months ended September 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(53.8)	$(46.9)	$(6.9)	(15%)
Foreign currency loss on intercompany loans	(10.7)	(14.7)	4.0	27%
Other expense, net	(0.1)	—	(0.1)	*
Total other expenses, net	$(64.6)	$(61.6)	$(3.0)	(5%)

* not meaningful

Interest expense.    Interest expense increased by $6.9 million, or 15%, to $53.8 million from $46.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily a result of our increased indebtedness and changes in the fair value of our interest rate swaps, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Foreign currency loss on intercompany loans.    Foreign currency loss on intercompany loans decreased $4.0 million, or 27%, to $10.7 million for the three months ended September 30, 2015, from $14.7 million for the three months ended September 30, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Income tax expense decreased over the prior year by $6.7 million, or 71%, to $2.7 million for the three months ended September 30, 2015 from $9.4 million for the three months ended September 30, 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our stock-based compensation related to the CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended September 30,
	2015	2014
Expected benefit at the statutory rate	$(4.2)	$(35.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	7.4	47.3
State income taxes benefit, net of federal benefit	(0.6)	(4.5)
Transactions costs not deductible for tax purposes	—	0.2
Foreign tax rate differential	(0.1)	1.1
Other, net	0.2	0.6
Provision for income taxes	$2.7	$9.4

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, and non-cash income/(loss) on equity and cost method investments. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding Notes. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from operations are as follows:

	For the three months ended September 30, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$120.6	$93.1	$1.7	$—	$215.4
Interest expense	(34.4)	(18.6)	—	(0.8)	(53.8)
Depreciation and amortization expense	(75.6)	(41.0)	(0.5)	—	(117.1)
Stock-based compensation	(23.4)	(22.7)	—	—	(46.1)
Unrealized foreign currency gain/(loss) on intercompany loans	—	0.1	—	(10.8)	(10.7)
Non-cash loss on investments	(0.2)	—	—	—	(0.2)
Provision for income taxes	—	—	—	(2.7)	(2.7)
Net (loss)/earnings	$(13.0)	$10.9	$1.2	$(14.3)	$(15.2)

	For the three months ended September 30, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$98.4	$83.2	$1.4	$—	$183.0
Interest expense	(29.4)	(17.5)	—	—	(46.9)
Depreciation and amortization expense	(61.7)	(33.9)	(0.4)	—	(96.0)
Transaction costs	(1.0)	(0.3)	(0.2)	(1.7)	(3.2)
Stock-based compensation	(70.0)	(53.5)	0.4	—	(123.1)
Unrealized foreign currency translation loss on intercompany loans	—	—	—	(14.7)	(14.7)
Provision for income taxes	—	—	(0.4)	(9.0)	(9.4)
Net (loss)/earnings	$(63.7)	$(22.0)	$0.8	$(25.4)	$(110.3)

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

We have financial covenants under the indentures governing our 2020 Unsecured Notes, 2023 Unsecured Notes, and 2025 Unsecured Notes (collectively, the “Notes”) and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indenture governing our 2020 Unsecured Notes limits any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indenture) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indenture) and limits our incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit our incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that we maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires we and our subsidiaries comply with customary affirmative and negative covenants, including covenants restricting the ability of us and our subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.

As of September 30, 2015, we had $345.1 million in cash and cash equivalents and a working capital surplus of $202.7 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of September 30, 2015, we had $440.8 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $43.9 million, or 38%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, to $159.2 million from $115.3 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including available borrowings under our $450.0 million Revolver), and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

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

We regularly consider acquisitions and additional strategic opportunities, including large acquisitions, which may require additional financing.

The following table sets forth components of our cash flow for the three months ended September 30, 2015 and 2014.

	For the three months ended September 30,
	2015	2014
	(in millions)
Net cash provided by operating activities	$195.2	$118.2
Net cash used in investing activities	$(159.5)	$(241.8)
Net cash provided by/(used in) in financing activities	$2.6	$(5.8)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $77.0 million, or 65%, to $195.2 million from $118.2 million during the three months ended September 30, 2015 and 2014, respectively. Net cash flows from operating activities during the three months ended September 30, 2015 include the loss from operations of $15.2 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $117.1 million, stock-based compensation expense of $46.1 million, foreign currency loss on intercompany loans of $10.7 million, non-cash cash interest expense of $3.5 million and deferred income taxes of $2.0 million offset by an excess tax benefit from stock-based compensation of $7.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $49.7 million, less amortization of deferred revenue of $20.4 million.  Cash flow during the period was increased by the net change in working capital components of $8.8 million.  The $8.8 million cash inflow associated with the change in working capital components was primarily driven by a $24.5 million increase in accounts payable and accrued liabilities and, a $2.2 million decrease in pre-paid expenses, which was partially offset by a $12.4 million increase in other assets and liabilities and a $5.6 million increase in trade receivables.

Net cash flows from operating activities during the three months ended September 30, 2014 represents our net loss from operations of $110.3 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $96.0 million, non-cash interest expense of $2.7 million, the deferred tax provision of $6.2 million and stock-based compensation expense of $123.1 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $43.2 million, less amortization of deferred revenue of $17.3 million. Cash flow during the period was reduced by the net change in working capital components of $40.7 million. The $40.7 million cash outflow associated with the change in working capital components was primarily driven by a $46.8 million decrease in accounts payable and accrued liabilities and, a $2.1 million increase in pre-paid expenses, which was partially offset by a $4.4 million decrease in other assets and liabilities and a $4.0 million decrease in trade receivables.

The increase in net cash flows from operating activities during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily a result of additional earnings from synergies realized from our Fiscal 2015 acquisitions, a $44.3 million decrease in cash paid for interest, net of capitalized interest, a higher volume of upfront IRU payments and organic growth.

Cash Flows Used in Investing Activities

We used cash in investing activities of $159.5 million and $241.8 million during the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, our principal uses of cash for investing activities were $159.2 million in additions to property and equipment.

During the three months ended September 30, 2014, our principal uses of cash for investing activities were $115.3 million in additions to property and equipment and $126.5 million related to business acquisitions.

Cash Flows Provided by/(used in) Financing Activities

Our net cash provided by/(used in) financing activities was $2.6 million and ($5.8) million during the three months ended September 30, 2015 and 2014, respectively.

Our cash flows provided by financing activities during the three months ended September 30, 2015 are primarily comprised of a $7.9 million excess tax benefit from stock-based compensation offset by $4.1 million in principal payments on long-term debt and $1.2 million in principal payments on capital lease obligations.

During the three months ended September 30, 2014, our cash flows used in financing activities primarily consisted of were $5.1 million in principal payments on long-term debt and $0.7 million in principal payments on capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the condensed consolidated financial statements, (ii) disclosed in Note 10 - Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of September 30, 2015, we had outstanding $350.0 million 2025 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $325.6 million 2020 Unsecured Notes (collectively, the “Notes”), a balance of $1,642.6 million on our Term Loan Facility, and $36.5 million of capital lease obligations. As of September 30, 2015, we had $440.8 million available for borrowing under our Revolver.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,093.3 million as of September 30, 2015. Our 2025 Unsecured Notes, 2023 Unsecured Notes and 2020 Unsecured Notes accrue interest at fixed rates of 6.375%, 6.00% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2015, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 3.75%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.283% or $4.7 million, which is limited as a result of the applicable interest rate as of September 30, 2015 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $16.4 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $10.0 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2015, our foreign activities accounted for 11% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk, a 1% increase in foreign exchange rates would change consolidated revenue by approximately $0.4 million for the quarter ended September 30, 2015. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our more recent European expansion related to the acquisitions of Geo Networks Limited and Neo Telecoms, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

The risk factors disclosed in our Annual Report for the year ended June 30, 2015 in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

There have been no material changes in our risk factors from those disclosed in our Annual Report.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1**	Certificate of Formation of Zayo Group, LLC, as amended. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012, File No. 333-169979).

3.2**	Amended and Restated Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 9, 2014, File No. 333-169979).

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

4.3**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of Zayo Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690).

4.4**

Indenture, dated as of May 6, 2015, between Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of Zayo Group Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.
**	Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group, LLC

Date: November 10, 2015	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 10, 2015	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer