Form 10-K
period 2016-06-30
ZAYO GROUP LLC
filed 2016-08-26
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Bandwidth infrastructure - Dark fiber, mobile infrastructure and lit: bandwidth services provided over fiber networks, and data center-based colocation and interconnection services. Fiber-based bandwidth infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include wavelengths, Ethernet, IP, and SONET; fiber-based services that are not lit are sold as dark-fiber capacity. Data center- based bandwidth infrastructure services include colocation (space and power) as well as interconnection within facilities.

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

i

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

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zayo Group, LLC (the “Company, “we” or “us”) is a large and fast growing provider of bandwidth infrastructure in the United States, Canada and Europe. We are a wholly-owned subsidiary of Zayo Group Holdings, Inc. (“ZGH”). Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length.  We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for the ZGH stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups - employees, customers, and ZGH stockholders.

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 53% from 2015 to 2020 and that IP traffic will grow at a compound annual growth rate of 22% from 2015 to 2020. As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to provide high-bandwidth connectivity to customers whose businesses depend most on the continuous and growing demand for bandwidth. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 38 bandwidth infrastructure businesses and assets to date. Our owned, secure, and redundant fiber network and data centers serve as the foundation for our bandwidth solutions and allow us to offer customers dark fiber solutions, network connectivity and colocation and cloud infrastructure services. We believe the continuously growing demand for stable and secure bandwidth from service providers, enterprises and consumers, combined with our unique and dense metro, regional, and long-haul networks, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. Our fiber networks span over 112,600 route miles and 8,700,000 fiber miles (representing an average of 78 fibers per route), serve 365 geographic markets in the United States, Canada and Europe, and connect to approximately 24,000 buildings, including approximately 6,000 cellular towers and 1,031 data centers. We own fiber networks in over 300 metro markets, including large metro areas, such as New York, Chicago, San Francisco, Paris, and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota, and Spokane, Washington. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations.  We believe our ownership and the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. We also provide our network-neutral colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 61 locations throughout the United States, Canada and France and operate approximately 670,000 square feet of billable colocation space.

The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional networks have high fiber counts that enable us to provide our dark fiber solutions, network connectivity and colocation and cloud infrastructure services. Our networks are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our services increases. In addition, many of our core network technologies provide capacity through which we can continue to add wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our networks provide a strong and growing competitive barrier to protect our existing revenue base. We believe our networks provide significant opportunity to organically connect to new customer locations, data centers, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand-driven investments in property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $5.0 billion. For the period from July 1, 2013 through June 30, 2016, we also invested approximately $1.6 billion in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our networks. As of June 30, 2016, our total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs) was $4,218.1 million and was primarily incurred in connection with acquisitions.

Our business model focuses on providing on-net bandwidth infrastructure solutions to our customers, which results in what we refer to as “infrastructure economics.” Infrastructure economics are characterized by attractive revenue visibility and strong margins coupled with operating leverage for new revenue, success-based capital investments with low maintenance capital needs, and the ability to generate significant cash flow over time. Our capital expenditure investments are primarily success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital investment. After committing capital to connect additional customer sites, our goal is to sell additional high-bandwidth connectivity on these new routes at a relatively low incremental cost, which further enhances the return we extract from our asset base. Finally, the combination of our scale and infrastructure economics results in the ability to generate meaningful free cash flow over time.

Our management is intensely focused on creating equity value for the ZGH stockholders. Our equity value creation philosophy includes regular and rigorous financial and operational measurement, financial transparency (both internally and externally), and clear alignment of interests among employees, management, and ZGH stockholders. Our real-time measurement and reporting system serves as the foundation for our decision making and our extensive financial and operational disclosure. We also believe in fostering an entrepreneurial culture that aligns the interests of our employees, management, and ZGH stockholders.

We are a Delaware limited liability company and wholly owned subsidiary of Zayo Group Holdings, Inc., a Delaware corporation formed in 2007.  As of June 30, 2016, we had 3,224 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016”, the fiscal year ended June 30, 2015 as “Fiscal 2015”, and the fiscal year ended June 30, 2014 as “Fiscal 2014”.

Bandwidth Infrastructure Industry

We are a bandwidth infrastructure provider, and our services are a critical component of the broader $2 trillion global communications industry. Bandwidth infrastructure, consisting primarily of fiber networks and interconnect-oriented colocation facilities, plays a fundamental role in the communications value chain, similar to other types of infrastructure such as data centers and cellular towers. Bandwidth infrastructure assets are a critical resource, connecting data centers, cellular towers, and other carrier and private networks to support the substantial growth in global data, voice and video consumption by both business and individual consumers.

Industry History

Our industry has changed substantially over the years. The first phase of the bandwidth infrastructure industry occurred with the advent of the Internet and the ensuing dot com era in the late 1990s. This led to the first major wave of fiber network deployments as a number of companies of varying backgrounds invested billions of dollars in fiber network construction throughout the U.S., Canada and Europe. These fiber network developers included companies with national and international plans (e.g., Level 3 Communications, Qwest Communications, Williams Communications) and more regional plans (e.g., 360networks, Progress Telecom, OnFiber). Following these network builds, many of the fiber companies struggled in the early 2000s due to the lack of sufficient demand for their high-bandwidth services. Bandwidth demand during this timeframe was limited by the fact that many bandwidth-intensive applications (e.g. streaming video, cloud, mobile broadband, big data analytics, etc.) were either not yet contemplated or still very early in their life cycle. Instead, the majority of traffic at the time was low-bandwidth services such as voice and dial-up modem connections. In addition, the similarity of the fiber routes deployed resulted in significant overcapacity and associated pricing pressure, leaving a “last mile” gap and heavy competition and overcapacity along these routes. These two primary factors combined to significantly limit the fiber network providers’ operating cash flows, resulting in the majority of these companies transitioning their business models, consolidating and/or seeking bankruptcy protection.

In the following years, a substantial expansion in computing power and bandwidth-intensive applications drove meaningful bandwidth traffic growth. This growth highlighted the need to address the “last mile” gap by bringing bandwidth capacity directly to both the consumer and business end user. The capacity and performance of the consumer last mile connection was primarily addressed by the expansion of cable networks and through mobile network development by wireless carriers (supported by cellular tower operators). The growing bandwidth demand of business end users was addressed by a number of focused fiber developers constructing new networks to directly connect to data centers, cellular towers, government facilities, schools, hospitals and other locations with high-bandwidth needs. These fiber network companies were generally local or regional in nature, and were most often either survivors of the initial fiber development wave, subsidiaries of a utility parent, or owned by entrepreneurs. This period is also noted for increased financial discipline following the large speculative capital deployments of the dot com era. This is the timeframe and industry environment in which our Company was founded.

The Industry Today

The acceleration in the development of bandwidth-intensive devices and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure service providers support applications such as high definition television broadcasting and video; online streaming video; cloud applications replacing in-house enterprise software platforms; and explosive mobile data consumption (Cisco found that, in 2015, global mobile data traffic was equivalent to 15x the volume of global mobile traffic five years earlier in 2010). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape, and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation amongst the bandwidth infrastructure services providers, validating a core tenet of the Company’s founding investment thesis. Since inception we have made 38 acquisitions in the US, Europe and Canada with an aggregate purchase consideration, net of cash acquired, totaling approximately $5.0 billion.

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

•

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

•

Data Center Providers:    Owners of data center facilities that include raised floor, power and cooling infrastructure. These facilities house and support networking and computing equipment for carrier networks, enterprise cloud platforms, content distribution networks, and other mission-critical applications.

•	Cellular Tower Providers: Owners of cellular towers, the physical infrastructure upon which antennas and associated equipment are co-located for the wireless carrier industry.

•

Users of Infrastructure.    Users of infrastructure may purchase infrastructure services either to provide value-added services to their customers or for their own private network requirements. We further categorize these users of infrastructure as follows:

•

Communications Service Providers.    Communication service providers, such as wireless service providers, ILECs, CLECs, and ISPs, are companies that use infrastructure to package, market, and sell value-added communications services such as voice, Internet, data, video, wireless, and hosting solutions.

•

End Users.    End users are public sector entities and private enterprises that purchase infrastructure services for their own internal networks. Note that end users may also address their needs by purchasing value-added services from communications service providers.

The Market Opportunity

The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics, and cloud computing will continue to drive substantial consumer and business demand for bandwidth. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 53% from 2015 to 2020 and that IP traffic will grow at a compound annual growth rate of 22% from 2015 to 2020.

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

By focusing on the reach, density, and performance of their physical networks, bandwidth infrastructure providers can deliver customized services to communications service providers and end users more quickly and with superior economics than these users could otherwise self-provide. Whether providing fiber connectivity to a wireless provider’s towers to enable mobile broadband, supplying a national communications service provider with a metro fiber footprint in new markets, providing a lit bandwidth connection to multiple enterprise data centers for an industrial company, providing interconnection capabilities to a hosting company within a data center, or solving for the next society-impacting innovation, bandwidth infrastructure providers will continue to invest in and expand their infrastructure assets to meet this growing demand.

Given the natural economies of scale, there has been significant consolidation among bandwidth infrastructure providers, particularly in the U.S. We believe this consolidation trend will continue in the U.S. and is beginning in Europe and Canada. Combined with the barriers to new entrants, we foresee a decreasing number of bandwidth infrastructure providers against a backdrop of continued strong demand for their services.

Our Bandwidth Infrastructure Assets

Our bandwidth infrastructure assets consist of our fiber networks, the optronic equipment used to provide our lit services over our fiber networks, and our data centers where we provide colocation and interconnection services.

Our Fiber Networks

Our fiber network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international fiber links that connect our metro networks. Our network represents a collection of assets that we believe is difficult to replicate. Our fiber networks span over 112,600 route miles and 8,700,000 fiber miles (representing an average of 78 fibers per route), serve approximately 365 geographic markets in the United States, Canada and Europe, and connect approximately 24,000 buildings, including approximately 6,000 cellular towers and 1,031 data centers. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between critical customer locations. We believe the expansiveness and density of our fiber network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional or long-haul bandwidth infrastructure service providers. Our fiber networks also have the following key attributes:

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

Regional and Long-haul Fiber Networks.    We use our regional fiber networks to provide bandwidth infrastructure services between the metro markets that we serve. Our regional and long-haul networks are most commonly used in the following three scenarios.  First, to provide service between on-net buildings that are located in different large markets (for example, Chicago and New York). Second, to connect our on-net buildings in small and mid-sized markets back to major data centers, wireless switching centers, and carrier hotels in larger markets (for example, between Lima, Ohio and Cleveland, Ohio). Third, occasionally our networks provide service between on-net buildings in two different small or mid-sized markets located on various parts of our regional networks (for example, between Sioux Falls, South Dakota and Alexandria, Minnesota). We seek to continue to add new segments and markets to our regional and long-haul networks on a success basis, supported by a customer contract. We have deployed current generation DWDM technologies across the majority of our regional and long-haul networks, allowing a current maximum scaling to four terabytes (i.e. 4,000G) of bandwidth and the ability to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional and long-haul networks accordingly.

Fiber-to-the-Tower Networks.    We operate fiber-to-the-tower networks across our fiber network footprint. We connect to approximately 6,000 cellular towers and have contracts with multiple national wireless carriers to build out to approximately 2,600 additional towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved speed, scale, performance and service levels relative to legacy copper and microwave networks. Our FTT networks are scalable, which means that we can quickly and easily increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber networks (either metro or regional), which affords us the ability to offer ring-protected mobile infrastructure services. We are increasingly providing dark fiber services on our FTT networks.

Through these fiber networks, we provide service to approximately 24,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro, and FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•

Data Centers, Carrier Hotels and Central Offices.    These buildings house multiple consumers of bandwidth infrastructure services, serving as telecommunications and content exchange points. Our fiber networks generally connect the most important of these buildings in the markets where we operate. We have over 1,700 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations.    Generally these are other telecom, media or Internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have over 2,600 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. We have approximately 6,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,600 towers. Typically, towers have multiple tenants, which provides us with the opportunity to sell services to those additional tenants.

•

Enterprise Buildings.    Our network extends to over 15,300 enterprise buildings. This grouping contains a mix of single-tenant and multi-tenant enterprise buildings and includes hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Our Data Centers

Many of our data center facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N. Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; and 2001 6th Street in Seattle. Our data center facilities also have the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Ashburn, Austin, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Denver, Las Vegas, Los Angeles, Memphis, Miami, Nashville, Phoenix, Pittsburgh, Minneapolis, Washington, D.C. and nine additional locations in France. All of our facilities are network-neutral, and have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total approximately 670,000 square feet of billable colocation space.

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

Our Segments and Services

We provide three major types of products and services, which form the basis for three of our five operating segments: Dark Fiber Solutions, Network Connectivity and Colocation and Cloud Infrastructure.  Our Zayo Canada segment is comprised of the Company’s recently acquired Allstream business and our Other segment includes Zayo Professional Services (“ZPS”), our professional services business that provides network and technical resources to our customers.  Across our segments, we operate individual Strategic Product Groups. Each Strategic Product Group has financial accountability and decision-making authority, which promotes agility in the fast-moving markets we serve. Financial information for each of our operating segments and our domestic and foreign operations is contained in Note 16 – Segment Reporting to our consolidated financial statements.

•

Dark Fiber Solutions.    Through the Dark Fiber Solutions segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Dark Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Dark Fiber Solutions segment tend to range from three to twenty years. Strategic Product Groups within the Dark Fiber Solutions segment include:

•

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

•

Zayo Mobile Infrastructure (“MIG”).    Our MIG Strategic Product Group provides two key services: FTT and small cell infrastructure. MIG customers are wireless carriers. Our FTT product consists of fiber-based backhaul from cellular towers to mobile switching centers. This service is generally provided via an Ethernet (in speeds of 50 Mb and above) or dark fiber service, and is used by wireless service providers to enable 3G and 4G mobile voice and data services to their customers. As of June 30, 2016, we had approximately 6,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,600. Typically, towers have multiple tenants, which provides us with the opportunity to sell services to those additional tenants. MIG’s small cell infrastructure services provide two separate sub-services. The first sub-service is neutral space and power at a small cell location (example: a light pole), similar to a tower provider. Wireless services providers purchase this service to have a physical location on which to mount their small cell antennas. The second sub-service is dark fiber backhaul from the antenna location to a mobile switching center or interim aggregation point (often a tower). Services are typically provided for terms between five and twenty years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber or bandwidth consumed and the number of locations served.

•

Network Connectivity. The Network Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and our customers pay for access based on the amount and type of bandwidth they purchase. Our services within this segment include wavelength, Ethernet, IP and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Network Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years. Strategic Product Groups within the Network Connectivity segment include:

•

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

•

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

•

Zayo Internet Protocol Services.    The Internet Protocol Services Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits over a shared infrastructure from the customer source to the customer required destination. Information leaving the source is divided into multiple packets and each packet traverses the network utilizing the most efficient path and means available, as determined by a network of IP routers. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10Mb to 100G on a single customer port interface. Customers include regional telecommunications and cable carriers, ISPs, enterprises, educational institutions and content companies. Services are typically provided for terms between one and three years for a fixed recurring monthly fee and in some cases a usage-based and/or an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from the customer location to a public Internet exchange.

•

Zayo SONET Services.    Our SONET Services Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54Mb) to OC-192 (10G) of capacity. Customers in this group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. SONET is generally a more legacy product that is gradually being replaced by Ethernet, wavelength and dark fiber services. As a result, the SONET Services Strategic Product Group generally manages its business to maximize cash generation and deploys minimal growth capital.

•

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years. Strategic Product Groups within the Colocation and Cloud Infrastructure segment include:

•

Zayo Colocation (“zColo”).    Through our zColo Strategic Product Group, we provide network-neutral colocation and interconnection services in 61 data center facilities across 42 markets throughout the United States and France. zColo manages approximately 670,000 square feet of billable colocation space within these facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to multiple network providers. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is supported by battery and generator back-up sources. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver bandwidth between separate networks using fiber, Ethernet, and SONET services. We believe our interconnection offering is differentiated by our inter-building dark fiber infrastructure, allowing connectivity between and among multiple suites in major U.S. data centers, and our Metro Interconnect product, which allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer data center customers outsourced technical resources through our “remote hands” product. Customers can vary by facility and include: domestic and foreign carriers, ISPs, cloud services providers, on-line gaming companies, content providers, media companies and other data-centric enterprises. Services are typically provided for terms between one and five years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York, which is one of the most critical carrier hotels in the world.

•

Zayo Cloud Services.    The Zayo Cloud Services Strategic Product Group combines private cloud, public cloud and managed services in order to provide its customers infrastructure as a service (IaaS) which enables on-demand scaling and virtual computing in hybrid environments.

•

Zayo Canada. The Zayo Canada segment is comprised of the recently acquired business of Allstream, Inc. and Allstream Fiber U.S. Inc. (together, “Allstream”). The services provided by this segment include the legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-real-time communication services such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IP trunking, cloud private branch exchange, collaboration services and unified communications.

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

During Fiscal 2016, we changed our reportable segments. Previously, our operating segments were reported as Physical Infrastructure, which included our Dark Fiber, MIG and Zayo Colocation (“zColo”) Strategic Product Groups (“SPGs”), Cloud and Connectivity, which included our Waves, Sonet, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has removed the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment called Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and the Ethernet, IP, Waves, and SONET SPGs are now reported in the Network Connectivity operating segment.  In addition, following the acquisition of Allstream, the Company created a fifth reportable segment, the Zayo Canada segment, to include the legacy products and service offerings of that recently acquired entity. All prior period segment level financial and operating metrics included in this Annual Report have been recast to conform to the current period presentation for comparability.

Our Operations

Network Management and Operations

Our primary network operating center (“NOC”) is located in Tulsa, Oklahoma and provides 24 hour per day, 365 days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C.; Allentown, Pennsylvania; and Butte, Montana. We continually monitor for, and proactively respond to, any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.

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

We have a fully implemented business continuity and disaster recovery plan that provides near real-time data access from physically diverse data centers (Dallas and Washington, D.C.). We further protect our data with off-site data storage practices.

Our Sales and Marketing Organization

Our business primarily engages in direct sales through our sales organization, consisting of 175 sales representatives as of June 30, 2016. Each of these sales representatives is part of an enterprise or carrier focused sales team led by a sales director whose team is responsible for meeting a quarterly bookings quota. The sales organization sells services across all our Strategic Product Groups. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The sales organization is organized into direct sales channels that generally align around both region and customer. Each of these channels maintains dedicated sales and solutions engineering support resources. There are four direct sales channels in the United States who are geographically focused supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, internet content, media and financial sectors.  Within those channels there are dedicated teams focused on our national wireline and wireless customers across all geographies.   Within Europe and Canada, there are direct outside sales channels focused on similar European and Canadian customers.

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

Our Customers

Our customers generally have a significant and growing need for the bandwidth infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology entities. Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during the year ended June 30, 2016, and total revenues from our top ten customers accounted for approximately 26% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital, and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual services with us, each of which has its own service detail and term.

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

•

Leverage Our Extensive Asset Base by Selling Services on Our Network.    Targeting our sales efforts to services that utilize our existing fiber networks and data centers enables us to limit our reliance on third-party service providers. We believe this in turn produces high incremental margins, which helps us expand consolidated margins, achieve attractive returns on the capital we invest, and realize significant levered free cash flow. We also believe this enables us to provide our customers with a superior level of customer service due to the relative ease in responding to customer service inquiries over one contiguous fiber network. Our existing networks enable us to sell additional bandwidth to our existing customers as their capacity needs grow.

•

Continue to Expand Our Infrastructure Assets.    Our ability to rapidly add network capacity to meet the growing requirements of our customers is an important component of our value proposition. We will continue to seek opportunities to expand our network footprint where supporting customer contracts provide an attractive return on our investment. The expansion of our network footprint also provides the ancillary benefit of bringing other potential customer locations within reach. We design our networks with additional capacity so that increasing bandwidth capacity can be deployed economically and efficiently. Capital expenditures are primarily success-based.

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

•

Intelligently Expand Through Acquisitions.    We have made 38 acquisitions to date for an aggregate purchase price, net of cash, of $5.0 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including expected return on capital, the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity to create value through the realization of cost synergies.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets we serve:

•

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional, and long-haul fiber assets would be difficult given the significant capital, time, permitting, and expertise required. Our fiber spans over 112,600 route miles and 8,700,000 fiber miles (representing an average of 78 fibers per route), served 365 geographic markets in the United States, Canada and Europe, and connect to approximately 24,000 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions, which we believe provides us with a sustainable competitive advantage in these markets, and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe that the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower, and dark fiber customers, choose our services due to the quality and reach of our network, and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 61 data center facilities, which are located in eleven of the most important carrier hotels in the U.S., Canada and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2013 through June 30, 2016, exclusive of acquisitions, we have invested approximately $1.6 billion of capital in our networks, including expansion and maintenance expenditures.

•

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption combined with our focused execution have allowed us to achieve this consistent growth. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to twenty years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our services can be high, particularly for the services within our Dark Fiber Solutions and Network Connectivity segments, given the criticality of our services and the potential cost and disruption. We believe that increasing bandwidth needs combined with the mission-critical nature of our services provided under multi-year contracts create strong revenue growth, visibility, and durability, which support our decision-making abilities and financial stability. We believe that our industry’s high barriers to entry, our economies of scale and scope and customer switching costs contribute to our strong financial performance.

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

•

Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to serve the largest users of bandwidth, we have completed and integrated 38 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our Strategic Product

Groups. Our entire network, sales and churn activity, installation pipeline, NPV commission plans, and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that ZGH stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial, and operational perspective.

•

Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans use an NPV-based approach with the goal of encouraging the proper behavior within our sales force, and our Strategic Product Groups are held to group level equity internal rate of return (“IRR”) targets set by management. To align individual behaviors with ZGH stockholder objectives, equity compensation is used throughout the Company, and our compensation plans include a larger equity component than we believe is standard in our industry.  In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance ZGH stockholders’ returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers, and ZGH stockholders. Finally, our owners’ manual, mission, and investor transparency all serve to enhance cultural alignment across the Company and ZGH stockholders.

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

Our Competition

Dark Fiber Solutions Services

Given the requirement to own the underlying bandwidth infrastructure assets (e.g., fiber networks) in order to provide dark fiber solutions services, the competitive environment tends to be less intensive for these products and the barriers to entry high. The degree of competition and parties in competition vary by physical infrastructure sub-service and by individual market and fiber route. The competitive situation by service is described as follows:

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

Network Connectivity

We believe that some of the key factors that influence our customers’ selection of us as their network connectivity services provider are our ability to provide an on-net service that utilizes our fiber network on an end-to-end basis, the ability to more quickly implement a complex custom solution to meet customers’ needs, the price of the service provided, and the ongoing customer service provided.

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

Colocation and Cloud Infrastructure

The market for our colocation and interconnection services is very competitive. We compete based on price, quality of service, network-neutrality, breadth of network connectivity options, type and quantity of customers in our data centers, and location. We compete against both large, public colocation providers who have significant enterprise values, and privately-held, well-funded colocation providers. Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase data center space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate globally and are able to attract a customer base that values and requires global reach and scale.

These focused interconnection and colocation service providers include:  Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (a Verizon Communications, Inc. subsidiary), Coresite, Savvis, Inc. (a CenturyLink, Inc. subsidiary), and Cologix. These companies offer similar services and operate in similar markets to us.

Zayo Canada

Zayo Canada serves business customers throughout Canada. This market is competitive, with both revenues and margins for some of the services we offer declining across the industry. Our largest competitors are the incumbent telecommunications companies Bell and TELUS. We also compete with other telecommunications companies, such as established cable and hydro companies, and smaller companies or re-sellers that have a more limited network. Few non-incumbent telecommunications companies serving business customers have been successful in generating a sustained record of profitability and taking meaningful market share from the incumbent carriers. Our current strategy aims to mitigate this by focusing on services supporting reliable high bandwidth solutions. Consumer grade products are generally not suitable substitutes for business services for the customer set that Zayo Canada targets. The incumbent carriers act aggressively to maintain their existing and substantial customer base in the mid, large and wholesale markets. Customers expect decreasing per unit pricing over time with and without increasing unit demand.

Other

We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through equity contributions, debt issuances and cash provided by operating activities.

Regulatory Matters

Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”), state Public Utilities Commissions (“PUCs”), European and Canadian telecommunications regulators (such as, Ofcom and ARCEP in Europe and CRTC in Canada) and other foreign regulators, all of which we have obtained and maintain in the normal course of our business. The FCC, State PUCs and foreign regulators generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal, state and foreign laws and regulations, and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate services that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC, State PUCs, and foreign regulators documenting interstate, intrastate and foreign revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.

In addition, our business is subject to various other regulations at the federal, state, local and international levels. These regulations affect the way we can conduct our business and our costs of doing so. However, we believe, based on our examination of such existing and potential new regulations being considered in ongoing FCC and State PUC and European, Canadian and other foreign telecommunications proceedings, that such regulations will not have a significant impact on us.

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

Our website address is www.zayo.com, and we routinely post important investor information in the “Investors” section of our website at http://investors.zayo.com/. The information contained on, or that may be accessed through, our website is not part of this Annual Report on Form 10-K (this “Annual Report”). You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investors” section of our website under the heading “SEC Filings”. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the SEC.

We have adopted a written code of ethics applicable to our directors, officers and employees, including our principal executive officer and principal financial and accounting officers (or persons performing similar functions), in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of ethics applicable to our executive officers and directors, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of ethics is available in the “Corporate Governance” section of our website at http://investors.zayo.com/.corporate-governance.

Special Note Regarding Forward-Looking Statements

Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including but not limited to those described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

We have consistently generated net losses since our inception and such losses may continue in the future. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2016, we had depreciation and amortization expense of $516.3 million, stock-based compensation expense of $155.9 million, and interest expense of $220.1 million. At June 30, 2016, we had $4,218.1 million of total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs). We cannot assure you that we will generate net income in the future.

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

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of the executive management team except for Mr. Caruso is bound by an employment agreement with us. If we lost members of our management team or other key employees, it could have a material adverse effect on our business.

All of our executive officers and many of our key management and employees have had a significant portion of their compensation paid in equity. The liquidity provided by ZGH’s IPO and subsequent equity offerings in many cases represents material wealth of our executive officers and key management employees that may impact retention and focus of existing key employees.

Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations, and cash flows.

Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during Fiscal 2016, and total revenues from our top ten customers accounted for approximately 26% of our revenue during Fiscal 2016. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of such contracts. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

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

We have previously engaged in and may continue to engage in large acquisitions, such as the AboveNet and Allstream acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.  In addition, some recently acquired companies have had Adjusted EBITDA margins that were lower than ours, which had a negative impact on our incremental margins.  Future acquisitions may have a similar effect. In addition, as a result of our frequent acquisitions, research analysts' valuation models may not take into account current acquisitions, or they may not correctly or timely include the effects of such acquisitions, which may cause our reported results to differ from their expectations.

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

Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue. In Fiscal 2016, lost revenue from failure to meet service level guarantees was approximately $1.6 million. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements.

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

Problems within our network or our data centers, whether within our control or the control of our landlords or other third-party providers, could result in service interruptions or equipment damage. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates or network density within our existing facilities.  Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. In the past, we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. Given the service level agreement obligations we typically have in our customer contracts, such disruptions could result in customer credits; however, we cannot assume that our customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

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

Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires management time and capital expenditures. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation in the level of service that we provide to our customers. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software. Our failure to maintain or properly operate this can lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers, early termination of contracts, and damage to our reputation.

Our debt level could negatively impact our financial condition, results of operations, cash flows, and business prospects and could prevent us from fulfilling our obligations under our outstanding indebtedness. In the future, we may incur substantially more indebtedness, which could further increase the risks associated with our leverage.

As of June 30, 2016, our total debt (including capital lease obligations and before any unamortized discounts, premiums or debt issuance costs) was $4,218.1 million, primarily consisting of our $1,430.0 million of 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), $900.0 million of 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”, collectively with the 2023 Unsecured Notes, the “Notes”), $1,837.4 million  senior secured term loan facility (the “Term Loan Facility”) and $50.7 million in capital lease obligations. In addition, we have a $450.0 million senior secured revolving credit facility (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facilities”), of which $442.1 million was available at June 30, 2016, subject to certain conditions. Subject to the limitations set forth in the indentures (the “Indentures”) governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), we may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.  Our level of debt could have important consequences, including the following:

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2016 were $228.5 million, and represented 32% of our cash flows from operating activities. Cash payments related to principal payments on our debt obligations (including capital leases) during the year ended June 30, 2016 of $18.3 million (exclusive of our $196.0 million prepayment of our Term Loan Facility and $325.6 million redemption of our 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”)), which are reflected in our cash flows from financing activities, and represented 3% of our cash flows from operating activities during the period.

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

The Indentures and the Credit Agreement each contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to, among other things:

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

As a result of these covenants, we are limited in the manner in which we may conduct our business, and as a result we may be unable to engage in favorable business activities or finance future operations or capital needs. The ability to comply with some of the covenants and restrictions contained in the Credit Agreement and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. In addition, the Credit Agreement requires us to comply with a maximum secured leverage ratio at the end of any fiscal quarter in the event that usage of the Revolver exceeds 35% of the commitments thereunder. Our ability to comply with this ratio may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

A failure to comply with the covenants, ratios, or tests in the Credit Agreement, the Indentures, or the agreement governing any future indebtedness could result in an event of default under the Credit Facilities, the Indentures or such agreement governing any future indebtedness, as applicable, which if not cured or waived could have a material adverse effect on our business, financial condition, and results of operations. An event of default under the Credit Agreement would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate the ability to borrow under the Revolver. An event of default under the Indentures or the agreement governing any future indebtedness could lead to the acceleration of the obligations under the Notes or such future indebtedness, as applicable. If the amounts outstanding under the Credit Facilities, the Notes or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed. In such a situation, we could be forced to file for bankruptcy.

Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.

We provide telecommunication and other services in multiple jurisdictions across the United States, Canada and Europe and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes would be adverse to us. In addition, we may become subject to income tax audits by many tax jurisdictions throughout the world. It is possible that certain tax positions taken by us could result in tax liabilities for us. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.

At June 30, 2016, we had approximately $1,213.2 million of U.S. federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future U.S. federal taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be increased regulatory complexities that may adversely affect our operations and financial results. In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, which may adversely affect our results of operations and the value of our international assets and investments.

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries, including the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and the U.K. Bribery Act.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and the U.K. Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various other foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs.

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

We conduct a portion of our business using the British Pound Sterling (“GBP”), Canadian Dollar and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the GBP, Euro and Canadian Dollar in recent periods.  Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

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

Volatility in the equity markets, interest rates or other factors could substantially increase our pension costs.

We sponsor defined benefit pension plans for certain of our Canadian employees. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

A significant increase in our pension benefit obligations or funding requirements could have a negative impact on our ability to invest in the business and adversely affect our financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15 under the Exchange Act. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to controls over general information technology systems and management review controls over the accounting for revenue recognition collectability criterion. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework (2013). We are actively engaged in developing remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Related to Our Industry

We could face increased competition from companies in the telecommunications and media industries that currently do not focus on bandwidth infrastructure.

Many of our competitors in the bandwidth infrastructure space are other focused bandwidth infrastructure providers that operate on a regional or local basis. In some cases, we also compete with communications service providers who also own certain infrastructure assets and make them available to customers as an infrastructure service. These communication service providers include ILECs, such as AT&T and Verizon, and cable television companies, such as Comcast.

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

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe, Canada and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Electroniques et des Postes (“ARCEP”).  In addition, in the United States, both the FCC and the State PUCs or similar regulatory authorities typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Similarly, in Canada, we are subject to the rules and oversight of the Canadian Radio-Television and Telecommunications Commission (“CRTC”) as well as the laws and regulations of other federal and provincial bodies. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, CRTC and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States, Canada and Europe.

We may be liable for the material that content providers distribute over our network.

Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is affected both by changing technology and evolving legal principles.  As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks.  Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography.  If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operating results and financial condition could be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2016, we own or lease approximately 112,600 fiber route miles or 8,700,000 fiber miles. We provide colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 61 locations throughout the United States, Canada and France. We generally do not own the buildings where we provide our colocation and interconnection services; however, the zColo group manages approximately 670,000 square feet of billable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Our Common Stock

We are a wholly-owned subsidiary of Zayo Group Holdings, Inc., a public company listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”.  There is no public or private trading market for the equity of Zayo Group, LLC.

Dividend Policy

We have never declared or paid any cash dividends to members and no cash dividends are contemplated in the foreseeable future. In addition, our Credit Agreement and the Indentures governing our Notes contain restrictions on our ability to pay dividends or make other distributions with respect to any equity interests.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for Zayo Group, LLC for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group, LLC as of and for the years ended June 30, 2016, 2015, 2014, 2013 and 2012 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.  These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(in millions)

Revenue	$1,721.7	$1,347.1	$1,129.7	$1,011.0	$382.0
Operating costs and expenses	1,481.4	1,177.8	1,066.1	895.3	305.5
Operating income	240.3	169.3	63.6	115.7	76.5
Other expenses, net	(308.0)	(333.1)	(200.4)	(279.4)	(52.8)
(Loss)/Earnings from continuing operations before income taxes	(67.7)	(163.8)	(136.8)	(163.7)	23.7
Provision/(benefit) for income taxes	8.5	(8.7)	40.3	(21.8)	29.5
Net loss	$(76.2)	$(155.1)	$(177.1)	$(141.9)	$(5.8)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$170.1	$308.0	$297.4	$91.3	$150.7
Property and equipment, net	4,079.5	3,299.2	2,822.4	2,437.7	754.7
Total assets	6,720.0	6,094.0	4,980.9	4,152.1	1,354.8
Long-term debt and capital lease obligations, including current portion	4,136.0	3,701.4	3,178.9	2,744.8	684.3
Total member's equity	1,203.8	1,194.1	401.3	558.8	365.9

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

Overview

Introduction

We are a large and fast growing provider of bandwidth infrastructure in the United States, Europe and Canada. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of June 30, 2016, we had $6.9 billion in revenue under contract with a weighted average remaining contract term of approximately 48 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for ZGH stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and ZGH stockholders.

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

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016,” the fiscal year ended June 30, 2015 as “Fiscal 2015,” and the fiscal year ended June 30, 2014 as “Fiscal 2014.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of June 30, 2016, we have five reportable segments as described below:

•

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

•

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

•

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

•

Zayo Canada. The Zayo Canada segment is comprised of the recently acquired business of Allstream, Inc. and Allstream Fiber U.S. Inc. (together, “Allstream”). The services provided by this segment include the legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-real-time communication services such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IP trunking, cloud private branch exchange, collaboration services and unified communications.

•

Other. Our Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers who leverage our expertise in designing, acquiring and maintaining networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

During Fiscal 2016, we changed our reportable segments. Previously, our operating segments were reported as Physical Infrastructure, which included our Dark Fiber, MIG and Zayo Colocation (“zColo”) Strategic Product Groups (“SPGs”), Cloud and Connectivity, which included our Waves, Sonet, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has removed the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and the Ethernet, IP, Waves, and SONET SPGs are now reported in the Network Connectivity operating segment.  In addition, following the acquisition of Allstream (as described below), the Company created a fifth reportable segment, the Zayo Canada segment, to include the legacy products and service offerings of that recently acquired entity. All prior period segment level financial and operating metrics included in this Annual Report have been recast to conform to the current period presentation for comparability.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 38 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Clearview

On April 1, 2016, we acquired 100% of the equity interest in Clearview International, LLC, a Texas based colocation and cloud infrastructure services provider, for cash consideration of $18.3 million.  The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a robust set of hybrid cloud infrastructure services that complement our global cloud capabilities.

The results of the acquired Clearview business are included in our operating results beginning April 1, 2016.

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

Dallas Data Center

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The operating results of the acquired Dallas Data Center business are included in our results beginning January 1, 2016.

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired. The Latisys acquisition was funded with the proceeds of our January 2015 Notes Offering (as defined below). The acquisition was considered a stock purchase for tax purposes.

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

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and include assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2016.

Acquisition	Date	Acquisition Cost
		(in millions)
Memphis Networx	July 31, 2007	$9.2
PPL Telecom	August 24,2007	46.3
Indiana Fiber Works	September 28, 2007	22.6
Onvoy	November 7, 2007	70.0
Voicepipe	November 7, 2007	2.8
Citynet Fiber Networks	February 15, 2008	99.2
Northwest Telephone	May 30, 2008	5.2
CenturyTel Tri-State Markets	July 22, 2008	2.7
Columbia Fiber Solutions	September 30, 2008	12.1
CityNet Holdings Assets	September 30, 2008	3.4
Adesta Assets	September 30, 2008	6.4
Northwest Telephone California	May 26, 2009	0.0
FiberNet	September 9, 2009	96.6
AGL Networks	July 1, 2010	73.7
Dolphini Assets	September 20, 2010	0.2
American Fiber Systems	October 1, 2010	114.1
360networks	December 1, 2011	317.9
MarquisNet	December 31, 2011	13.6
Arialink	May 1 2012	17.1
AboveNet	July 2, 2012	2,210.0
FiberGate	August 31, 2012	118.3
USCarrier	October 1, 2012	16.1
FTS	December 14, 2012	109.7
Litecast	December 31, 2012	22.2
Core NAP	May 31, 2013	7.1
Corelink	August 1, 2013	1.9
Access	October 1, 2013	40.1
FiberLink	October 2, 2013	43.1
CoreXchange	March 4, 2014	17.2
Geo	May 16, 2014	292.3
Neo	July 1, 2014	73.9
Colo Facilities Atlanta	July 1, 2014	51.9
IdeaTek Systems	January 1, 2015	52.7
Latisys	February 23, 2015	677.8
Viatel	December 31, 2015	102.7
Stream Dallas Data Center	December 31, 2015	16.6
Allstream	January 15, 2016	297.6
Clearview	April 1, 2016	18.3
Less portion allocated to the discontinued operations of Onvoy, LLC		(62.3)
Total		$5,020.3

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

Substantial Indebtedness

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, we and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing the $1,837.4 million senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during Fiscal 2015 or Fiscal 2016).

The Revolver matures at the earliest of (i) April 17, 2020 and (ii) six months prior to the maturity date of the Term Loan Facility, subject to amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on our current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon our leverage ratio.

On January 15, 2016, we and Zayo Capital entered into an Incremental Amendment (the “Incremental Amendment”) to the Credit Agreement. Under the terms of the Incremental Amendment, the Term Loan Facility was increased by $400.0 million. The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Term Loan Proceeds”). The issue discount of $4.8 million on the Incremental Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Term Loan Proceeds were used to fund the Allstream acquisition (see Note 3 – Acquisitions to our consolidated financial statements) and for general corporate purposes.

On July 22, 2016, we and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Amendment, the $361.0 million term loan tranche under the Credit Agreement was repriced at par and will bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.9% and 3.75% at June 30, 2016 and 2015, respectively. Interest rates on the Revolver as of June 30, 2016 and 2015 were approximately 3.4% and 3.0%, respectively.

As of June 30, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.9 million as of June 30, 2016, leaving $442.1 million available under the Revolver, subject to certain conditions.

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On January 23, 2015, we and Zayo Capital (together, the “Issuers”) completed a private offering (the “January 2015 Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March 2015 Notes Offering”, and together with the January 2015 Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March 2015 Notes Offering is being accreted against interest expense over the term of the 2023 Unsecured Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January 2015 Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions to our consolidated financial statements).   The net proceeds from the March 2015 Notes Offering were used to redeem the remaining $675.0 million of our then outstanding 2020 Secured Notes (as defined below) at a price of 105.75% (the “Second Note Redemption”).  As part of the Second Note Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statement of operations for the year ended June 30, 2015.

On May 6, 2015, the Issuers completed a private offering (the “Initial 2025 Notes Offering”) of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). On April 14, 2016, the Issuers closed a private offering (the “Additional 2025 Notes Offering”) of an additional $550.0 million of the 2025 Unsecured Notes priced at 97.1%, resulting in aggregate gross proceeds for the 2025 Unsecured Notes of $534.1 million.  The issue discount of $15.9 million on the Additional 2025 Notes Offering is being accreted to interest expense over the term of the 2025 Unsecured Notes using the effective interest method. Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025. The net proceeds from the Initial 2025 Notes Offering were used to repay $344.5 million of our Term Loan Facility. As a result of the repayment, we recorded a loss on extinguishment of debt of $8.4 million. The net proceeds of the Additional 2025 Notes Offering plus cash on hand were used to (i) repay approximately $196.0 million of borrowings under the Term Loan Facility, and (ii) redeem the $325.6 million of remaining 2020 Unsecured Notes (as defined below), including the required make-whole premium and accrued interest.  Per the terms of the Credit Agreement, the $196.0 million prepayment on the Term Loan Facility relieves the Company of its obligation to make quarterly principal payments on the Term Loan Facility until the cumulative amount of such relieved payments exceeds $196.0 million.  As a result of the redemption, we recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility.  The loss on extinguishment of debt has been recorded on the consolidated statement of operations for the year ended June 30, 2016.

10.125% Senior Unsecured Notes due 2020 and 8.125% Senior Secured Notes due 2020

On July 2, 2012, the Issuers issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”) and $750.0 million aggregate principal amount of 8.125% senior secured notes due 2020 (the “2020 Secured Notes”).  On December 15, 2014, we redeemed $174.4 million of the then outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of their then outstanding 2020 Secured Notes at a price of 108.125% (the “Partial Notes Redemption”). As part of the Partial Notes Redemption, we paid an early redemption call premium of $23.8 million, which was recorded as a loss on extinguishment of debt on the consolidated statements of operations during the year ended June 30, 2015.

Substantial Capital Expenditures

During Fiscal 2016, 2015, and 2014, we invested $704.1 million, $530.4 million, and $360.8 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the United States Dollar (“USD”) – principally the British Pound Sterling (“GBP”) and Canadian Dollar (“CAD”) and to a lesser extent the Euro and Swiss Franc (“CHF”). Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Prior to ZGH’s IPO, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards and CII preferred unit awards and restricted stock unit awards made under our new equity compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for an estimate of forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees. Following ZGH’s IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize.

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

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Revenue

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$563.9	$525.9	$38.0	7%
Network Connectivity	683.5	648.0	35.5	5%
Colocation and Cloud Infrastructure	240.7	150.0	90.7	60%
Zayo Canada	213.3	—	213.3	*
Other	20.3	23.2	(2.9)	(13)%
Consolidated	$1,721.7	$1,347.1	$374.6	28%

* Not meaningful

Our total revenue increased by $374.6 million, or 28%, to $1,721.7 million for the year ended June 30, 2016, from $1,347.1 million for the year ended June 30, 2015. The increase in revenue was driven by our Fiscal 2015 and 2016 acquisitions as well as organic growth.

We estimate that the period-over-period organic growth was approximately 4%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period-over-period from $24.8 million to $26.6 million in combined MRR and MAR. The total contract value associated with bookings for the year ended June 30, 2016 was approximately $1,614.0 million.

•	During the year ended June 30, 2016, the Company recognized net installs of $9.0 million as compared to $7.2 million during the year ended June 30, 2015.

•	Monthly churn percentage between the two periods decreased to 1.1% from 1.2%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 24%.

The average exchange rate between the USD and GBP weakened by 5.8% during the year ended June 30, 2016.  The average exchange rate between the USD and Euro weakened by 7.7%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the year ended June 30, 2016 and June 30, 2015 by an additional $6.3 million for a total revenue increase of $380.9 million, or 28%.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $38.0 million, or 7%, to $563.9 million from $525.9 million, for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both acquisition related and organic growth.

Dark Fiber is the largest Strategic Product Group within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure products also contributed to the segment’s growth. Bookings of MRR and MAR for the year ended June 30, 2016 were $8.5 million (with a total contract value of approximately $1,064.2 million), a decrease from the $9.4 million in bookings for the same period in the prior year. Gross installs were $7.8 million for Fiscal 2016, compared to $7.4 million for Fiscal 2015. The monthly churn decreased from 0.7% to 0.6%, resulting in total churn processed of $3.2 million compared to $3.6 million in the same period in the prior year.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $35.5 million, or 5%, to $683.5 million from $648.0 million for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both acquisition-related and organic growth.

Growth was strongest in the segment’s Waves SPG, driven by customer demand and increased effectiveness in marketing these products, including price concessions that were proactively offered in exchange for customer contract extensions in Fiscal 2015. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased from $12.5 million to $13.7 million between the two comparative periods, with a total contract value of approximately $418.3 million for the year ended June 30, 2016. Gross installs were $13.4 million for the year ended June 30, 2016, compared to $12.3 million in the prior year. The monthly churn percentage decreased from 1.6% to 1.5%, resulting in total churn processed remaining consistent at $9.9 million year-over-year.

Colocation and Cloud Infrastructure. Revenue from our Colocation and Cloud Infrastructure segment increased by $90.7 million, or 60%, to $240.7 million from $150.0 million for the years ended June 30, 2016 and 2015. The increase was a result of both acquisition related and organic growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased from $2.9 million to $4.2 million between the two comparative periods, with a total contract value of approximately $129.5 million for the year ended June 30, 2016. Gross installs remained consistent at $3.3 million for Fiscal 2016 and Fiscal 2015. The monthly churn decreased from 1.2% to 1.0%, resulting in total churn processed of $2.3 million compared to $1.7 million in the same period in the prior year.

Zayo Canada. Revenue from our Zayo Canada segment was $213.3 million for the year ended June 30, 2016.

Other.   Revenue from our Other segment decreased by $2.9 million, or 13%, to $20.3 million from $23.2 million, for the years ended June 30, 2016 and 2015, respectively. The decrease was the result of the non-recurring nature of revenue related to the Other segment, which had slightly lower sales in Fiscal 2016 as compared to Fiscal 2015.  The Other segment represented approximately 1% of our total revenue during the year ended June 30, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Year Ended June 30,
	2016		2015
	(in millions)
Monthly recurring revenue	$1,546.0	90%	$1,211.8	90%
Amortization of deferred revenue	92.5	5%	72.1	5%
Other revenue	83.2	5%	63.2	5%
Total Revenue	$1,721.7	100%	$1,347.1	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$461.4	$479.3	$(17.9)	(4)%
Network Connectivity	540.5	536.5	4.0	1%
Colocation and Cloud Infrastructure	248.3	140.7	107.6	76%
Zayo Canada	213.0	—	213.0	*
Other	18.2	21.3	(3.1)	(15)%
Consolidated	$1,481.4	$1,177.8	$303.6	26%

* Not meaningful

Our operating costs increased by $303.6 million, or 26% to $1,481.4 million for Fiscal 2016 from $1,177.8 million for Fiscal 2015. The increase in consolidated operating costs was primarily due to increased costs as a result of Fiscal 2016 and Fiscal 2015 acquisition related growth, and organic growth of our network, partially offset by a $44.8 million decrease in stock-based compensation.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs decreased by $17.9 million, or 4%, to $461.4 million for Fiscal 2016 from $479.3 million for Fiscal 2015. The decrease in operating costs and expenses was primarily a result of a decrease in stock-based compensation, partially offset by the timing of our Fiscal 2016 and Fiscal 2015 acquisitions and additional costs associated with the organic growth of our network.

Network Connectivity.    Network Connectivity operating costs increased by $4.0 million, or 1%, to $540.5 million for Fiscal 2016 from $536.5 million for Fiscal 2015. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2016 and Fiscal 2015 acquisitions, partially offset by a decrease in stock-based compensation.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $107.6 million, or 76%, to $248.3 million for Fiscal 2016 from $140.7 million for Fiscal 2015. The increase in operating costs and expenses was primarily a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network.

Zayo Canada. Zayo Canada operating costs were $213.0 million for the year ended June 30, 2016.

Other.    Other operating costs decreased by $3.1 million, or 15%, to $18.2 million for Fiscal 2016 from $21.3 million for Fiscal 2015 as a result of decreased revenue from ZPS.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2016 and 2015:

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$283.0	$178.3	$104.7	59%
Compensation and benefits expenses	216.8	158.6	58.2	37%
Network operations expense	194.5	152.5	42.0	28%
Other expenses	93.4	75.6	17.8	24%
Transaction costs	21.5	5.9	15.6	*
Stock-based compensation	155.9	200.7	(44.8)	(22)%
Depreciation and Amortization	516.3	406.2	110.1	27%
Total operating costs and expenses	$1,481.4	$1,177.8	$303.6	26%

* Not meaningful

Netex.    Our Netex increased by $104.7 million, or 59%, to $283.0 million for Fiscal 2016 from $178.3 million for Fiscal 2015. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2016 and Fiscal 2015, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $58.2 million, or 37%, to $216.8 million for Fiscal 2016 from $158.6 million for Fiscal 2015.

The increase in compensation and benefits reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired since June 30, 2015.

Headcount as of the end of the respective periods was:

	June 30,	June 30,
	2016	2015
Dark Fiber Solutions	797	793
Network Connectivity	769	682
Colocation and Cloud Infrastructure	373	330
Zayo Canada	1,258	—
Other	27	28
Total	3,224	1,833

Network Operations Expenses.    Network operations expenses increased by $42.0 million, or 28%, to $194.5 million for Fiscal 2016 from $152.5 million for Fiscal 2015. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 32% to 112,660 miles at June 30, 2016 from 85,644 miles at June 30, 2015.

Other Expenses.    Other expenses increased by $17.8 million, or 24%, to $93.4 million for Fiscal 2016, from $75.6 million for Fiscal 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2015 and 2016 acquisitions.

Transaction Costs.    Transaction costs increased by $15.6 million to $21.5 million for Fiscal 2016 from $5.9 million for Fiscal 2015. The increase was due to higher transaction-related costs associated with our Fiscal 2016 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $44.8 million, or 22%, to $155.9 million for Fiscal 2016 from $200.7 million for Fiscal 2015.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $110.1 million, or 27%, to $516.3 million for Fiscal 2016 from $406.2 million for Fiscal 2015. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2015 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2016 and 2015.

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(220.1)	$(214.0)	$(6.1)	(3)%
Loss on extinguishment of debt	(33.8)	(94.3)	60.5	*
Foreign currency loss on intercompany loans	(53.8)	(24.4)	(29.4)	*
Other expense, net	(0.3)	(0.4)	0.1	*
Total other expenses, net	$(308.0)	$(333.1)	$25.1	8%

* Not meaningful

Interest expense.   Interest expense increased by $6.1 million, or 3%, to $220.1 million from $214.0 million for the years ended June 30, 2016 and 2015, respectively. The increase was primarily a result of increased indebtedness during Fiscal 2016, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2016 debt transactions.

Loss on extinguishment of debt.  Loss on extinguishment of debt decreased to a $33.8 million loss for the year ended June 30, 2016 from a loss of $94.3 million for the year ended June 30, 2015. During Fiscal 2016, we redeemed the remaining $325.6 million 2020 Unsecured Notes and repaid $196.0 million on our Term Loan Facility. As part of the redemption and early payment on the Term Loan Facility, we paid early redemption call premiums totaling $20.3 million and recorded an expense of $13.5 million related to unamortized debt issuance costs and discounts associated with the extinguished indebtedness. These expenses were recorded as a loss on extinguishment of debt during Fiscal 2016.

During Fiscal 2015, we redeemed our $750.0 million 2020 Secured Notes and a portion of our 2020 Unsecured Notes and repaid $344.5 million on our Term Loan Facility.  As part of the redemptions and early payment on the Term Loan Facility, we paid early redemption call premiums totaling $62.6 million and recorded an expense of $31.7 million related to unamortized debt issuance costs and discounts associated with the extinguished indebtedness.  These expenses were recorded as a loss on extinguishment of debt during Fiscal 2015.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans increased to a $53.8 million loss for Fiscal 2016 from a loss of $24.4 million for Fiscal 2015. This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

(Benefit)/provision for Income Taxes

Income tax expense increased over the prior year by $17.2 million, to an income tax expense of $8.5 million for Fiscal 2016, from an income tax benefit of $(8.7) million for Fiscal 2015. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our stock-based compensation related to our CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Year Ended June 30,
	2016	2015
	(in millions)
Expected benefit at the statutory rate	$(23.8)	$(57.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	27.9	59.4
State income taxes benefit, net of federal benefit	(2.1)	(7.4)
Transactions costs not deductible for tax purposes	1.5	0.7
Change in statutory tax rate	(3.6)	(2.2)
Change in valuation allowance	2.8	—
Foreign tax rate differential	2.7	0.6
Other, net	3.1	(2.5)
Provision/(benefit) for income taxes	$8.5	$(8.7)

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenue

	For the Year Ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$525.9	$419.8	$106.1	25%
Network Connectivity	648.0	606.2	41.8	7%
Colocation and Cloud Infrastructure	150.0	75.6	74.4	98%
Other	23.2	28.1	(4.9)	(17)%
Consolidated	$1,347.1	$1,129.7	$217.4	19%

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

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period-over-period from $21.8 million to $24.8 million in combined MRR and MAR. The total contract value associated with bookings for the year ended June 30, 2015 was approximately $1,849.9 million.

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

Dark Fiber Solutions.    Revenue from our Dark Fiber Solutions segment increased by $106.1 million, or 25%, to $525.9 million from $419.8 million, for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Dark Fiber is the largest Strategic Product Group within the segment and benefited from continued growth in infrastructure demand. Our FTT products also contributed to the segment's growth. Bookings of MRR and MAR for the year ended June 30, 2015 were $9.4 million (with a total contract value of approximately $1,360.6 million), an increase from the $0.4 million in bookings for the same period in the prior year. Gross installs were $7.4 million for Fiscal 2015, compared to $6.7 million for Fiscal 2014. The monthly churn percentage decreased from 0.8% to 0.7%, resulting in total churn processed of $3.6 million compared to $3.3 million in the same period in the prior year.

        Network Connectivity.    Revenue from our Network Connectivity segment increased by $41.8 million, or 7%, to $648.0 million from $606.2 million for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment's Ethernet and IP Strategic Product Groups, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR increased from $11.1 million to $12.5 million between the two comparative periods, with a total contract value of approximately $398.8 million for the year ended June 30, 2015. Gross installs were $12.3 million for the year ended June 30, 2015, compared to $11.2 million in the prior year. The monthly churn percentage decreased from 1.7% to 1.6%, resulting in total churn processed of $9.9 million compared to $10.1 million in the same period in the prior year.

        Colocation and Cloud Infrastructure.    Revenue from our Colocation and Cloud Infrastructure segment increased by $74.4 million, or 98%, to $150.0 million from $75.6 million for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

        zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased from $1.6 million to $2.9 million between the two comparative periods, with a total contract value of approximately $89.0 million for the year ended June 30, 2015. Gross installs were $3.3 million for the year ended June 30, 2015, compared to $1.7 million in the prior year. The monthly churn percentage increased from 1.1% to 1.2%, resulting in total churn processed of $1.7 million compared to $0.9 million in the same period in the prior year.

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

	For the Year Ended June 30,
	2015		2014
	(in millions)
Monthly recurring revenue	$1,211.8	90%	$1,035.8	92%
Amortization of deferred revenue	72.1	5%	55.9	5%
Other revenue	63.2	5%	38.0	3%
Total Revenue	$1,347.1	100%	$1,129.7	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$479.3	$474.0	$5.3	1%
Network Connectivity	536.5	502.2	34.3	7%
Colocation and Cloud Infrastructure	140.7	67.1	73.6	110%
Other	21.3	22.8	(1.5)	(7)%
Consolidated	$1,177.8	$1,066.1	$111.7	10%

Our operating costs increased by $111.7 million, or 10% to $1,177.8 million for Fiscal 2015 from $1,066.1 million for Fiscal 2014. The increase in consolidated operating costs was primarily due to increased costs as a result of Fiscal 2015 and Fiscal 2014 acquisition related growth, and organic growth of our network, partially offset by a $53.0 million decrease in stock-based compensation.

        Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $5.3 million, or 1%, to $479.3 million for Fiscal 2015 from $474.0 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions and additional costs associated with the organic growth of our network partially offset by a decrease in stock-based compensation.

        Network Connectivity.    Network Connectivity operating costs increased by $34.3 million, or 7%, to $536.5 million for Fiscal 2015 from $502.2 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions.

        Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $73.6 million, or 110%, to $140.7 million for Fiscal 2015 from $67.1 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions.

        Other.    Other operating costs decreased by $1.5 million, or 7%, to $21.3 million for Fiscal 2015 from $22.8 million for Fiscal 2014 as a result of decreased revenue from ZPS.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2015 and 2014.

	For the Year Ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$178.3	$150.5	$27.8	18%
Compensation and benefits expenses	158.6	126.9	31.7	25%
Network operations expense	152.5	130.5	22.0	17%
Other expenses	75.6	61.8	13.8	22%
Transaction costs	5.9	4.5	1.4	31%
Stock-based compensation	200.7	253.7	(53.0)	(21)%
Depreciation and Amortization	406.2	338.2	68.0	20%
Total operating costs and expenses	$1,177.8	$1,066.1	$111.7	10%

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

Headcount as of the end of the respective periods was:

	June 30,	June 30,
	2015	2014
Dark Fiber Solutions	769	751
Network Connectivity	650	623
Colocation and Cloud Infrastructure	318	110
Other	96	29
Total	1,833	1,513

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

Prior to ZGH’s IPO, we recognized changes in the fair value of the CII common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the ZGH IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period. The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates. The higher Fiscal 2014 stock-based compensation expense is primarily driven by increases to the estimated fair value of our liability classified common unit awards.

Depreciation and Amortization

Depreciation and amortization expense increased by $68.0 million, or 20%, to $406.2 million for Fiscal 2015 from $338.2 million for Fiscal 2014. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2014 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2015 and 2014.

	For the Year Ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(214.0)	$(203.5)	$(10.5)	(5)%
Loss on extinguishment of debt	(94.3)	(1.9)	(92.4)	*
Foreign currency (loss)/gain on intercompany loans	(24.4)	4.7	(29.1)	*
Other expense, net	(0.4)	0.3	(0.7)	*
Total other expenses, net	$(333.1)	$(200.4)	$(132.7)	(66)%

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

        Foreign currency (loss)/gain on intercompany loans.    Foreign currency (loss)/gain on intercompany loans decreased to a loss of $24.4 million for the year ended June 30, 2015, from a gain of $4.7 million for the year ended

June 30, 2014. This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

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

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Year Ended June 30,
	2015	2014
	(in millions)
Expected benefit at the statutory rate	$(57.3)	$(47.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	59.4	96.5
State income taxes benefit, net of federal benefit	(7.4)	(6.3)
Transactions costs not deductible for tax purposes	0.7	0.8
Reversal of uncertain tax positions, net	—	(2.6)
Change in effective tax rate	(2.2)	(0.3)
Change in valuation allowance	—	1.3
Foreign tax rate differential	0.6	1.0
Other, net	(2.5)	(2.2)
Provision/(benefit) for income taxes	$(8.7)	$40.3

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

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding 2023 Unsecured Notes and 2025 Unsecured Notes (collectively, the “Notes”). The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.

Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under accounting principles generally accepted in the United States (“GAAP”). For example, Adjusted EBITDA:

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

Reconciliations from segment and consolidated Adjusted EBITDA to earnings/(loss) from operations are as follows:

	For the year ended June 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$406.5	$359.3	$119.4	$45.2	$4.5	$—	$934.9
Interest expense	(99.9)	(69.0)	(42.0)	(2.2)	—	(7.0)	(220.1)
Provision for income taxes	—	—	—	—	—	(8.5)	(8.5)
Depreciation and amortization expense	(239.6)	(142.3)	(102.3)	(30.2)	(1.9)	—	(516.3)
Transaction costs	(2.9)	(4.0)	(1.2)	(13.4)	—	—	(21.5)
Stock-based compensation	(61.2)	(69.8)	(23.5)	(0.9)	(0.5)	—	(155.9)
Loss on extinguishment of debt	—	—	—	—	—	(33.8)	(33.8)
Foreign currency gain/(loss) on intercompany loans	0.3	0.8	—	—	—	(54.9)	(53.8)
Non-cash loss on investments	(1.3)	—	—	—	—	0.1	(1.2)
Earnings/(loss) from operations	$1.9	$75.0	$(49.6)	$(1.5)	$2.1	$(104.1)	$(76.2)

	For the year ended June 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$364.3	$339.2	$73.8	$—	$5.3	$—	$782.6
Interest expense	(115.7)	(75.8)	(22.5)	—	—	—	(214.0)
Benefit from income taxes	—	—	—	—	—	8.7	8.7
Depreciation and amortization expense	(222.0)	(136.3)	(46.0)	—	(1.9)	—	(406.2)
Transaction costs	(1.8)	(0.6)	(1.4)	—	—	(2.1)	(5.9)
Stock-based compensation	(95.4)	(90.1)	(15.7)	—	0.5	—	(200.7)
Loss on extinguishment of debt	(53.3)	(39.3)	(1.7)	—	—	—	(94.3)
Foreign currency loss on intercompany loans	—	(0.3)	—	—	—	(24.1)	(24.4)
Non-cash loss on investments	(0.9)	—	—	—	—	—	(0.9)
Earnings/(loss) from operations	$(124.8)	$(3.2)	$(13.5)	$—	$3.9	$(17.5)	$(155.1)

	For the year ended June 30, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$288.2	$326.7	$37.4	$—	$8.0	$—	$660.3
Interest expense	(116.5)	(81.2)	(5.3)	—	—	(0.5)	(203.5)
Provision for income taxes	—	—	—	—	—	(40.3)	(40.3)
Depreciation and amortization expense	(192.3)	(131.4)	(12.7)	—	(1.8)	—	(338.2)
Transaction costs	(2.2)	(1.0)	(0.6)	—	—	(0.7)	(4.5)
Stock-based compensation	(147.8)	(90.0)	(15.6)	—	(0.3)	—	(253.7)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	—	—	(1.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	4.7	4.7
Earnings/(loss) from operations	$(171.7)	$22.3	$3.2	$—	$5.9	$(36.8)	$(177.1)

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

As of June 30, 2016, we had $170.1 million in cash and cash equivalents and a working capital deficit of $91.1 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. The primary reason for the swing from a working capital surplus as of June 30, 2015 to a working capital deficit at June 30, 2016 is our change in accounting policy that requires our deferred tax assets and liabilities to be classified as noncurrent in our classified balance sheet. Although we have a working capital deficit as of June 30, 2016, a substantial portion of the deficit is a result of a current deferred revenue balance of $129.4 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the June 30, 2016 current deferred revenue balance.  Additionally, as of June 30, 2016, we had $442.1 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures increased by $173.7 million, or 33%, during the year ended June 30, 2016 as compared to the year ended June 30, 2015, to $704.1 million from $530.4 million. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including available borrowings under our $450.0 million Revolver), equity contributions, and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt securities through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

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

The following table sets forth the components of our cash flows for the years ended June 30, 2016, 2015 and 2014.

	Year Ended June 30,
	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$714.0	$607.0	$562.0
Net cash used in investing activities	$(1,141.6)	$(1,386.1)	$(754.1)
Net cash provided by financing activities	$291.7	$793.5	$397.2

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $107.0 million to $714.0 million from $607.0 million during the years ended June 30, 2016 and 2015, respectively.

Net cash flows from operating activities during the year ended June 30, 2016 include the net loss of $76.2 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $516.3 million, stock-based compensation expense of $155.9 million, foreign currency loss on intercompany loans of $53.8 million and non-cash interest expense of $11.9 million, partially offset by the deferred tax benefit of $2.8 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $184.0 million, less amortization of deferred revenue of $111.5 million.  Cash flow during the period was reduced by the net change in working capital components of $48.4 million.  The $48.4 million cash outflow associated with the change in working capital components was primarily driven by increases in prepaids of $18.7 million, decrease of accounts payable and accrued liabilities of $36.0 million and increases in other assets and liabilities of $33.0 million.

Net cash flows from operating activities during the year ended June 30, 2015 include the net loss of $155.1 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $406.2 million, stock-based compensation expense of $200.7 million, foreign currency loss on intercompany loans of $24.4 million and non-cash cash interest expense of $19.7 million plus an add back for $94.3 million associated with a loss on extinguishment of debt, partially offset by the deferred tax benefit of $13.2 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $149.1 million, less amortization of deferred revenue of $72.1 million. Cash flow during the period was reduced by the net change in working capital components of $49.8 million. The $49.8 million cash outflow associated with the change in working capital components was primarily driven by increases in trade receivables of $11.2 million, decrease of accounts payable and accrued liabilities of $22.9 million and increases in other assets and liabilities of $12.8 million.

The increase in net cash flows from operating activities during the year ended June 30, 2016 as compared to the year ended June 30, 2015 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2015 and Fiscal 2016 acquisitions, offset in part by increased interest payments.

Net cash flows from operating activities increased by $45.0 million to $607.0 million from $562.0 million during the years ended June 30, 2015 and 2014, respectively.

Net cash flows from operating activities during the year ended June 30, 2014 represents our net loss of $177.1 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $338.2 million, non-cash interest expense of $22.1 million, the deferred tax provision of $26.9 million, stock-based compensation expense of $253.7 million and loss on extinguishment of debt of $1.9 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $163.8 million, less amortization of deferred revenue of $55.6 million. Cash flow during the period was decreased by the net change in working capital components of $9.1 million.

        The increase in net cash flows from operating activities during the year ended June 30, 2015 as compared to the year ended June, 2014 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions, offset in part by increased interest and tax payments.

Cash Flows Used in Investing Activities

We used cash in investing activities of $1,141.6 million, $1,386.1 million and $754.1 million during the years ended June 30, 2016, 2015 and 2014, respectively.

During the year ended June 30, 2016, our principal uses of cash for investing activities were $704.1 million in additions to property and equipment and $437.5 million in net cash paid for acquisitions.

During the year ended June 30, 2015, our principal uses of cash for investing activities were $530.4 million in additions to property and equipment and $855.7 million in net cash paid for acquisitions.

During the year ended June 30, 2014, our principal uses of cash for investing activities were $360.8 million in additions to property and equipment and $393.3 million in net cash paid for acquisitions.

Cash Flows Provided By Financing Activities

Our net cash provided by financing activities was $291.7 million, $793.5 million and $397.2 million during the years ended June 30, 2016, 2015 and 2014, respectively.

Our cash flows provided by financing activities during the year ended June 30, 2016 are primarily comprised of $929.3 million in aggregate proceeds from our $400 million Incremental Amendment to the Term Loan Facility and $550 million issuance of additional 2025 Unsecured Notes, net of discounts. These were partially offset by $81.1 million in contributions to parent for ZGH common stock repurchases, $535.0 million of principal payments on long-term debt, $4.9 million in principal payments on capital lease obligations, and $4.2 million in payment of debt issuance costs.

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

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2016 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt (principal and interest)	$5,639.3	$215.8	$431.6	$2,263.2	$2,728.7
Operating leases	910.1	133.3	259.7	185.1	332.0
Purchase obligations	268.7	268.7	—	—	—
Capital leases (principal and interest)	62.9	6.8	10.8	8.8	36.5
Total	$6,881.0	$624.6	$702.1	$2,457.1	$3,097.2

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2016 were $228.5 million and represent 32% of our cash flows from operating activities before interest expense. We also made cash payments related to principal payments on our long-term debt and capital lease obligations of $18.3 million (exclusive of our $196.0 million prepayment of our Term Loan Facility and $325.6 million redemption of our 2020 Unsecured Notes), which are reflected in our cash flows from financing activities, and represent 3% of our cash flows from operating activities.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii), or disclosed in Note 13-Commitments and Contingencies to our audited consolidated financial statements, or in the Contractual Cash Obligations table included above.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures. If adopted in the current fiscal year, among other changes, $7.9 million in excess tax benefits would be reclassified from a financing activity inflow to an operating activity inflow.

In September 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard prospectively as of April 1, 2016. Our June 30, 2015 consolidated balance sheet with $129.5 million of net current deferred tax assets has not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers who have reported provisional amounts for items in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The ASU also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Prior to the issuance of ASU 2015-16, adjustments to provisional amounts were required to be retrospectively adjusted. We prospectively early-adopted ASU 2015-16 effective July 1, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on us and our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our restricted stock units, common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for exit activities associated with real estate leases, accruals for customer disputes and valuation allowance for deferred tax assets. We have identified the policies below, which require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements, as critical to our business operations and an understanding of our results of operations.

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

Part B

Under Part B of the PCIP, participants, who include members of our senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on our stock price performance over a four fiscal quarter measurement period, and Part B RSUs cliff vest based upon continued employment at the end of the measurement period. The existence of a vesting provision that is associated with the performance of our stock price is a market condition, which affects the determination of the grant date fair value. Upon vesting, RSUs convert to shares of ZGH’s common stock.

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

Part C

Under Part C of the PCIP, independent directors are eligible to receive quarterly awards of RSUs. Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter. The quantity of the Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.

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

Estimated useful lives of our property and equipment in years are as follows:

Estimated useful lives
(in years)
Land	N/A
Buildings - leasehold and site improvements	15 to 35
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Machinery and equipment	5 to 7
Fiber optic equipment	8
Circuit switch equipment	10
Packet switch equipment	5
Fiber optic network	15 to 20
Construction in progress	N/A

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

Deferred Tax Assets

Deferred tax assets arise from a variety of sources, the most significant being tax losses that can be carried forward to be utilized against taxable income in future years, deferred revenue and expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.

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

In connection with several of our acquisitions, we have acquired significant U.S. net operating loss carry forwards (“NOLs”). The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code.

Upon acquiring a company that has NOLs, we prepare an assessment to determine if we have a legal right to use the acquired NOLs. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOLs acquired are written off in purchase accounting.

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our financial performance and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance, which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurs.

As of June 30, 2016, we had a cumulative U.S. federal NOL carry forward balance of $1,213.2  million. During the year ending June 30, 2016, we utilized $23.0 million of U.S. NOL carry forwards that were available to offset future taxable income.  Our NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2035. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $727.3 million of acquired NOL carry forwards during Fiscal 2016; however, to the extent that we do not utilize $727.3 million of our acquired NOL carry forwards during a fiscal year, the difference between the $727.3 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,213.2 million NOL carry forwards balance, $1,051.1 million of these NOL carry forwards were acquired in acquisitions. The deferred tax assets recognized at June 30, 2016 have been based on future profitability assumptions over a five-year horizon.

The analysis of our ability to utilize our U.S. NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOL carry forwards are available would result in full utilization of our NOL carry forwards.

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2016, 2015 and 2014.

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

As of June 30, 2016, we had outstanding $1,430.0 million 2023 Unsecured Notes and $900.0 million 2025 Unsecured Notes (collectively, the “Notes”), a balance of $1,837.4 million on our Term Loan Facility, and $50.7 million of capital lease obligations.

On January 15, 2016, we and Zayo Capital entered into an Incremental Amendment (the “Incremental Amendment”) to the Credit Agreement. Under the terms of the Incremental Amendment, the Term Loan Facility was increased by $400.0 million. The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,338.1 million as of June 30, 2016. Our 2023 Unsecured Notes and 2025 Unsecured Notes accrue interest at fixed rates of 6.00% and 6.375%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2016, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.9% and 3.4%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by approximately 0.7% or $12.0 million, which is limited as a result of the applicable interest rate as of June 30, 2016 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $18.4 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $3.0 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the year ended June 30, 2016, our foreign activities accounted for 23% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk; a 1% increase in foreign exchange rates would change consolidated revenue by approximately $3.9 million. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of our recent European expansion related to our acquisitions of Geo Networks Limited and Neo Telecoms as well as our recently closed acquisitions of Viatel and Allstream, our level of foreign activities is expected to increase and, if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”.  The announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, which may adversely affect our results of operations and the value of our international assets and investments.

We do not have any material commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of June 30, 2016, using the criteria set forth in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Our evaluation of internal control over financial reporting did not include the internal controls of the Allstream operations, which we acquired on January 15, 2016.  The aggregate amount of total assets and revenue of Allstream included in our consolidated financial statements as of and for the year ended June 30, 2016 was $477.6 million and $213.3 million, respectively.

Management’s evaluation of the effectiveness of our internal control over financial reporting determined that the Company’s internal control over financial reporting was not effective as of June 30, 2016 because of the material weaknesses described below.  The material weaknesses were caused by the Company not having a sufficient number of employees that were adequately trained with respect to COSO 2013 Framework, and the Company not conducting timely monitoring activities to determine the effective operation of control activities within the information technology organization and revenue recognition with respect to collectability criterion.  As a result, the Company had the following control deficiencies:

•

The Company did not have effective general information technology controls (“GITCs”) over several technology systems, specifically program change controls designed to restrict IT program developers’ access rights to IT systems; user access controls designed to restrict IT and financial users’ access privileges to IT applications commensurate with their assigned authorities and responsibilities; and monitoring controls designed to actively monitor program changes and user access activities to ensure that any program changes and user access was appropriate and that any deficiencies were investigated and remediated. As a result, process level automated and manual controls were also ineffective. These IT systems affect the consolidation and financial reporting processes.

•

In addition, the Company did not have an adequately designed and documented management review control over the accounting for revenue recognition collectability criterion. Specifically, the management review control did not adequately address or document management’s expectations, criteria for investigation, the level of precision used in the performance of the review control, and how outliers were addressed.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended June 30, 2016.  These control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of June 30, 2016.

Management’s Remediation Plan

Management has been actively engaged in developing remediation plans to address the above control deficiencies.  The remediation efforts expected to be implemented include i) implementing a recurring monitoring process over developer access and actions and ii) enhancing management’s comprehensive review of internal control over financial reporting across the organization to ensure that all aspects of the COSO 2013 Framework are appropriately addressed and providing additional training regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.  Management has developed a detailed plan and timetable for the implementation of the forgoing remediation efforts and will monitor the implementation.  Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.

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

Management believes the changes that have been implemented in the fourth quarter and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods as we continue to make improvements to our Sarbanes Oxley compliance program implementation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We first engaged KPMG LLP (“KPMG”) to be our independent registered public accounting firm in May 2012.  The aggregate fees billed or allocated to us for the years ended June 30, 2016 and 2015 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	June 30,
	2016	2015
	(in millions)
Audit Fees	$2.7	$2.4
Audit Related Fees	0.2	—
Tax Fees	0.4	0.6
Total	$3.3	$3.0

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit fees — These are fees billed for the fiscal years shown for professional services performed for the audit of the Company’s consolidated financial statements for that year, comfort letters, consents and reviews of interim/quarterly financial information. Audit fees for each year shown include amounts that have been billed to us through August 26, 2016 and any additional amounts that are expected to be billed to us thereafter.

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

Audit Committee Pre-Approval Policy and Procedures. It is the policy of the Audit Committee, as set forth in the Audit Committee Charter, to pre-approve, consistent with the requirements of the federal securities laws, all auditing services and permissible non-audit services provided to the Company by its independent registered public accounting firm. The Audit Committee has established policies and procedures for the pre-approval of audit, audit related, tax, and permissible other services to be provided to the Company by its independent registered public accounting firm.  The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a maximum of $100,000 per engagement, per additional category of services, or in excess of pre-approved budgeted levels for the specified service, provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.  The Company provides quarterly reporting to the Audit Committee regarding services performed by and fees paid to its independent registered public accounting firm.  Audit fees for Fiscal 2016 and Fiscal 2015 included $3.3 million and $3.0 million, respectively, for services related to SEC filings, including comfort letters and consents.  All fees listed in the table above were pre-approved by the Audit Committee.

The Audit Committee must review and pre-approves all audit and non-audit services provided by KPMG, LLP, our independent registered public accounting firm.  The Chief Financial Officer can approve the engagement of KPMG LLP for any of these previously pre-approved services up to $50,000.  The Audit Committee Chairman can approve the engagement of KPMG LLP for any of these previously pre-approved services up to $100,000.  For any approvals of engagement by the CFO and Audit Committee Chairman, the Audit Committee subsequently ratifies those approvals.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1**	Certificate of Formation of Zayo Group, LLC, as amended (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4 filed with the SEC on July 12, 2012, File No. 333-182643).

3.2**	Amended and Restated Operating Agreement of Zayo Group, LLC (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 9, 2014, File No. 333-169979).

4.1**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 333-169979).

4.2**

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

10.4**

Registration Rights Agreement, dated April 14, 2016, among Zayo Group, LLC, Zayo Capital, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, as initial purchaser (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 14, 2016, File No. 333-169979).

10.5**

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

10.6**

Incremental Amendment to the Amended and Restated Credit Agreement dated as of May 6, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 1, 2016, File No. 333-169979).

Exhibit No.	Description of Exhibit
10.8**

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

10.9**

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

10.10**+

Employment Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.11**+

Advance Distribution Letter Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.12**+

First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Zayo Group Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

10.13**

Stock Purchase Agreement By and Among Zayo Group, LLC, Latisys-Chicago Holdings Corp., Latisys Holdings Corp., Latisys-Ashburn Holdings Corp. and Latisys Holdings, LLC dated January 13, 2015 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, File No. 333-169979).

21.1	Omitted pursuant to General Instruction I of Form 10-K.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Exhibit
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith

**Incorporated herein by reference

+Management contract and/or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of August, 2016.

ZAYO GROUP, LLC

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso	Chief Executive Officer, Director	August 26, 2016
Dan Caruso	(principal executive officer)

/s/ Ken desGarennes	Chief Financial Officer	August 26, 2016
Ken desGarennes	(principal financial and accounting officer)

/s/ Michael Choe	Manager	August 26, 2016
Michael Choe

/s/ Rick Connor	Manager	August 26, 2016
Rick Connor

/s/ Philip Canfield	Manager	August 26, 2016
Philip Canfield

/s/ Don Gips	Manager	August 26, 2016
Don Gips

/s/ Linda Rottenberg	Manager	August 26, 2016
Linda Rottenberg

/s/ Nina Richardson	Manager	August 26, 2016
Nina Richardson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

Zayo Group, LLC:

We have audited the accompanying consolidated balance sheets of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows for each of the years in the three‑year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
August 26, 2016

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30,	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$170.1	$308.0
Trade receivables, net of allowance of $7.5 and $3.4 as of June 30, 2016 and June 30, 2015, respectively	148.4	88.0
Prepaid expenses	68.8	37.3
Deferred income taxes, net	—	129.5
Other assets	9.3	4.5
Total current assets	396.6	567.3
Property and equipment, net	4,079.5	3,299.2
Intangible assets, net	934.9	948.3
Goodwill	1,214.5	1,224.4
Other assets	94.5	54.8
Total assets	$6,720.0	$6,094.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$—	$16.5
Accounts payable	97.0	40.0
Accrued liabilities	226.9	183.7
Accrued interest	28.6	57.2
Capital lease obligations, current	5.8	4.4
Deferred revenue, current	129.4	86.6
Total current liabilities	487.7	388.4
Long-term debt, non-current	4,085.3	3,652.2
Capital lease obligation, non-current	44.9	28.3
Deferred revenue, non-current	793.3	612.7
Deferred income taxes, net	48.0	189.7
Other long-term liabilities	57.0	28.6
Total liabilities	5,516.2	4,899.9
Commitments and contingencies (Note 13)
Member's equity
Member's interest	1,772.6	1,699.1
Accumulated other comprehensive income/(loss)	4.5	(7.9)
Accumulated deficit	(573.3)	(497.1)
Total member's equity	1,203.8	1,194.1
Total liabilities and member's equity	$6,720.0	$6,094.0

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended June 30,
	2016	2015	2014
Revenue	$1,721.7	$1,347.1	$1,129.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 11)	578.7	413.5	343.3
Selling, general and administrative expenses (including stock-based compensation—Note 11)	386.4	358.1	384.6
Depreciation and amortization	516.3	406.2	338.2
Total operating costs and expenses	1,481.4	1,177.8	1,066.1
Operating income	240.3	169.3	63.6
Other expenses
Interest expense	(220.1)	(214.0)	(203.5)
Loss on extinguishment of debt	(33.8)	(94.3)	(1.9)
Foreign currency (loss)/gain on intercompany loans	(53.8)	(24.4)	4.7
Other (expense)/income, net	(0.3)	(0.4)	0.3
Total other expenses, net	(308.0)	(333.1)	(200.4)
Loss from operations before income taxes	(67.7)	(163.8)	(136.8)
Provision/(benefit) for income taxes	8.5	(8.7)	40.3
Net loss	$(76.2)	$(155.1)	$(177.1)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended June 30,
	2016	2015	2014
Net loss	$(76.2)	$(155.1)	$(177.1)
Foreign currency translation adjustments	12.4	(22.3)	19.2
Comprehensive loss	$(63.8)	$(177.4)	$(157.9)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(in millions)

	Member's Interest	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2013	$728.5	$(4.8)	$(164.9)	$558.8
Non-cash distributions to parent, net	(6.0)	—	—	(6.0)
Capital contributed (cash)	5.6	—	—	5.6
Distributions to parent	(1.2)	—	—	(1.2)
Preferred stock-based compensation	0.4	—	—	0.4
Foreign currency translation adjustment	—	19.2	—	19.2
CII Preferred Units issued for Corelink Data Centers, LLC purchase	1.6	—	—	1.6
Net loss	—	—	(177.1)	(177.1)
Balance at June 30, 2014	$728.9	$14.4	$(342.0)	$401.3
Capital contributed (cash)	385.0	—	—	385.0
Reclassification of common unit liability to member's interest	490.2	—	—	490.2
Stock-based compensation	95.0	—	—	95.0
Foreign currency translation adjustment	—	(22.3)	—	(22.3)
Net loss	—	—	(155.1)	(155.1)
Balance at June 30, 2015	$1,699.1	$(7.9)	$(497.1)	$1,194.1
Stock-based compensation	152.9	—	—	152.9
Foreign currency translation adjustment	—	12.4	—	12.4
Capital distribution to parent	(81.1)	—	—	(81.1)
Other	1.7	—	—	1.7
Net loss	—	—	(76.2)	(76.2)
Balance at June 30, 2016	$1,772.6	$4.5	$(573.3)	$1,203.8

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(76.2)	$(155.1)	$(177.1)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	516.3	406.2	338.2
Loss on extinguishment of debt	33.8	94.3	1.9
Non-cash interest expense	11.9	19.7	22.1
Stock-based compensation	155.9	200.7	253.7
Amortization of deferred revenue	(111.5)	(72.1)	(55.6)
Additions to deferred revenue	184.0	149.1	163.8
Foreign currency loss on intercompany loans	53.8	24.4	(4.7)
Excess tax benefit from stock-based compensation	(7.9)	—	—
Deferred income taxes	(2.8)	(13.2)	26.9
Provision for bad debts	3.9	1.9	1.9
Non-cash loss on investments	1.2	0.9	—
Changes in operating assets and liabilities, net of acquisitions	—
Trade receivables	1.9	(11.2)	20.5
Prepaid expenses	18.7	(2.9)	(1.4)
Accounts payable and accrued liabilities	(36.0)	(22.9)	(6.6)
Other assets and liabilities	(33.0)	(12.8)	(21.6)
Net cash provided by operating activities	714.0	607.0	562.0
Cash flows from investing activities
Purchases of property and equipment	(704.1)	(530.4)	(360.8)
Cash paid for acquisitions, net of cash acquired	(437.5)	(855.7)	(393.3)
Net cash used in investing activities	(1,141.6)	(1,386.1)	(754.1)
Cash flows from financing activities
Proceeds from debt	929.3	1,787.3	423.6
Proceeds from revolving credit facility	—	—	195.0
Proceeds from equity contributions	—	385.0	5.6
Principal payments on long-term debt	(535.0)	(1,288.5)	(18.0)
Payment of early redemption fees on debt extinguished	(20.3)	(62.6)	—
Principal payments on capital lease obligations	(4.9)	(3.5)	(7.9)
Payments on revolving credit facility	—	—	(195.0)
Payment of debt issue costs	(4.2)	(24.2)	(4.9)
Payments to repurchase ZGH common stock	(81.1)	—	(1.2)
Excess tax benefit from stock-based compensation	7.9	—	—
Net cash provided by financing activities	291.7	793.5	397.2
Net cash flows	(135.9)	14.4	205.1
Effect of changes in foreign exchange rates on cash	(2.0)	(3.8)	1.0
Net decrease in cash and cash equivalents	(137.9)	10.6	206.1
Cash and cash equivalents, beginning of year	308.0	297.4	91.3
Cash and cash equivalents, end of period	$170.1	$308.0	$297.4
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$228.5	$191.2	$175.3
Cash paid for income taxes	14.0	14.5	5.7
Non-cash purchases of equipment through capital leasing	7.6	6.8	10.5
Increase in accounts payable and accrued expenses for purchases of property and equipment	25.7	8.4	10.9

ZAYO GROUP, LLC AND SUBSIDIARIES

Refer to Note 3 — Acquisitions for details regarding the Company’s recent acquisitions.

Refer to Note 10 — Equity to the Company's consolidated financial statements for details of the non-cash capital transactions.

The accompanying notes are an integral part of these consolidated financial statements.

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group, LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and data centers, in the United States, Canada and Europe to offer:

•	Dark Fiber Solutions, including dark fiber and mobile infrastructure services.
•	Colocation and Cloud Infrastructure, including cloud and colocation services.
•	Network Connectivity, including wavelengths, Ethernet, IP and SONET services.
•	Other services, including Zayo Professional Services (“ZPS”), voice and unified communications.

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

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016,” June 30, 2015 as “Fiscal 2015,” and the fiscal year ended June 30, 2014 as “Fiscal 2014.”

b. Foreign Currency Translation

For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using monthly average exchange rates during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive (loss)/income in member’s equity and in the consolidated statements of comprehensive loss. The Company considers its investments in its foreign subsidiaries to be permanently reinvested.

c. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

defined benefit costs and defined benefit obligations related to post-employment benefits, and estimating the common unit and restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates.

d. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2016 and 2015, the Company had a non-current restricted cash balance of $4.5 million and $4.8 million respectively.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2016, 2015 or 2014.

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

g. Goodwill and Acquired Intangibles

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years using an amortization method that approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments.

The Company reviews its indefinite-lived intangible assets for impairment at least annually in April and involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of these assets was in excess of the carrying value for the year ended June 30, 2016, 2015 or 2014 and has concluded there is no indication of impairment.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangible assets during the years ended June 30, 2016, 2015 or 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

h. Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and has not applied hedge accounting; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash flow interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with debt instruments entered into during the July 2012 financing transactions.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

Stock-based compensation expense consists of the fair value of equity based awards granted to employees and independent directors recognized over their applicable vesting period. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statements of operations. For additional information regarding our stock-based compensation expense, see Note 11 – Stock-Based Compensation.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The Company uses the straight-line method to recognize share-based compensation expense for outstanding share awards that do not contain a performance condition.

Prior to ZGH’s initial public offering (“IPO”), the Company was given authorization by Communications Infrastructure Investments, LLC (“CII”) to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with ZGH’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.

Determining the fair value of certain share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

For additional information regarding our stock-based compensation, see Note 11 – Stock-Based Compensation.

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

Estimating the future tax benefit associated with deferred tax assets requires significant judgment. Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years, deferred revenue and expenses recognized in the Company’s financial statements but disallowed in the Company’s tax return until the associated cash flow occurs.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The analysis of the Company’s ability to utilize its net operating loss carryforward (“NOL”) balance is based on the Company’s forecasted taxable income. The forecasted assumptions approximate the Company’s best estimates, including market growth rates, future pricing, market acceptance of the Company’s products and services, future expected capital investments and discount rates. If the Company is unable to meet its taxable income forecasts in future periods the Company may change its conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in the Company’s consolidated statement of operations in the period such change occurs.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

During the years ended June 30, 2016, 2015 and 2014, the Company had no single customer that exceeded 10% of total revenue. The Company’s trade receivables, which are unsecured, are geographically dispersed. As of June 30, 2016 and 2015, the Company had one customer with a trade receivable balance of 11% and 10%, respectively, of total receivables.

p. Employee Benefits

As a result of the Allstream acquisition (see Note 3 – Acquisitions) the Company acquired certain defined benefit pension plans, a defined contribution plan and other non-pension post-employment benefit plans.  The cost of providing benefits under the defined benefit pension plans and other non-pension post-employment benefits is determined annually using the projected unit credit method. These actuarial valuations require the use of assumptions, including the discount rate, expected rate of return on plan assets, price inflation, expected future salary increases, turnover, retirement, and mortality rate calculations to measure defined benefit obligations. The discount rate used to calculate the present values of the defined benefit obligation is determined by reference to market interest rates of high quality corporate bonds at the end of the reporting period. The net defined liability/(benefit) recognized in our consolidated balance sheet comprises the present value of the projected benefit obligations less the fair value of plan assets. Annually, all actuarial gains and losses arising from changes in the present value of the defined benefit obligations are recognized as a component of other comprehensive loss, and are included in accumulated other comprehensive (loss)/income.  The changes in the fair value of plan assets are determined in an accounting valuation prepared by an independent actuary and recognized in the statement of operations during the period in which they occur. Any minimum funding requirements are considered in the calculation of the economic benefit. For plans recognized by a net defined benefit liability, minimum funding requirements can also result in an increase in the liability. The Company recognizes any decrease in an asset or increase in a liability as a result of the above in the statement of operations during the period in which they occur. The Company recognizes payments to the defined contribution plans as an expense in the period the employee service is incurred.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

q. Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. If adopted in the current fiscal year, among other changes, $7.9 million in excess tax benefits would be reclassified from a financing activity inflow to an operating activity inflow.

In September 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent on the classified balance sheet. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard prospectively as of April 1, 2016. Our June 30, 2015 consolidated balance sheet with $129.5 million of net current deferred tax assets has not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers who have reported provisional amounts for items in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The ASU also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Prior to the issuance of ASU 2015-16, adjustments to provisional amounts were required to be retrospectively adjusted. The Company prospectively early-adopted ASU 2015-16 effective July 1, 2015. The adoption of this standard did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the Company and its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(3) ACQUISITIONS

Since inception, the Company has consummated 38 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2016

Clearview

On April 1, 2016, the Company acquired 100% of the equity interest in Clearview International, LLC (“Clearview”), a Texas based colocation and cloud infrastructure services provider for cash consideration of $18.3 million, subject to certain post-closing adjustments.  The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a robust set of hybrid cloud infrastructure services that complement the Company’s global cloud capabilities.

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Term Loan Proceeds (as defined in Note 7 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

The acquisition adds more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS agreed to fund the funding

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. This amount was not material to the financial statements as of June 30, 2016.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post retirement benefits plans. The liability assumed on January 15, 2016 was approximately CAD $12.8 million (or $8.3 million). The balance of this liability as of June 30, 2016 was approximately CAD $14.9 million (or $11.5 million). This liability is currently included in “Other long-term liabilities” on the consolidated balance sheet.

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

Dallas Data Center Acquisition (“Dallas Data Center”)

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Company’s Term Loan Facility (as defined in Note 7 – Long-Term Debt). €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

In April 2016, the Company exercised its call option to acquire the remaining 4% equity interest in Neo. The remaining equity interest was purchased for €2.0 million (or $2.3 million).

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

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January 2015 Notes Offering (as defined in Note 7 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

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

Access Communications, Inc. ("Access")

On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40.1 million net of cash acquired. The acquisition was considered a stock purchase for tax purposes. The purchase price was paid with cash on hand.

FiberLink, LLC ("FiberLink")

On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1 million which was primarily funded with available funds drawn on the Company’s Revolver (as defined in Note 7 – Long-Term Debt). The acquisition was considered an asset purchase for tax purposes.

CoreXchange, Inc. ("CoreXchange")

On March 4, 2014, the Company consummated the asset purchase agreement to acquire  CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.2 million net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand.  The acquisition was considered an asset purchase for tax purposes.

Geo Networks Limited ("Geo")

On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 million (or $292.3 million), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s Revolver (as defined in Note 7 – Long-Term Debt). In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 million and £69.1 million was paid to the shareholders. The acquisition was considered a stock purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of June 30, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Allstream, Viatel, Dallas Data Center and Clearview. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Clearview	Allstream	Viatel	Dallas Data Center
Acquisition date	April 1, 2016	January 15, 2016	December 31, 2015	December 31, 2015
	(in millions)
Cash	$—	$2.9	$3.5	$—
Other current assets	0.6	102.3	13.5	—
Property and equipment	15.4	269.2	162.3	14.8
Deferred tax assets, net	0.2	2.4	—	—
Intangibles	9.8	57.2	—	1.8
Goodwill	3.9	—	13.0	—
Other assets	0.2	4.6	2.1	—
Total assets acquired	30.1	438.6	194.4	16.6
Current liabilities	1.1	64.4	17.6	—
Deferred revenue	0.4	46.2	57.8	—
Deferred tax liability, net	—	—	5.7	—
Other liabilities	10.3	27.5	7.1	—
Total liabilities assumed	11.8	138.1	88.2	—
Net assets acquired	18.3	300.5	106.2	16.6
Less cash acquired	—	(2.9)	(3.5)	—
Net consideration paid	$18.3	$297.6	$102.7	$16.6

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the acquired assets and liabilities assumed from its Fiscal 2014 acquisitions:

	Corelink	Access	Fiberlink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
	(in millions)
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

The goodwill arising from the Company's acquisitions results from the cost synergies, anticipated incremental sales to the acquired company's customer base and economies-of-scale expected from the acquisitions.  The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units.  Note 5 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.

Purchase Accounting Estimates Associated with Deferred Taxes

The Company acquired material deferred tax liabilities in its acquisitions of Latisys and Geo. Based on the Company’s fair value assessment related to deferred taxes acquired in the Latisys and Geo acquisitions, a value of $78.7 million and $38.2 million, respectively, was assigned to the acquired net deferred income tax liabilities.

In conjunction with the acquisition accounting for Latisys, the Company completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company’s ability to utilize NOLs previously generated by an acquired company in order to reduce future taxable income. As  a result of the Company’s acquisition of Latisys, the Company is subject to annual limitations on usage of the acquired $134.9 million of NOLs generated by Latisys prior to the acquisition date.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Latisys	Geo
	February 23, 2015	May 16, 2014
	(in millions)
Deferred income tax assets:
Net operating loss carryforwards	$53.4	$2.5
Deferred revenue	1.3	4.4
Accrued expenses	0.2	—
Allowance for doubtful accounts	0.3	—
Other	1.2	—
Total deferred income tax assets	56.4	6.9
Deferred income tax liabilities:
Property and equipment	(42.0)	(32.9)
Intangible assets	(93.1)	(12.2)
Total deferred income tax liabilities	(135.1)	(45.1)
Net deferred income tax liabilities	$(78.7)	$(38.2)

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $21.5 million, $5.9 million, and $4.5 million, during the years ended June 30, 2016, 2015 and 2014, respectively. Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s Fiscal 2016 and 2015 acquisitions as if the acquisitions occurred on July 1, 2014. The pro forma net loss for the periods ended June 30, 2016 and 2015 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2014.

	Year Ended June 30,
	2016	2015
	(in millions)
Revenue	$1,983.2	$1,902.7
Net loss	$(79.3)	$(199.0)

The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities with the exception of Allstream which is currently tracked as a separate reportable segment (see Note 15 – Segment Reporting).

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(4) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated useful lives	As of June 30,
	(in years)	2016	2015
		(in millions)
Land	N/A	$16.7	$16.2
Buildings - leasehold and site improvements	15 to 35	187.3	109.2
Furniture, fixtures and office equipment	3 to 7	6.8	5.1
Computer hardware	3 to 5	24.5	15.1
Software	3	37.2	8.3
Machinery and equipment	5 to 7	326.6	272.1
Fiber optic equipment	8	732.5	623.3
Circuit switch equipment	10	20.3	12.1
Packet switch equipment	5	97.9	76.2
Fiber optic network	15 to 20	3,393.0	2,715.4
Construction in progress	N/A	656.8	437.1
Total		5,499.6	4,290.1
Less accumulated depreciation		(1,420.1)	(990.9)
Property and equipment, net		$4,079.5	$3,299.2

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2016, 2015 and 2014 was $440.5 million, $351.4 million and $294.2 million, respectively.

During the years ended June 30, 2016, 2015 and 2014, the Company capitalized interest in the amounts of $13.8 million, $12.5 million and $12.6 million, respectively. The Company capitalized $64.5 million, $58.3 million, and $42.7 million of direct labor costs to property and equipment accounts during the years ended June 30, 2016, 2015 and 2014, respectively.

(5) GOODWILL

The Company’s goodwill balance was $1,214.5 million and $1,224.4 million as of June 30, 2016 and 2015, respectively.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The following reflects the changes in the carrying amount of goodwill during Fiscal 2016:

Product Group	As of June 30, 2015	Fiscal 2016 Acquisitions	Adjustments to Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2016
	(in millions)
Dark Fiber	$299.1	$10.2	$—	$(14.2)	$295.1
Waves	265.6	—	—	(7.3)	258.3
Sonet	50.3	1.0	—	—	51.3
Ethernet	104.2	—	—	0.1	104.3
IP	86.3	1.4	—	(0.2)	87.5
MIG	73.4	—	0.2	—	73.6
zColo	273.2	1.3	(5.7)	—	268.8
Cloud	57.0	3.0	—	—	60.0
Other	15.3	—	—	0.3	15.6
Total	$1,224.4	$16.9	$(5.5)	$(21.3)	$1,214.5

The following reflects the changes in the carrying amount of goodwill during Fiscal 2015:

Product Group	As of July 1, 2014	Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2015
	(in millions)
Dark Fiber	$293.3	$16.0	$(10.2)	$299.1
Waves	269.0	1.4	(4.8)	265.6
Sonet	50.3	—	—	50.3
Ethernet	96.7	8.2	(0.7)	104.2
IP	80.5	6.8	(1.0)	86.3
MIG	43.7	29.8	(0.1)	73.4
zColo	18.6	256.0	(1.4)	273.2
Cloud	—	57.2	(0.2)	57.0
Other	14.6	0.9	(0.2)	15.3
Total	$866.7	$376.3	$(18.6)	$1,224.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(6) INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2016 and 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
June 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,143.6	$(228.8)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,145.4	(229.3)	916.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,164.2	$(229.3)	$934.9
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3

The weighted average remaining amortization period for the Company’s customer relationships asset is 14.7 years. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 20 years. The amortization of intangible assets for the years ended June 30, 2016, 2015 and 2014 was $75.8 million, $54.8 million, and $44.0 million, respectively.

During the years ended June 30, 2016 and 2015, the Company wrote off $1.8 million and $3.5 million in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows:

June 30,
(in millions)
2017	$74.0
2018	72.6
2019	70.6
2020	65.6
2021	63.5
Thereafter	569.8
Total	$916.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(7) LONG-TERM DEBT

As of June 30, 2016 and 2015, long-term debt was as follows:

	2016	2015
	(in millions)
Term Loan Facility due 2021	$1,837.4	$1,646.8
10.125% Senior Unsecured Notes due 2020	—	325.6
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	350.0
Total debt obligations	4,167.4	3,752.4
Unamortized discount on Term Loan Facility	(19.0)	(19.8)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	6.3	7.1
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(15.6)	—
Unamortized debt issuance costs	(53.8)	(71.0)
Carrying value of debt	4,085.3	3,668.7
Less current portion	—	(16.5)
Long-term debt, less current portion	$4,085.3	$3,652.2

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing the senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during Fiscal 2016 or Fiscal 2015).

The Revolver matures at the earliest of (i) April 17, 2020 and (ii) six months prior to the maturity date of the Term Loan Facility, subject to amendment thereof. The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on the Company’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio.

On January 15, 2016, the Company and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the Term Loan Facility was increased by $400.0 million. The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Term Loan Proceeds were used to fund the Allstream acquisition (see Note 3 – Acquisitions) and for general corporate purposes.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.9% and 3.75% at June 30, 2016 and 2015, respectively. Interest rates on the Revolver as of June 30, 2016 and 2015 were approximately 3.4% and 3.0%, respectively.

As of June 30, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.9 million as of June 30, 2016, leaving $442.1 million available under the Revolver, subject to certain conditions.

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On January 23, 2015, the Company and Zayo Capital (together, the “Issuers”) completed a private offering (the “January 2015 Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March 2015 Notes Offering”, and together with the January 2015 Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March 2015 Notes Offering is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January 2015 Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions).   The net proceeds from the March 2015 Notes Offering were used to redeem the Company’s remaining $675.0 million 2020 Secured Notes (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, the Company recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On May 6, 2015, the Company and Zayo Capital issued $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of our Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million.

On April 14, 2016, the Issuers completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “New 2025 Notes”). The New 2025 Notes are an additional issuance of the Issuers’ existing 2025 Unsecured Notes and were priced at 97.1%. The issue discount of $15.9 million of the New 2025 Notes is being accreted to interest expense over the term of the New 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand (i) were used to redeem the Issuers’ remaining $325.6 million 2020 Unsecured Notes (as defined below), including the $20.3 million required make-whole premium and accrued interest, and (ii) were used to repay $196.0 million of borrowings under the secured Term Loan Facility. Per the terms of the Credit Agreement, the $196.0 million prepayment on the Term Loan Facility relieves the obligation to make quarterly principal payments on the Term Loan Facility until the cumulative amount of such relieved payments exceeds $196.0 million. The Company recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment. Following the offering of the New 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

The 2025 Unsecured Notes bear interest at the rate of 6.375% per year. Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year.  The 2025 Unsecured Notes will mature on May 15, 2025.

10.125% Senior Unsecured Notes due 2020

On July 2, 2012, the Issuers issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”).  On December 15, 2014, the Issuers redeemed $174.4 million of the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of the then outstanding 8.125% senior secured notes due 2020 at a price of 108.125% (the “Partial Notes Redemption”).  As part of the Partial Notes Redemption, the Company paid an early redemption call premium of $23.8 million, which was recorded as a loss on extinguishment of debt in the consolidated statements of operations during the year ended June 30, 2015.

Debt covenants

The indentures (the “Indentures”) governing the 2023 Unsecured Notes and the 2025 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

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

The Indentures limit any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2016 and 2015.

Redemption rights

At any time prior to May 15, 2018 (for the 2025 Unsecured Notes) and April 1, 2018 (for the 2023 Unsecured Notes) the Company may redeem all or part of the applicable Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a “make-whole” premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.

On or after May 1, 2020 (for the 2025 Unsecured Notes) or  April 1, 2018 (for the 2023 Unsecured Notes), the Company may redeem all or part of the applicable Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period of the years indicated below:

Redemption Price
Year	(2023 Unsecured Notes)
2018	104.500%
2019	103.000%
2020	101.500%
2021 and thereafter	100.000%

Redemption Price
Year	(2025 Unsecured Notes)
2020	103.188%
2021	102.125%
2022	101.063%
2023 and thereafter	100.000%

The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2016:

Year Ended June 30,
(in millions)
2017	$—
2018	—
2019	—
2020	—
2021	1,837.4
Thereafter	2,330.0
Total	$4,167.4

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the  Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $89.6 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $11.4 million, $23.2 million and $0.7 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the years ended June 30, 2016, 2015 and 2014, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The balance of debt issuance costs as of June 30, 2016 and 2015 was $53.8 million and $71.0 million, net of accumulated amortization of $35.8 million and $28.3 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $10.0 million for the year ended June 30, 2016 and $13.9 million for the years ended June 30, 2015 and 2014.

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

Changes in the fair value of interest rate swaps are recorded in interest expense in the consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $3.0 million and $4.1 million are included in “Other long term liabilities” in the Company’s consolidated balance sheet as of June 30, 2016 and 2015, respectively. During the years ended June 30, 2016, 2015 and 2014, $(1.1) million, $2.1 million and $4.6 were recorded as a (decrease)/increase in interest expense for the change in the fair value of the interest rate swaps.

(8) INCOME TAXES

The Company, a limited liability company, is taxed at the Holdings level.  All income tax balances resulting from the operations of Zayo Group, on a separate return basis, are reflected in these financial statements.

The Company’s provision/(benefit) for income taxes from operations are summarized as follows:

	June 30,
	2016	2015	2014
	(in millions)
Current Income Taxes
Federal	$(1.3)	$1.7	$6.3
State	8.7	4.4	3.8
Foreign	3.9	(1.6)	3.3
Total	$11.3	$4.5	$13.4
Deferred Income Taxes
Federal	$7.3	$(8.6)	$26.3
State	(2.3)	(6.9)	1.2
Foreign	(7.8)	2.3	(0.6)
Total	(2.8)	(13.2)	26.9
Total provision/(benefit) for income taxes	$8.5	$(8.7)	$40.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The United States and foreign components of loss from operations before income taxes are as follows:

	June 30,
	2016	2015	2014
	(in millions)
United States	$(46.9)	$(159.4)	$(127.8)
Foreign	(20.8)	(4.4)	(9.0)
Total	$(67.7)	$(163.8)	$(136.8)

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

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2016, 2015 and 2014 are as follows:

	June 30,
	2016	2015	2014
	(in millions)
Expected benefit at the statutory rate	$(23.8)	$(57.3)	$(47.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	27.9	59.4	96.5
State income taxes benefit, net of federal benefit	(2.1)	(7.4)	(6.3)
Transactions costs not deductible for tax purposes	1.5	0.7	0.8
Reversal of uncertain tax positions, net	—	—	(2.6)
Change in statutory tax rate	(3.6)	(2.2)	(0.3)
Change in valuation allowance	2.8	—	1.3
Foreign tax rate differential	2.7	0.6	1.0
Other, net	3.1	(2.5)	(2.2)
Provision/(benefit) for income taxes	$8.5	$(8.7)	$40.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2016	2015
	(in millions)
Deferred income tax assets
Net operating loss carry forwards	$550.6	$434.0
Alternate minimum tax credit carryforwards	16.8	8.4
Deferred revenue	318.3	243.5
Accrued expenses	40.2	27.9
Other liabilities	25.5	14.4
Reserves against accounts receivable	14.8	10.2
Other	15.5	17.4
Total deferred income tax assets	981.7	755.8
Valuation allowance	(135.3)	(1.1)
Net deferred tax assets	846.4	754.7
Deferred income tax liabilities
Property and equipment	559.2	468.9
Intangible assets	321.5	327.2
Debt issuance costs	13.7	18.8
Total deferred income tax liabilities	894.4	814.9
Net deferred income tax liabilities	$(48.0)	$(60.2)

In accordance with ASU No. 2015-17, at June 30, 2016 all deferred tax assets and liabilities are presented as noncurrent. No prior periods were adjusted retrospectively.

As of June 30, 2016, the Company had $1,213.2 million of U.S. federal net operating loss ("NOL") carry forwards. It utilized approximately $23.0 million during Fiscal 2016.  The Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available U.S. NOL carry forwards as of June 30, 2016 are approximately $727.3 million.  An additional $197.4 million will become available for use during fiscal year ended June 30, 2017.  The Company's NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2035.

As of June 30, 2016, the Company had approximately $401.1 million of foreign jurisdiction net operating loss carry forwards, primarily in Canada, the United Kingdom and France.  The majority of these foreign NOLs have a valuation allowance against the value of the corresponding deferred tax asset in the financial statements due to current forecasts of the Company’s limited ability to use them in the future.

As of June 30, 2016, the Company had tax-effected state net operating loss carry forwards of approximately $33.7 million, which are subject to limitations on their utilization and have various expiration dates through 2034.

Management believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods, with the exception of deferred tax assets related to certain foreign subsidiaries. The Company’s evaluation encompassed (i) a review of its recent history of taxable income for the past three years and (ii) a review of internal financial forecasts demonstrating its expected ability to fully utilize its deferred tax assets prior to expiration.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(9) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following:

	June 30,
	2016	2015
	(in millions)
Accrued compensation and benefits	$27.9	$19.4
Accrued property and equipment purchases	46.7	54.7
Network expense accruals	94.8	77.2
Other accrued taxes	9.1	12.7
Accrued professional fees	2.3	3.4
Other accruals	46.1	16.3
Total	$226.9	$183.7

(10) EQUITY

Zayo Group was initially formed on May 4, 2007, and is a wholly-owned subsidiary of Holdings. Prior to October 16, 2014, Holdings was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Cash, property, and service proceeds from the capitalization of CII were contributed to the Company, and the contributions are reflected in the Company’s member’s interest. During Fiscal 2015, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of the previously recorded stock-based compensation liability to member’s interest.

During the year ended June 30, 2016, the Company recorded a $152.9 million increase in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 11 – Stock-based Compensation).  Additionally, during the first quarter of the year the Company recorded an increase to member’s interest of $7.9 million associated with a net tax benefit from stock-based compensation.  The net tax benefit is a result of the stock-based compensation deduction for tax purposes exceeding the stock-based compensation expense recorded in the Company’s consolidated statement of operations. Subsequently during the year, the member’s interest was reduced to the extent stock-based compensation expense recorded in the books exceeded the tax deduction up to the original $7.9 million recorded. Under GAAP, the gross tax benefit recognized during the period of $7.9 million has been recorded on the consolidated statement of cash flows as a cash inflow in the financing activities section and an offsetting outflow of $7.9 million has been recorded as a cash outflow in the cash provided by operating activities section.

During the year ended June 30, 2016, the Company repurchased 3,474,120 shares of ZGH common stock for $81.1 million. The stock repurchase on behalf of ZGH is included on the consolidated statement of member’s equity as a Capital distribution to parent during the year ended June 30, 2016.

During the years ended June 30, 2016, 2015 and 2014, Holdings contributed nil, $385.0 million and $5.6 million, respectively, in cash to the Company.  During the year ended June 30, 2015, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of the previously recorded stock-based compensation liability to member’s interest (see Note 11 – Stock-Based Compensation).

As discussed in Note 3—Acquisitions, CII issued 301,949 preferred units with an estimated fair value of $1.6 million in connection with the Corelink acquisition during the first quarter of Fiscal 2014.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Prior to the June 13, 2014 spin-off of Onvoy, LLC and its subsidiaries (“OVS”) by Holdings to CII, Holdings was the taxable parent of the Company and OVS. Holdings allowed for the sharing of Holdings’ NOL carryforwards between the Company and OVS. To the extent that any entity utilized NOLs or other tax assets that were generated or acquired by the other entity, the entities wouild settle the related-party transfer of deferred tax asset associated with such NOLs and other deferred tax transfers between companies via an increase or decrease to the respective entity’s member’s equity.  HOldingsDuring the year ended June 30, 2014, the Company’s member’s equity balance decreased by $6.0 million as a result of transferring net deferred tax assets to OVS.

(11) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the consolidated statements of operations:

	Year Ended June 30,
	2016	2015	2014
	(in millions)
Included in:
Operating costs	$17.4	$23.3	$20.2
Selling, general and administrative expenses	138.5	177.4	233.5
Total stock-based compensation expense	$155.9	$200.7	$253.7

CII common and preferred units	$73.0	$156.8	$253.7
Part A restricted stock units	45.3	12.6	—
Part B restricted stock units	36.5	31.3	—
Part C restricted stock units	1.1	—	—
Total stock-based compensation expense	$155.9	$200.7	$253.7

CII Common and Preferred Units

Prior to Holding’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Holding’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount is reflected in the Company’s consolidated statement of member’s equity as an increase to additional-paid-in-capital during the year ended June 30, 2015.   The fair value of the unrecognized compensation expense associated with unvested CII common units is being recognized over the remaining vesting period of the outstanding common units through May 15, 2017.

On October 9, 2014, the Company and CII’s board of managers approved a non-liquidating distribution by CII of shares of ZGH’s common stock held by CII to holders of CII vested common units. Employees and independent directors of the Company with vested CII common units received shares of ZGH’s common stock equal in value to the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

underlying value of their vested CII common units. The total number of shares of ZGH’s common stock that were distributed to CII common unit holders in connection with this non-liquidating distribution was 20,460,047 shares.

Employees with unvested CII common units have and/or will continue to receive monthly distributions from CII of ZGH’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of ZGH’s common stock associated with unvested CII common units have or will be distributed subsequent to the ZGH IPO date. In addition, CII has and may in the future be required to distribute additional shares of ZGH’s common stock to CII common unit holders on a quarterly basis based on ZGH’s stock price performance through June 30, 2016 results, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is ZGH’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the CII preferred unit holders.  The total number of shares of ZGH’s common stock that have or will be distributed to CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

The valuation of the CII common units as of the IPO date was determined based on a Monte Carlo simulation.  The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards.  The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of ZGH’s common shares to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by the Company to derive a value for CII common units by class and on per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the ZGH IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical volatility, and an appropriate risk-free rate.

The value of the CII common units is derived from the value of CII’s investments in the Company and OVS. As the value derived from each of these investments is separately determinable and there is a plan in place to distribute the value associated with the investment in Company shares separate from the value derived from OVS, the two components are accounted for separately.  The OVS component of the CII awards is adjusted to fair value each reporting period.  On December 31, 2015, CII entered into an agreement to sell OVS to a third party. The sale was completed in May 2016. Based on the sale price, the estimated fair value of OVS awards has been increased, resulting in an increase to stock based compensation expense and corresponding increase to additional paid-in capital of $12.9 million for the year ended June 30, 2016. Proceeds from the sale to be distributed to the Company’s employees will be paid by CII.

During the years ended June 30, 2016, 2015 and 2014, the Company recognized $73.0 million, $156.8 million and $253.7 million, respectively, of stock-based compensation expense related to vesting of CII common and preferred units. As of June 30, 2016, the unrecognized compensation associated with unvested CII common units was $10.1 million.

Performance Incentive Compensation Plan

During October 2014, the Company adopted the 2014 Performance Compensation Incentive Plan (“PCIP”).  The PCIP includes incentive cash compensation (ICC) and equity (in the form of restricted stock units or “RSUs”).  Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

During the years ended June 30, 2016 and 2015, the Company recognized $45.3 million and $12.6 million of compensation expense associated with the vested portion of the Part A awards, respectively. The June 2016 and June 2015 quarterly awards were recorded as liabilities totaling $2.0 million and $1.9 million as of June 30, 2016 and 2015, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At June 30, 2016, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $27.3 million.

The following table summarizes the Company’s Part A RSU activity for the years ended June 30, 2016 and 2015:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2014	—	$—	—
Granted	955,831	26.25
Vested	—
Forfeited	(22,614)	n/a
Outstanding at July 1, 2015	933,217	$26.25	7.1
Granted	2,190,785	26.04
Vested	(852,853)	26.14
Forfeited	(101,248)	n/a
Outstanding at June 30, 2016	2,169,901	$26.04	7.9

Part B

Under Part B of the PCIP, participants, who include members of the Company’s senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on ZGH’s stock price performance over a four fiscal quarter measurement period and vest, assuming continuous employment at the end of the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

measurement period. The existence of a vesting provision that is associated with the performance of ZGH’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of ZGH’s common stock.

The following table summarizes the Company’s Part B RSU activity for the years ended June 30, 2016 and 2015:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2014	—	$—	—
Granted	1,251,671	42.90
Vested	—
Forfeited	(1,798)	n/a
Outstanding at July 1, 2015	1,249,873	$42.90	5.5
Granted	1,152,176	26.8
Vested	(1,463,893)	38.7
Forfeited	(77,220)	n/a
Outstanding at June 30, 2016	860,936	$29.50	6.2

The table below reflects the total Part B RSUs granted during each period presented, the maximum eligible shares of ZGH’s stock that the respective Part B RSU grant could be converted into shares of ZGH’s common stock and the grant date fair value per Part B RSU:

	During the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	312,516	284,773	282,074	272,813
Maximum eligible shares of the ZGH's common stock	1,606,332	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$37.03	$25.12	$25.26	$17.83

	During the three months ended
	June 30, 2015	March 31, 2015	December 31, 2014
Part B RSUs granted	316,353	359,658	575,660
Maximum eligible shares of the ZGH's common stock	1,490,023	1,388,280	2,220,293
Grant date fair value per Part B RSU	$27.10	$24.36	$63.12
Units converted to ZGH's common stock	—	—	2,220,293

During years ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $36.5 million and $31.3 million related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, ZGH’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $14.5 million at June 30, 2016.

Part C

Under Part C of the PCIP, independent directors are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the year ended June 30, 2016, independent directors were granted 41,793 Part C RSUs. During the year ended June 30, 2016, the Company recognized $1.1 million of compensation expense associated with the Part C RSUs.

(12) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, certain post-employment plans, stock-based compensation liabilities and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2016 and 2015, due to the short maturity of these instruments.

The carrying value of the Company’s Notes reflects the original amounts borrowed, inclusive of unamortized net discount but excluding debt issuance costs, was $2,320.7 million and $2,112.7 million as of June 30, 2016 and 2015, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of June 30, 2016 and 2015 was estimated to be $2,338.1 million and $2,109.3 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility reflects the original amounts borrowed, inclusive of the unamortized discounts but excluding debt issuance costs, was $1,818.4 million and $1,627.0 million as of June 30, 2016 and 2015, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.0%) plus a spread of 2.75% or 3.50% depending on the Term Loan tranche. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $18.4 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(1.1) million, $2.1 million and $4.6 million were recorded as a (decrease)/increase to interest expense during the years ended June 30, 2016, 2015 and 2014, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $3.0 million.

As of June 30, 2016 and 2015, there is no balance currently outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2016	June 30, 2015
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$3.0	$4.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(13) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year Ended June 30,
(in millions)
2017	$6.8
2018	5.7
2019	5.1
2020	4.4
2021	4.4
Thereafter	36.5
Total minimum lease payments	62.9
Less amounts representing interest	(12.2)
Less current portion	(5.8)
Capital lease obligations, non-current	$44.9

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $102.0 million, $125.3 million, and $90.1 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year Ended June 30,
(in millions)
2017	$133.3
2018	135.1
2019	124.6
2020	104.2
2021	80.9
Thereafter	332.0
$910.1

Purchase Commitments

At June 30, 2016, the Company was contractually committed for $268.7 million of capital expenditures for construction materials and purchases of property and equipment.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Outstanding Letters of Credit

As of June 30, 2016, the Company had $7.9 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(14) RELATED-PARTY TRANSACTIONS

As discussed in Note 10 – Equity, Holdings spun-off the OVS business to CII on June 13, 2014. In May 2016, CII sold OVS to an entity that has a material ownership interest in the Company. The Company continues to have ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions the Company recorded with OVS:

	Year Ended June 30,
	2016	2015	2014
	(in millions)
Revenues	$6.6	$6.9	$7.0
Operating costs	$0.5	$1.0	$1.6

As of June 30, 2016 and June 30, 2015, the Company had a balance due from OVS in the amount of nil and $0.6 million, respectively.

As of June 30, 2016 and June 30, 2015, the Company had a balance due to Holdings in the amount of $1.2 million  and $1.3 million, respectively, related to certain expenses of the Company that were paid by Holdings.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the years ended June 30, 2016, 2015 and 2014, respectively, the Company reimbursed Mr. Caruso $0.5 million, $0.7 million and $0.1 million for his business use of the aircraft.

On June 28, 2012, Matt Erickson, President and COO of Global Sales & Customer Success, purchased $0.6 million in aggregate principal amount of 2020 Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. In December 2014, in connection with the Partial Notes Redemption, approximately $0.2 million of Mr. Erickson’s notes were redeemed. In May 2016, in connection with the Remaining Notes Redemption, the Company redeemed the remaining $0.4 million held by Mr. Erickson. See Note 7 – Long-Term Debt.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(15) SEGMENT REPORTING

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

With the continued increase in the Company’s scope and scale, effective October 1, 2015 the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impacts how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of establishing a new reportable segment and re-aligning the Company’s existing SPGs to the revised reportable segments.  Prior to this change, the operating segments were reported as Physical Infrastructure, which included the Company’s Dark Fiber, MIG and zColo SPGs, Cloud and Connectivity, which included the Company’s Waves, SONET, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has moved the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and Ethernet, IP, Waves, and SONET SPGs, are now reported in the Network Connectivity operating segment. SPGs report directly to the reportable segment managers who are responsible for the operations and financial results for the Dark Fiber Solutions, Network Connectivity, Colocation and Cloud Infrastructure, and Other reportable segments (collectively, the “Revised Segments”). The segment managers report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions made by the CODM.

On January 15, 2016, the Company acquired Allstream. As a result of this acquisition, management established a new reportable segment to account for the fact that this business is viewed as separate and distinct from the other segments for purposes of operating decisions, allocation of resources, and performance assessment. The Zayo Canada segment, which is composed primarily of Allstream’s legacy business, has some of the business products and services that are like those within the Company’s other SPGs but also has voice and unified communications and small enterprise businesses, which are additions to the Company’s service offerings. The Zayo Canada segment contains all financial information related to the acquired Allstream business, and to the extent products and services are included within the Zayo Canada segment, such products and services are not included within the Company’s other SPGs.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

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

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years

Zayo Canada. The Zayo Canada segment is comprised of the recently acquired business of Allstream, Inc. and Allstream Fiber U.S. Inc. (together, “Allstream”). The services provided by this segment include legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IPT trunking, cloud private branch exchange, collaboration services and unified communications.

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. Services

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Revenues for all of the Company’s products are included in one of the Company’s segments. The segment presentation has been recast for all prior periods presented for comparability. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic, rational and consistently applied. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.

The Company defines Segment Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, and non-cash income/(loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

	For the year ended June 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$563.9	$683.5	$240.7	$213.3	$20.3	$—	$1,721.7
Segment Adjusted EBITDA	406.5	359.3	119.4	45.2	4.5	—	934.9
Total assets	3,155.0	1,901.8	1,069.4	477.6	33.4	82.8	6,720.0
Capital expenditures	420.6	185.0	77.4	21.1	—	—	704.1

	For the year ended June 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$525.9	$648.0	$150.0	$—	$23.2	$—	$1,347.1
Segment Adjusted EBITDA	364.3	339.2	73.8	—	5.3	—	782.6
Total assets	2,830.1	1,807.7	1,032.6	—	35.0	388.6	6,094.0
Capital expenditures	279.7	195.1	55.4	—	0.2	—	530.4

	For the year ended June 30, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$419.8	$606.2	$75.6	$—	$28.1	$—	$1,129.7
Segment Adjusted EBITDA	288.2	326.7	37.4	—	8.0	—	660.3
Capital expenditures	181.0	151.6	28.2	—	—	—	360.8

Reconciliation from Total Segment Adjusted EBITDA to loss from operations

	For the year ended June 30,
	2016	2015	2014

Total Segment Adjusted EBITDA	$934.9	$782.6	$660.3
Interest expense	(220.1)	(214.0)	(203.5)
(Provision)/benefit for income taxes	(8.5)	8.7	(40.3)
Depreciation and amortization expense	(516.3)	(406.2)	(338.2)
Transaction costs	(21.5)	(5.9)	(4.5)
Stock-based compensation	(155.9)	(200.7)	(253.7)
Loss on extinguishment of debt	(33.8)	(94.3)	(1.9)
Foreign currency (loss)/gain on intercompany loans	(53.8)	(24.4)	4.7
Non-cash loss on investments	(1.2)	(0.9)	—
Loss from operations	$(76.2)	$(155.1)	$(177.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The following is a summary of geographical information:

	For the year ended June 30,
	2016	2015	2014
Revenue from external customers:
United States	$1,334.1	$1,193.5	$1,059.3
Europe	174.1	153.6	70.3
Canada	213.3	—	—
Other	0.2	—	0.1
Total Revenue	$1,721.7	$1,347.1	$1,129.7
Long-lived assets:
United States	$4,236.1	$3,848.0	3,140.2
Europe	527.8	454.0	429.9
Canada	326.4	—	—
Other	25.6	0.3	0.3
Total Long-lived assets	$5,115.9	$4,302.3	$3,570.4

The Company includes all non-current assets, except for goodwill in its long-lived assets.

(16) Condensed Consolidating Financial Information

As discussed Note 7 – Long-Term Debt, as of June 30, 2016, the Company has outstanding $1,430.0 million 2023 Unsecured Notes and $900.0 million 2025 Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

The accompanying condensed consolidating financial information has been prepared and is presented to display the components of the Company’s balance sheets, statements of operations and statements of cash flows in a manner that allows an existing or future holder of the Company’s Notes to review and analyze the current financial position and recent operating results of the legal subsidiaries that guarantee the Company’s debt obligations. During the fourth quarter of Fiscal 2016, the Company completed the mergers of several guarantor subsidiaries with and into the Company. This financial statement presentation has been recast for all prior periods presented for comparability.

The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of the separate legal entities as they relate to the Issuer and its guarantors. ZGL and its guarantors provide services to each other during the normal course of business. These transactions are eliminated in the consolidated results of operations of the Company. Activity related to income taxes is included at the issuer, or ZGL level, and the Company's non-guarantor subsidiaries and is not allocated to the Company's guarantor subsidiaries in the condensed consolidated financial information presented below.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Balance Sheets

Year Ended June 30, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$91.3	$3.0	$75.8	$—	170.1
Trade receivables, net of allowance	75.5	2.1	70.8	—	148.4
Prepaid expenses	33.7	0.3	34.8	—	68.8
Deferred income taxes, net	—	—	—	—	—
Other assets	(2.0)	—	11.3	—	9.3
Total current assets	198.5	5.4	192.7	—	396.6
Property and equipment, net	3,375.7	—	703.8	—	4,079.5
Intangible assets, net	775.5	12.9	146.5	—	934.9
Goodwill	1,025.5	14.6	174.4	—	1,214.5
Other assets	65.0	—	29.5	—	94.5
Related party receivable	346.7	—	—	(346.7)	—
Investment in subsidiary	550.9	—	—	(550.9)	—
Total assets	$6,337.8	$32.9	$1,246.9	$(897.6)	$6,720.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	70.3	—	26.7	—	97.0
Accrued liabilities	116.0	0.7	110.2	—	226.9
Accrued interest	28.6	—	—	—	28.6
Capital lease obligations, current	4.2	—	1.6	—	5.8
Deferred revenue, current	89.1	0.2	40.1	—	129.4
Total current liabilities	308.2	0.9	178.6	—	487.7
Long-term debt, non-current	4,085.3	—	—	—	4,085.3
Related party debt, long-term	—	—	346.7	(346.7)	—
Capital lease obligation, non-current	32.0	—	12.9	—	44.9
Deferred revenue, non-current	681.1	—	112.2	—	793.3
Deferred income taxes, net	3.3	—	44.7	—	48.0
Other long-term liabilities	24.1	—	32.9	—	57.0
Total liabilities	5,134.0	0.9	728.0	(346.7)	5,516.2

Member's equity
Member's interest	1,786.2	22.3	543.2	(579.1)	1,772.6
Accumulated other comprehensive loss	—	—	4.5	—	4.5
Accumulated deficit	(582.4)	9.7	(28.8)	28.2	(573.3)
Total member's equity	1,203.8	32.0	518.9	(550.9)	1,203.8
Total liabilities and member's equity	$6,337.8	$32.9	$1,246.9	$(897.6)	$6,720.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Balance Sheets

Year Ended June 30, 2015

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$275.3	$3.7	$29.0	$—	308.0
Trade receivables, net of allowance	57.7	1.6	28.7	—	88.0
Prepaid expenses	30.0	0.2	7.1	—	37.3
Deferred income taxes, net	128.5	—	1.0	—	129.5
Other assets	0.9	0.4	3.2	—	4.5
Total current assets	492.4	5.9	69.0	—	567.3
Property and equipment, net	2,958.4	—	340.8	—	3,299.2
Intangible assets, net	830.6	14.7	103.0	—	948.3
Goodwill	1,028.6	14.6	181.2	—	1,224.4
Other assets	44.5	—	10.3	—	54.8
Related party receivable	304.8	—	—	(304.8)	—
Investment in subsidiary	1,050.8	—	—	(1,050.8)	—
Total assets	$6,710.1	$35.2	$704.3	$(1,355.6)	$6,094.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$16.5	$—	$—	$—	16.5
Accounts payable	30.6	—	9.4	—	40.0
Accrued liabilities	145.8	0.7	37.2	—	183.7
Accrued interest	57.2	—	—	—	57.2
Capital lease obligations, current	3.6	—	0.8	—	4.4
Deferred revenue, current	75.9	0.1	10.6	—	86.6
Total current liabilities	329.6	0.8	58.0	—	388.4
Long-term debt, non-current	3,652.2	—	—	—	3,652.2
Related party debt, long-term	—	—	304.8	(304.8)	—
Capital lease obligation, non-current	24.2	—	4.1	—	28.3
Deferred revenue, non-current	564.0	—	48.7	—	612.7
Deferred income taxes, net	139.2	—	50.5	—	189.7
Other long-term liabilities	25.5	0.1	3.0	—	28.6
Total liabilities	4,734.7	0.9	469.1	(304.8)	4,899.9

Member's equity
Member's interest	2,481.6	26.6	251.2	(1,060.3)	1,699.1
Accumulated other comprehensive loss	—	—	(7.9)	—	(7.9)
Accumulated deficit	(506.2)	7.7	(8.1)	9.5	(497.1)
Total member's equity	1,975.4	34.3	235.2	(1,050.8)	1,194.1
Total liabilities and member's equity	$6,710.1	$35.2	$704.3	$(1,355.6)	$6,094.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Operations

Year Ended June 30, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,316.5	$17.6	$387.6	$—	$1,721.7
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	383.1	12.7	182.9	—	578.7
Selling, general and administrative expenses (including stock-based compensation)	284.8	1.1	100.5	—	386.4
Depreciation and amortization	427.4	1.8	87.1	—	516.3
Total operating costs and expenses	1,095.3	15.6	370.5	—	1,481.4
Operating income	221.2	2.0	17.1	—	240.3
Other expenses
Interest expense	(198.6)	—	(21.5)	—	(220.1)
Loss on extinguishment of debt	(33.8)	—	—	—	(33.8)
Foreign currency loss on intercompany loans	(37.9)	—	(15.9)		(53.8)
Other expense	0.5	—	(0.8)	—	(0.3)
Equity in net earnings of subsidiaries	(18.7)	—	—	18.7	—
Total other expense, net	(288.5)	—	(38.2)	18.7	(308.0)
(Loss)/income from operations before income taxes	(67.3)	2.0	(21.1)	18.7	(67.7)
Provision/(benefit) for income taxes	8.9	—	(0.4)	—	8.5
Net (loss)/income	$(76.2)	$2.0	$(20.7)	$18.7	$(76.2)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Operations

Year Ended June 30, 2015

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,170.5	$21.2	$155.4	$—	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	352.3	15.9	45.3	—	413.5
Selling, general and administrative expenses (including stock-based compensation)	305.4	(0.1)	52.8	—	358.1
Depreciation and amortization	362.5	1.9	41.8	—	406.2
Total operating costs and expenses	1,020.2	17.7	139.9	—	1,177.8
Operating income/(loss)	150.3	3.5	15.5	—	169.3
Other expenses
Interest expense	(197.3)	—	(16.7)	—	(214.0)
Loss on extinguishment of debt	(93.5)	—	(0.8)	—	(94.3)
Foreign currency loss on intercompany loans	(23.2)	—	(1.2)	—	(24.4)
Other income, net	(0.4)	—	—	—	(0.4)
Equity in net earnings of subsidiaries	(9.5)	—	—	9.5	—
Total other expense, net	(323.9)	—	(18.7)	9.5	(333.1)
(Loss)/income from operations before income taxes	(173.6)	3.5	(3.2)	9.5	(163.8)
(Benefit)/provision for income taxes	(8.6)	—	(0.1)	—	(8.7)
Net (loss)/income	$(165.0)	$3.5	$(3.1)	$9.5	$(155.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Operations

Year Ended June 30, 2014

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,031.1	$28.2	$70.4	$—	$1,129.7
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	315.4	20.2	7.7	—	343.3
Selling, general and administrative expenses (including stock-based compensation)	355.3	0.3	29.0	—	384.6
Depreciation and amortization	319.6	1.8	16.8	—	338.2
Total operating costs and expenses	990.3	22.3	53.5	—	1,066.1
Operating income/(loss)	40.8	5.9	16.9	—	63.6
Other expenses
Interest expense	(201.1)	—	(2.4)	—	(203.5)
Loss on extinguishment of debt	(1.9)	—	—	—	(1.9)
Foreign currency loss on intercompany loans	3.5	—	1.2	—	4.7
Other income, net	0.3	—	—	—	0.3
Equity in net earnings of subsidiaries	28.2	—	—	(28.2)	—
Total other expense, net	(171.0)	—	(1.2)	(28.2)	(200.4)
(Loss)/income from operations before income taxes	(130.2)	5.9	15.7	(28.2)	(136.8)
(Benefit)/provision for income taxes	35.1	2.5	2.7	—	40.3
Net (loss)/income	$(165.3)	$3.4	$13.0	$(28.2)	$(177.1)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended June 30, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$620.6	$3.6	$89.8	$714.0

Cash flows from investing activities:
Purchases of property and equipment	(643.5)	—	(60.6)	(704.1)
Acquisitions, net of cash acquired	(344.2)	—	(93.3)	(437.5)
Net cash used in investing activities	(987.7)	—	(153.9)	(1,141.6)
Cash flows from financing activities:
Proceeds from debt	929.3	—	—	929.3
Principal payments on long-term debt	(535.0)	—	—	(535.0)
Payment of early redemption fees on debt extinguished	(20.3)			(20.3)
Principal repayments on capital lease obligations	(3.9)	—	(1.0)	(4.9)
Payment of debt issuance costs	(4.2)	—	—	(4.2)
Payments to repurchase ZGH common stock	(91.6)	(4.3)	14.8	(81.1)
(Payments of)/receipts from intercompany loans	(99.1)	—	99.1	—
Excess tax benefit from stock-based compensation	7.9	—	—	7.9
Net cash provided by financing activities	183.1	(4.3)	112.9	291.7
Effect of changes in foreign exchange rates on cash	—	—	(2.0)	(2.0)
Net (decrease)/increase in cash and cash equivalents	(184.0)	(0.7)	46.8	(137.9)
Cash and cash equivalents, beginning of period	275.3	3.7	29.0	308.0
Cash and cash equivalents, end of period	$91.3	$3.0	$75.8	$170.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended June 30, 2015

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$548.0	$(3.0)	$62.0	$607.0

Cash flows from investing activities:
Purchases of property and equipment	(484.6)	—	(45.8)	(530.4)
Acquisitions, net of cash acquired	(781.8)	—	(73.9)	(855.7)
Net cash used in investing activities	(1,266.4)	—	(119.7)	(1,386.1)
Cash flows from financing activities:
Proceeds from debt	1,747.2	—	40.1	1,787.3
Proceeds from equity offerings and contributions	367.9	1.9	15.2	385.0
Principal payments on long-term debt	(1,288.5)	—	—	(1,288.5)
Payment of early redemption fees on debt extinguished	(62.6)	—	—	(62.6)
Principal payments on capital lease obligations	(3.1)	—	(0.4)	(3.5)
Payment of debt issuance costs	(24.2)	—	—	(24.2)
Net cash provided by financing activities	736.7	1.9	54.9	793.5
Effect of changes in foreign exchange rates on cash	—	—	(3.8)	(3.8)
Net inrease/(decrease) in cash and cash equivalents	18.3	(1.1)	(6.6)	10.6
Cash and cash equivalents, beginning of period	257.0	4.8	35.6	297.4
Cash and cash equivalents, end of period	$275.3	$3.7	$29.0	$308.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended June 30, 2014

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$530.7	$(2.0)	$33.3	$562.0

Cash flows from investing activities:
Purchases of property and equipment	(344.8)	—	(16.0)	(360.8)
Acquisitions, net of cash acquired	(108.3)	7.3	(292.3)	(393.3)
Net cash used in investing activities	(453.1)	7.3	(308.3)	(754.1)
Cash flows from financing activities:
Proceeds from debt	423.6	—	—	423.6
Proceeds from revolving credit facility	195.0	—	—	195.0
Proceeds from equity offerings and contributions	9.3	(3.7)	—	5.6
Principal payments on long-term debt	(18.0)	—	—	(18.0)
Principal payments on capital lease obligations	(7.9)	—	—	(7.9)
Payments on revolving credit facility	(195.0)	—	—	(195.0)
Payment of debt issuance costs	(4.9)	—	—	(4.9)
Payment (of)/receipt from intercompany loans	(251.1)	—	251.1	—
Dividends received/(paid)	(55.0)	—	55.0	—
Distribution to parent	(1.2)	—	—	(1.2)
Net cash provided by financing activities	94.8	(3.7)	306.1	397.2
Effect of changes in foreign exchange rates on cash	—	—	1.0	1.0
Net decrease in cash and cash equivalents	172.4	1.6	32.1	206.1
Cash and cash equivalents, beginning of period	84.6	3.2	3.5	91.3
Cash and cash equivalents, end of period	$257.0	$4.8	$35.6	$297.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended June 30, 2016:

	2016 Quarter Ended
	September 30	December 31	March 31 (1) (2)	June 30 (3) (4)	Total
	(in millions)
Revenue	$366.8	$369.6	$478.0	$507.3	$1,721.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	113.0	112.2	170.8	182.7	578.7
Selling, general and administrative expenses (including stock-based compensation)	84.6	85.0	112.5	104.3	386.4
Depreciation and amortization	117.1	113.7	137.2	148.3	516.3
Total operating costs and expenses	314.7	310.9	420.5	435.3	1,481.4
Operating income	52.1	58.7	57.5	72.0	240.3
Other expenses
Interest expense	(53.8)	(51.2)	(57.7)	(57.4)	(220.1)
Loss on extinguishment of debt	—	—	—	(33.8)	(33.8)
Foreign currency loss on intercompany loans	(10.7)	(7.1)	(11.1)	(24.9)	(53.8)
Other expense, net	(0.1)	(0.1)	(0.2)	0.1	(0.3)
Total other expenses, net	(64.6)	(58.4)	(69.0)	(116.0)	(308.0)
(Loss)/earnings from operations before income taxes	(12.5)	0.3	(11.5)	(44.0)	(67.7)
Provision/(benefit) for income taxes	2.7	11.1	7.8	(13.1)	8.5
Net loss	$(15.2)	$(10.8)	$(19.3)	$(30.9)	$(76.2)

(1)	The Company realized an increase in revenue and operating expenses beginning January 1, 2016 as a result of the acquisitions of Viatel and Dallas Data Center.
(2)	The Company realized an increase in revenue and operating expenses beginning January 15, 2016 as a result of the acquisition of Allstream.
(3)	The Company realized an increase in revenue and operating expenses beginning April 1, 2016 as a result of the acquisition of Clearview.
(4)	The Company completed debt refinancing transactions during April and May, resulting in a loss on debt extinguishment in the fourth quarter. See Note 7 – Long Term Debt.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(Continued)

The following table presents the unaudited quarterly results for the year ended June 30, 2015:

	2015 Quarter Ended (1)
	September 30 (1)	December 31	March 31 (3) (4)	June 30	Total
	(in millions)
Revenue	$320.6	$323.9	$340.7	$361.9	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	107.3	97.8	100.9	107.5	413.5
Selling, general and administrative expenses (including stock-based compensation) (2)	156.6	32.1	83.0	86.4	358.1
Depreciation and amortization	96.0	96.9	100.1	113.2	406.2
Total operating costs and expenses	359.9	226.8	284.0	307.1	1,177.8
Operating (loss)/income	(39.3)	97.1	56.7	54.8	169.3
Other expenses
Interest expense	(46.9)	(53.4)	(60.7)	(53.0)	(214.0)
Loss on extinguishment of debt (5)	—	(30.9)	(54.9)	(8.5)	(94.3)
Foreign currency (loss)/gain on intercompany loans	(14.7)	(13.3)	(13.2)	16.8	(24.4)
Other expense, net	—	(0.1)	—	(0.3)	(0.4)
Total other expenses, net	(61.6)	(97.7)	(128.8)	(45.0)	(333.1)
(Loss)/earnings from operations before income taxes	(100.9)	(0.6)	(72.1)	9.8	(163.8)
Provision/(benefit) for income taxes	9.4	(4.3)	(18.4)	4.6	(8.7)
Net (loss)/earnings	$(110.3)	$3.7	$(53.7)	$5.2	$(155.1)

(1)	The Company realized an increase in revenue and operating expenses beginning July 1, 2014 as a result of the acquisition of AtlantaNap and Neo.
(2)

The Company realized an increase in compensation expense in the first quarter as a result of an increase in the estimated fair value of CII common units as a result of the pending IPO.  The common unit fair values were further adjusted in second quarter upon completion of the IPO.  See Note 11— Stock-based Compensation.

(3)	The Company realized an increase in revenue and operating expenses beginning January 1, 2015 as a result of the acquisition of IdeaTek.
(4)	The Company realized an increase in revenue and operating expenses beginning February 23, 2015 as a result of the acquisition of Latisys.
(5)

The Company completed debt refinancing transactions during the second, third and fourth quarters of Fiscal 2015, resulting in a loss on debt extinguishment for those respective periods. See Note 7— Long-Term Debt

(18) SUBSEQUENT EVENTS

On July 22, 2016, the Company amended the terms of its Credit Agreement governing its Term Loan Facility (the “Repricing Amendment”).  Per the terms of the Repricing Amendment, the $361.0 million term loan tranche under the Credit Agreement was repriced at par and will bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.00%, which represents a decrease of 75 basis points. No other terms of the Credit Agreement were amended.