Form 10-Q
period 2017-03-31
ZAYO GROUP LLC
filed 2017-05-10
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	March 31, 2017	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$197.7	$170.1
Trade receivables, net of allowance of $8.6 and $7.5 as of March 31, 2017 and June 30, 2016, respectively	189.7	148.4
Prepaid expenses	72.4	68.8
Other assets	36.7	9.3
Total current assets	496.5	396.6
Property and equipment, net	4,839.5	4,079.5
Intangible assets, net	1,196.6	934.9
Goodwill	1,822.6	1,214.5
Deferred income taxes, net	51.8	—
Other assets	129.8	94.5
Total assets	$8,536.8	$6,720.0
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$25.0	$—
Accounts payable	50.2	97.0
Accrued liabilities	289.8	226.9
Accrued interest	75.3	28.6
Capital lease obligations, current	7.8	5.8
Deferred revenue, current	144.2	129.4
Total current liabilities	592.3	487.7
Long-term debt, non-current	5,498.8	4,085.3
Capital lease obligation, non-current	76.5	44.9
Deferred revenue, non-current	940.6	793.3
Deferred income taxes, net	40.0	48.0
Other long-term liabilities	59.0	57.0
Total liabilities	7,207.2	5,516.2
Commitments and contingencies (Note 10)
Member's equity
Member's interest	1,861.3	1,772.6
Accumulated other comprehensive (loss)/income	(19.2)	4.5
Accumulated deficit	(512.5)	(573.3)
Total member's equity	1,329.6	1,203.8
Total liabilities and member's equity	$8,536.8	$6,720.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$550.2	$478.0	$1,561.8	$1,214.4
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	195.0	170.8	548.7	396.0
Selling, general and administrative expenses (including stock-based compensation—Note 8)	108.8	112.5	319.1	282.1
Depreciation and amortization	155.7	137.2	425.6	368.0
Total operating costs and expenses	459.5	420.5	1,293.4	1,046.1
Operating income	90.7	57.5	268.4	168.3
Other expenses
Interest expense	(63.0)	(57.7)	(170.0)	(162.7)
Loss on extinguishment of debt	(4.5)	—	(4.5)	—
Foreign currency gain/(loss) on intercompany loans	3.9	(11.1)	(24.7)	(28.9)
Other income/(expense), net	0.5	(0.2)	0.7	(0.4)
Total other expenses, net	(63.1)	(69.0)	(198.5)	(192.0)
Income/(loss) from operations before income taxes	27.6	(11.5)	69.9	(23.7)
Provision for income taxes	0.6	7.8	7.4	21.6
Net income/(loss)	$27.0	$(19.3)	$62.5	$(45.3)

The accompanying notes are an integral part of these condensed consolidated financial statements

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income/(loss)	$27.0	$(19.3)	$62.5	$(45.3)
Foreign currency translation adjustments	3.7	32.0	(22.5)	20.3
Defined benefit pension plan adjustments	—	—	(1.2)	—
Comprehensive income/(loss)	$30.7	$12.7	$38.8	$(25.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2017

(in millions)

	Member's Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2016	$1,772.6	$4.5	$(573.3)	$1,203.8
Stock-based compensation	87.0	—	—	87.0
Cumulative effect adjustment resulting from adoption of ASU 2016-09 (Note 1)	1.7	—	(1.7)	—
Foreign currency translation adjustment	—	(22.5)	—	(22.5)
Defined benefit pension plan adjustments	—	(1.2)	—	(1.2)
Net income	—	—	62.5	62.5
Balance at March 31, 2017	$1,861.3	$(19.2)	$(512.5)	$1,329.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income/(loss)	$62.5	$(45.3)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	425.6	368.0
Loss on extinguishment of debt	4.5	—
Non-cash interest expense	7.7	9.1
Stock-based compensation	93.0	122.5
Amortization of deferred revenue	(85.5)	(66.6)
Additions to deferred revenue	156.7	145.4
Foreign currency loss on intercompany loans	24.7	28.9
Excess tax benefit from stock-based compensation	—	(7.9)
Deferred income taxes	(6.4)	14.3
Provision for bad debts	2.1	3.1
Non-cash loss on investments	0.7	1.2
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(6.0)	15.3
Accounts payable and accrued liabilities	9.1	(44.7)
Other assets and liabilities	(23.8)	(5.4)
Net cash provided by operating activities	664.9	537.9
Cash flows from investing activities
Purchases of property and equipment	(630.2)	(516.7)
Cash paid for acquisitions, net of cash acquired	(1,426.8)	(417.0)
Other	1.5	—
Net cash used in investing activities	(2,055.5)	(933.7)
Cash flows from financing activities
Proceeds from debt	3,293.8	395.2
Principal payments on long-term debt	(1,837.4)	(13.4)
Principal payments on capital lease obligations	(4.8)	(3.3)
Payment of debt issue costs	(29.0)	(2.9)
Contributions to parent	—	(81.1)
Excess tax benefit from stock-based compensation	—	7.9
Net cash provided by financing activities	1,422.6	302.4
Net cash flows	32.0	(93.4)
Effect of changes in foreign exchange rates on cash	(4.4)	0.1
Net increase/(decrease) in cash and cash equivalents	27.6	(93.3)
Cash and cash equivalents, beginning of year	170.1	308.0
Cash and cash equivalents, end of period	$197.7	$214.7
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$109.2	$145.0
Cash paid for income taxes	$9.8	$11.4
Non-cash purchases of equipment through capital leasing	$11.6	$5.9
Increase in accounts payable and accrued expenses for purchases of property and equipment	$37.1	$26.2

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

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and data centers, in the United States, Canada and Europe to offer:

•	Fiber Solutions, including dark fiber and mobile infrastructure services.
•	Transport services, including wavelength, wholesale IP and SONET services.
•	Enterprise Networks, including Ethernet, private lines, dedicated Internet and cloud services.
•	Colocation, including provision of colocation space and power and interconnection services.
•	Voice, unified communications and services dedicated to small and medium sized businesses.
•	Other services, including Zayo Professional Services (“ZPS”).

Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings” or “ZGH”).

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. Certain amounts in the prior period financial statements have been condensed to conform to the current period presentation and had no impact on reported net income or losses. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016” and the fiscal year ending June 30, 2017 as “Fiscal 2017.”

Significant Accounting Policies

The Company has elected to early adopt ASU 2017-04 (as described below), during the quarter ended March 31, 2017, which simplifies the requirements for goodwill impairment testing in ASC 350.  No impairment indicators were identified.

Upon early adoption of ASU 2017-01 (as described below), the Company has applied the provisions of this standard for acquisitions consummated subsequent to January 1, 2017.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies the requirements for goodwill impairment testing in ASC 350. Under the ASU, the requirement to perform step two of the impairment test was removed. The Company has elected to early adopt the standard during the quarter ended March 31, 2017.  No impairment indicators were identified.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new standard provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions for which the acquisition date occurs before the issuance date or effective date, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company has elected to early adopt the standard as of January 1, 2017 and has applied the provisions of this standard for acquisitions consummated subsequent to that date.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, and expects the new guidance to significantly increase the reported assets and liabilities on the Consolidated Balance Sheets. The Company does not expect to early adopt this ASU.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company early-adopted ASU 2016-09 effective July 1, 2016. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits have been applied prospectively and prior periods have not been adjusted. The Company had $16.7 million of excess tax benefits for the nine months ended March 31, 2017.  In addition, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $1.7 million as of July 1, 2016. Amendments related to minimum statutory tax withholding requirements and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes have been adopted prospectively and did not have a material impact on the condensed consolidated financial statements.

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

The Company is in the process of performing a comprehensive analysis of its revenue streams and contractual arrangements to identify the effects of ASU 2014-09 on the consolidated financial statements and are developing new accounting and reporting policies, business and internal control processes and procedures to facilitate adoption of the standard. The Company will also have to comply with new revenue disclosure requirements. The Company will continue to review and evaluate underlying contract information that will be used to support new accounting and disclosure requirements under ASU 2014-09 and evaluate other matters that may result from adoption of the standard. The Company has not yet selected a transition method.

(2) ACQUISITIONS

Since inception, the Company has consummated 40 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2017

Electric Lightwave Parent, Inc.

On March 1, 2017, the Company acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.7 million, net of cash acquired, subject to certain post-closing adjustments.  $14.0 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was funded through debt (see Note 5 – Long-Term Debt) and cash on hand. $2.2 million of the net purchase consideration remains, payable by the Company as of March 31, 2017.  The acquisition was considered a stock purchase for tax purposes.

The acquisition added 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber across Denver, Minneapolis, Phoenix, Portland, Seattle, Sacramento, San Francisco, San Jose, Salt Lake City, Spokane and Boise, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter. As of March 31, 2017, the remaining cash consideration to be paid was $10.2 million. The acquisition was considered an asset purchase for tax purposes. $2.3 million of payments made to the previous owners of the Santa Clara Data Center made during the nine months ended March 31, 2017 are included on the Company’s Condensed Consolidated Statement of Cash Flows within the “cash paid for acquisitions” caption.

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

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of $29.6 million of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Allstream Term Loan Proceeds (as defined in Note 5 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

The acquisition added more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS agreed to fund the funding deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. The amount of the funding deficiency was not material to the financial statements as of March 31, 2017.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post-retirement benefits plans. The liability assumed on January 15, 2016 was approximately $8.3 million. The balance of this liability as of March 31, 2017 was approximately $12.9 million. This liability is currently included in “Other long-term liabilities” on the consolidated balance sheet.

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €92.9 million (or $101.2 million), net of cash acquired. The acquisition was funded with cash on hand. The acquisition was considered a stock purchase for tax purposes. During the nine months ended March 31, 2017, the Company received a refund of the purchase price from escrow of $1.5 million. The refund is reflected as a cash inflow from investing activities on the condensed consolidated statement of cash flows for the nine months ended March 31, 2017 within the Other caption.

Dallas Data Center Acquisition (“Dallas Data Center”)

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2017, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Santa Clara Data Center and Electric Lightwave. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

	Electric Lightwave	Santa Clara Data Center
Acquisition date	March 1, 2017	October 3, 2016
	(in millions)
Cash	$12.5	$—
Other current assets	56.0	—
Property and equipment	489.5	35.1
Deferred tax assets, net	49.7	—
Intangibles	312.2	2.8
Goodwill	625.2	—
Other assets	1.7	—
Total assets acquired	1,546.8	37.9
Current liabilities	56.7	—
Capital lease obligations	—	26.6
Deferred revenue	49.7	—
Other liabilities	1.2	—
Total liabilities assumed	107.6	26.6
Net assets acquired	1,439.2	11.3
Less cash acquired	(12.5)	—
Total consideration paid/payable	$1,426.7	$11.3

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Clearview	Allstream	Viatel	Dallas Data Center
Acquisition date	April 1, 2016	January 15, 2016	December 31, 2015	December 31, 2015
	(in millions)
Cash	$—	$2.9	$3.5	$—
Other current assets	0.6	95.6	7.3	—
Property and equipment	17.1	266.3	174.0	12.2
Deferred tax assets, net	0.2	3.8	—	—
Intangibles	9.8	64.5	—	4.4
Goodwill	2.1	—	9.5	—
Other assets	0.3	4.5	2.0	—
Total assets acquired	30.1	437.6	196.3	16.6
Current liabilities	1.1	63.2	18.8	—
Deferred revenue	0.4	46.9	58.5	—
Deferred tax liability, net	—	—	8.6	—
Other liabilities	10.3	27.0	5.7	—
Total liabilities assumed	11.8	137.1	91.6	—
Net assets acquired	18.3	300.5	104.7	16.6
Less cash acquired	—	(2.9)	(3.5)	—
Net consideration paid	$18.3	$297.6	$101.2	$16.6

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units.  Effective January 1, 2017, the Company implemented organizational changes which had an impact on the composition of the Company’s SPGs (see Note 12 – Segment Reporting). In connection with the organizational change, goodwill was re-allocated to the Company’s SPG’s on a relative fair value basis.  The Company completed an impairment test immediately prior to and after the organization change at the SPG level and no indicators of impairment were identified.Note 3 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.

In the Company’s acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals.  The Company incurred transaction costs of $8.4 million and $17.6 million for the three and nine months ended March 31, 2017, respectively, and $14.2 million and $17.5 million for the three and nine months ended March 31, 2016, respectively.  Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro Forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2017 and 2016 acquisitions as if the acquisitions occurred on July 1, 2015. The pro forma net income/(loss) for the periods ended March 31,2017 and  2016 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2017 and 2016 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2015.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenue	$635.6	$640.2	$1,912.0	$1,910.2
Net income/(loss)	$16.3	$(26.0)	$16.5	$(84.8)

(3) GOODWILL

The Company’s goodwill balance was $1,822.6 million and $1,214.5 million as of March 31, 2017 and June 30, 2016, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”). Effective January 1, 2017, the Company implemented organizational changes which had an impact on the composition of the Company’s SPGs. The change in structure had the impact of consolidating and/or regrouping existing SPGs, disaggregating the legacy Zayo Canada SPG among the existing SPGs and a creating a new Allstream and IP Transit SPG (See Note 12 – Segment Reporting).   In connection with the organizational change, goodwill was re-allocated to the Company’s SPG’s on a relative fair value basis.  The Company completed an impairment test immediately prior to and after the organization change at the SPG level and no indicators of impairment were identified.

As of March 31, 2017, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Services (“Waves”), Zayo IP Transit Services (“IP Transit”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Enterprise Private and Connectivity (EPIC), Zayo Cloud Services (“Cloud”),  Zayo Colocation (“zColo"), Allstream and Other (primarily ZPS).

The following reflects the changes in the carrying amount of goodwill and the amounts allocated to each reporting unit during the nine months ended March 31, 2017:

Product Group	As of June 30, 2016	Reallocation among reporting units	Adjustments to Fiscal 2016 Acquisitions	Fiscal 2017 Acquisitions	Foreign Currency Translation and Other	As of March 31, 2017
	(in millions)
Dark Fiber	$295.1	$(295.1)	$—	$—	$—	$—
Fiber Solutions	—	544.8	1.7	34.7	(8.9)	572.3
Waves	258.3	(104.0)	(2.7)	25.4	(2.7)	174.3
Sonet	51.3	0.7	—	75.1	(0.1)	127.0
Ethernet	104.3	(59.8)	(0.5)	52.1	(0.1)	96.0
IP	87.5	(87.5)	—	—	—	—
MIG	73.6	(73.6)	—	—	—	—
EPIC	—	89.5	—	90.2	(0.2)	179.5
zColo	268.8	(15.0)	(3.7)	—	0.2	250.3
Cloud	60.0	—	(0.1)	2.2	—	62.1
Allstream	—	—	—	345.5	—	345.5
Other	15.6	—	—	—	—	15.6
Total	$1,214.5	$—	$(5.3)	$625.2	$(11.8)	$1,822.6

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2017 and June 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
March 31, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,462.7	$(284.9)	$1,177.8
Underlying rights	1.6	(0.4)	1.2
Total	1,464.3	(285.3)	1,179.0
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.1	—	14.1
Total	$1,481.9	$(285.3)	$1,196.6
June 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,143.6	$(228.8)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,145.4	(229.3)	916.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,164.2	$(229.3)	$934.9

(5) LONG-TERM DEBT

As of March 31, 2017 and June 30, 2016, long-term debt was as follows:

	March 31,	June 30,
	2017	2016
	(in millions)
Term Loan Facility due 2021	$500.0	$1,837.4
Term Loan Facility due 2024	2,000.0	—
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	900.0
5.75% Senior Unsecured Notes due 2027	800.0	—
Total debt obligations	5,630.0	4,167.4
Unamortized discount on Term Loan Facility	(21.6)	(19.0)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	5.7	6.3
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(14.6)	(15.6)
Unamortized debt issuance costs	(75.7)	(53.8)
Carrying value of debt	5,523.8	4,085.3
Less current portion	(25.0)	—
Long-term debt, less current portion	$5,498.8	$4,085.3

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby its Credit Agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility required the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three or nine months ended March 31, 2017 or 2016).

Under the amended and restated Credit Agreement, the Revolver matured at the earliest of (i) April 17, 2020 (ii) six months prior to the earliest maturity date of the Term Loan Facility and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to amendment thereof. The Credit Agreement also allows for letter of credit commitments of up to $50.0 million. The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on its current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon its leverage ratio.

On January 15, 2016, the Company and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to its Credit Agreement. Under the terms of the Amendment, the portion of the Term Loan Facility due 2021 was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Allstream Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended. The Allstream Term Loan Proceeds were used to fund the Allstream acquisition (see Note 2 – Acquisitions) and for general corporate purposes.

On July 22, 2016, the Company and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Repricing Amendment, the Incremental Term Loan was repriced to bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

On January 19, 2017, ZGL and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, ZGL and Zayo Capital  added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment the full $2,500.0 million Term Loan Facility, including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was re-issued at a price of 99.75%. Per the terms of the Incremental Amendment, the Revolver matures on April 17, 2020. No other material terms of the Credit Agreement were amended.

In connection with the Incremental Amendment, the Company recognized an expense of $4.5 million during the three and nine months ended March 31, 2017 associated with debt extinguishment costs.  The Company completed an assessment at an individual creditor level in order to determine if the Incremental Amendment resulted in an extinguishment or modification of the Term Loan Facility and the subsequent amendments thereto (the “Previous Term Loan Indebtedness”).  Based on this analysis, a portion of the Previous Term Loan Indebtedness was deemed to have been extinguished as a result of the Incremental Amendment.  The $4.5 million loss on extinguishment of debt represents a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Previous Term Loan Indebtedness which was deemed to have been extinguished.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.4% and 3.9% at March 31, 2017 and June 30, 2016, respectively. Interest rates on the Revolver as of March 31, 2017 and June 30, 2016 were approximately 3.7% and 3.4%, respectively.

As of March 31, 2017, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.8 million as of March 31, 2017, leaving $442.2 million available under the Revolver.

Senior Unsecured Notes

On April 14, 2016, the Company and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”) and were priced at 97.1%. The issue discount of $15.9 million of the Incremental 2025 Notes is being accreted to interest expense over the term of the Incremental 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand (i) were used to redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”), including the required $20.3 million make-whole premium and accrued interest, and (ii) were used to repay $196.0 million of borrowings under the then outstanding secured Term Loan Facility. The Company recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment during the fourth quarter of Fiscal 2016. Following the offering of the Incremental 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due in 2027 (the “2027 Unsecured Notes”).  The net proceeds of the 2027 Unsecured Notes along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition (see Note 2 – Acquisitions), which closed on March 1, 2017.

Debt covenants

The indentures (the “Indentures”) governing the 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), the 2025 Unsecured Notes and the 2027 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments to the Company, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

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

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2017.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

The Term Loan Facility and Revolver are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all of ZGL’s current and future domestic restricted subsidiaries.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $118.4 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $1.8 million and $11.4 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the three months ended March 31,2017 and the fourth quarter of Fiscal 2016, respectively.

The balance of debt issuance costs as of March 31, 2017 and June 30, 2016 was $75.7 million and $53.8 million, net of accumulated amortization of $42.7 million and $35.8 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.5 million and $6.9 million for the three and nine months ended March 31, 2017, respectively, and $2.6 million and $7.6 million for the three and nine months ended March 31, 2016, respectively.

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

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $0.8 million and $3.0 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively. During the three and nine months ended March 31, 2017, $0.7 million and $2.2 million, respectively, was recorded as a decrease in interest expense for the change in fair value of the interest rate swaps. During the three and nine months ended March 31, 2016, $0.3 million and $(0.3) million, respectively, was recorded as an increase/(decrease) in interest expense for the change in fair value of the interest rate swaps.

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine month periods ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017
	(in millions)
Expected expense/(benefit) at the statutory rate	$9.6	$(3.9)	$24.4	$(8.2)
Increase/(decrease) due to:
Non-deductible stock-based compensation	—	5.2	4.0	22.6
Excess tax benefit on stock-based compensation	(13.1)	—	(16.7)	—
State income taxes benefit, net of federal benefit	0.6	(0.2)	2.1	(0.7)
Transactions costs not deductible for tax purposes	1.5	0.6	1.8	1.1
Change in tax rates	—	—	(1.7)	—
Foreign tax rate differential	(1.8)	0.5	(2.1)	0.8
Foreign entities with valuation allowance	(2.0)	—	(8.7)	—
Other, net	5.8	5.6	4.3	6.0
Provision/(benefit) for income taxes	$0.6	$7.8	$7.4	$21.6

The interim period effective tax rate is driven from year-to-date and anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the three and nine months ended March 31, 2017 was positively impacted by foreign tax expense not recognized due to full valuation allowances recorded on certain foreign entities. Additionally, the excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense related to the Company’s restricted stock unit plans (See Note 8 – Stock-based Compensation)  was recorded as a discrete permanent benefit during the period.

The interim effective tax rate for the three and nine months ended March 31, 2016 and nine months ended March 31, 2017 was negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”). During the three months ended December 31, 2016, the CII common units became fully vested and as such the Company did not record any non-deductible stock based compensation during the three months ended March 31, 2017.

The Company files income tax returns in various federal, state, and local jurisdictions including the United States, Canada, United Kingdom and France. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2012.

(7) EQUITY

During the nine months ended March 31, 2017, the Company recorded an $87 million increase in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Included in:
Operating costs	$2.1	$3.7	$8.7	$15.5
Selling, general and administrative expenses	24.4	29.8	84.3	107.0
Total stock-based compensation expense	$26.5	$33.5	$93.0	$122.5

CII common units	$—	$13.6	$10.1	$59.5
Part A restricted stock units	17.5	12.7	57.6	32.9
Part B restricted stock units	8.6	6.9	24.3	29.3
Part C restricted stock units	0.4	0.3	1.0	0.8
Total stock-based compensation expense	$26.5	$33.5	$93.0	$122.5

CII Common Units

During the nine months ended March 31, 2017, the Company recognized $10.1 million of stock-based compensation expense related to vesting of CII common units. During the three months ended December 31, 2016, the CII common units became fully vested and as such there is no unrecognized compensation cost associated with CII common units as of December 31, 2016. During the three and nine months ended March 31, 2016, the Company recognized $13.6 million and $59.5 million, respectively, of stock-based compensation expense related to vesting of CII common units.

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

During the three and nine months ended March 31, 2017, the Company recognized $17.5 million and $57.6 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and nine months ended March 31, 2016, the Company recognized $12.7 million and $32.9 million, respectively, of compensation expense associated with the vested portion of the Part A awards.  The March 2017 and June 2016 quarterly awards were recorded as liabilities totaling $3.9 million and $2.0 million, as of March 31, 2017 and June 30, 2016, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to member’s interest, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At March 31, 2017, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $29.2 million.

The following table summarizes the Company’s Part A RSU activity for the nine months ended March 31, 2017:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	1,988,570	31.56
Vested	(1,475,020)	25.29
Forfeited	(290,860)	n/a
Outstanding at March 31, 2017	2,392,591	$30.67	7.2

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

The following table summarizes the Company’s Part B RSU activity for the nine months ended March 31, 2017:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	860,936	$29.50	6.2
Granted	562,756	50.72
Vested	(652,532)	29.46
Forfeited	(211,398)	n/a
Outstanding at March 31, 2017	559,762	$50.72	5.8

The table below reflects the total Part B RSUs granted during Fiscal 2017 and 2016, the maximum eligible shares of ZGH’s stock that the respective Part B RSU grant could be converted into, and the grant date fair value per Part B RSU:

	During the three months ended
	March 31, 2017	December 31, 2016	September 30, 2016
Part B RSUs granted	171,316	191,015	200,425
Maximum eligible shares of the Company's common stock	880,564	981,817	1,030,185
Grant date fair value per Part B RSU	$27.39	$75.56	$47.00
Units converted to Company's common stock at vesting date	n/a	n/a	n/a

	During the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	312,516	284,773	282,074	272,813
Maximum eligible shares of the Company's common stock	1,606,332	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$37.03	$25.12	$25.26	$17.83
Units converted to Company's common stock at vesting date	1,078,812	475,446	40,182	—

The Company recognized stock-based compensation expense of $8.6 million and $24.3 million related to Part B awards for the three and nine months ended March 31, 2017, respectively,  and $6.9 million and $29.3 million for the three and nine months ended March 31, 2016, respectively.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $13.8 million at March 31, 2017.

Part C

Under Part C of the PCIP, independent directors of ZGH are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three and nine months ended March 31, 2017, the

Company’s independent directors were granted 11,250 and 33,091 Part C RSUs, respectively. During the three and nine months ended March 31, 2016, the Company’s independent directors were granted 10,979 and 29,805 Part C RSUs, respectively. Part C RSUs vest in the same quarter that they are issued. During the three and nine months ended March 31, 2017 the Company recognized $0.4 million and $1.0 million, respectively, of compensation expense associated with the Part C RSUs. During the three and nine months ended March 31, 2016, the Company recognized $0.3 million and $0.8 million, respectively, of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at March 31, 2017 and June 30, 2016 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized discount, and was $3,121.1 million and $2,320.7 million as of March 31, 2017 and June 30, 2016, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of March 31, 2017 and June 30, 2016 was estimated to be $3,312.6 million and $2,338.1 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $2,478.4 million and $1,818.4 million as of March 31, 2017 and June 30, 2016, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR (with a $500.0 million tranche having a LIBOR floor of 0.0% and $2,000.0 million tranche having a LIBOR floor of 1.00%) plus a spread of 2.0% on the Company’s $500.0 million tranche and a spread of 2.50% on its $2,000.0 million tranche. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on January 19, 2017, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above a 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $25.0 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $0.7 million and $2.2 million were recorded as a decrease to interest expense during the three and nine months ended March 31, 2017, respectively, and $0.3 million and $(0.3) million were recorded as an increase/(decrease) to interest expense during the three and nine months ended March 31, 2016, respectively. A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $1.8 million.

As of March 31, 2017 and June 30, 2016, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	March 31, 2017	June 30, 2016
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$0.8	$3.0

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At March 31, 2017, the Company was contractually committed for $345.5 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

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

The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenues	$1.4	$1.7	$4.5	$5.0
Operating costs	$0.2	$0.2	$0.4	$0.4

As of March 31, 2017 and June 30, 2016, the Company had no outstanding balances due from OVS.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and nine months ended March 31, 2017 the Company reimbursed Mr. Caruso $0.2 million and $0.6 million, respectively, and during the three and nine months ended March 31, 2016 reimbursed $0.1 million and $0.4 million, respectively, for his business use of the aircraft.

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

As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s bandwidth infrastructure, colocation and connectivity services are comprised of various related product groups generally defined around the type of service the customer is buying, referred to as Strategic Product Groups ("SPG" or "SPGs"). Each SPG is responsible for the revenue, costs and associated capital expenditures of its respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.

In connection with the Company’s continued increase in scope and scale, effective January 1, 2017, and contemplation of the Company’s acquisition of Electric Lightwave which was completed March 1, 2017, the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. Under the new structure, the Company’s reportable segments will include: Fiber Solutions, Transport, Enterprise Networks, Zayo Colocation, Allstream and Other.  The change in structure had the impact of consolidating and/or regrouping existing SPGs and product offerings between the Company’s reportable segment and disaggregating the legacy Zayo Canada segment among the existing SPGs and a new Allstream reportable segment.  The change in structure also resulted in adjustments to intercompany pricing which more closely align to third party pricing on the services which are provided between the Company’s SPGs.

The Company’s legacy SPGs included Dark Fiber and Mobile Infrastructure Group (“MIG”).  Effective January 1, 2017, the Dark Fiber and MIG SPGs were merged together and are now reported as part of the Fiber Solutions reporting segment.  Waves and Ethernet services that are provided on dedicated dark fiber strands and colocation facilities that support only dark fiber customers which were historically reported as part of the Waves, Ethernet or zColo SPGs were transferred to the Fiber Solutions reportable segment effective January 1, 2017 (the “Dedicated Services Transfers”).

The Company’s legacy Waves, IP and Sonet SPGs, after giving effect to the Dedicated Services Transfers, are now reported under the Company’s Transport reportable segment.

The Company’s legacy Ethernet and Cloud SPGs, after giving effect to the Dedicated Services Transfers, are now reported under the Company’s Enterprise Networks segment.

The Company’s legacy Zayo Canada reporting segment was disaggregated based upon the products offered by the legacy Zayo Canada segment to the Company’s existing SPGs and two new SPG were established: Voice and Small and Medium Business (“SMB”).

The Company’s segments are further described below:

Fiber Solutions. Through the Fiber Solutions segment, the Company provides raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, dedicated lit networks and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Fiber Solutions segment tend to range from three to twenty years.

Transport. The Transport segment provides lit bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks. The segment uses optronics to light the fiber, and the Company’s customers pay for service based on the amount and type of bandwidth they purchase. The Company’s services within this segment include wavelengths, wholesale IP services and SONET. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides communication solutions to medium and large enterprises. The Company’s services within this segment include Internet, managed Wide Area Network (“WAN”), Ethernet, managed security and cloud based compute and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.

Zayo Colocation (zColo).  The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. The Company’s services within this segment include the provision of colocation space, power and interconnection services in North America and Western Europe.  Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream.  The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data services using a variety of technologies for businesses.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Allstream also offers a range of data services that help small and medium customers implement the right data and networking solutions for their business. Those scalable data services make use of technologies including Ethernet services, IP/MPLS VPN Solutions, and wavelength services.  Allstream provides services to approximately 70,000 customers in the SMB market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration services and unified communications.

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

Effective January 1, 2017, revenues for all of the Company’s products are included in one of the Company’s six segments. This segment presentation has been recast for all periods presented for comparability. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic, rational and consistently applied. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

	As of and for the three months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$179.6	$110.5	$121.7	$53.6	$79.3	$5.5	$—	$550.2
Segment Adjusted EBITDA	137.6	45.7	46.6	28.7	22.0	1.4	—	282.0
Capital expenditures	119.9	40.2	22.6	23.7	1.9	—	—	208.3

	As of and for the nine months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$531.2	$323.0	$350.8	$157.3	$185.4	$14.1	$—	$1,561.8
Segment Adjusted EBITDA	416.8	134.9	126.9	82.6	41.3	3.5	—	806.0
Total assets	4,319.7	1,252.3	1,180.0	931.0	644.8	31.5	177.5	8,536.8
Capital expenditures	381.6	111.1	63.6	69.9	4.0	—	—	630.2

	As of and for the three months ended March 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$169.4	$102.6	$105.3	$47.9	$48.0	$4.8	$—	$478.0
Segment Adjusted EBITDA	131.3	42.5	37.4	24.2	6.1	1.3	—	242.8
Capital expenditures	111.0	30.3	24.3	17.2	2.3	—	—	185.1

	As of and for the nine months ended March 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$476.6	$284.4	$244.4	$145.0	$48.0	$16.0	$—	$1,214.4
Segment Adjusted EBITDA	364.2	122.6	105.8	74.5	6.1	3.9	—	677.1
Capital expenditures	315.1	90.1	63.7	45.5	2.3	—	—	516.7

	As of June 30, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$3,780.9	$964.8	$849.2	$884.3	$72.6	$33.5	$134.7	$6,720.0

Reconciliation from Total Segment Adjusted EBITDA to income/(loss) from operations before taxes:

	For the three months ended March 31,
	2017	2016
	(in millions)
Total Segment Adjusted EBITDA	$282.0	$242.8
Interest expense	(63.0)	(57.7)
Depreciation and amortization expense	(155.7)	(137.2)
Transaction costs	(8.4)	(14.2)
Stock-based compensation	(26.5)	(33.5)
Loss on extinguishment of debt	(4.5)	—
Foreign currency gain/(loss) on intercompany loans	3.9	(11.1)
Non-cash loss on investments	(0.2)	(0.6)
Income/(loss) from operations before income taxes	$27.6	$(11.5)

	For the nine months ended March 31,
	2017	2016
	(in millions)
Total Segment Adjusted EBITDA	$806.0	$677.1
Interest expense	(170.0)	(162.7)
Depreciation and amortization expense	(425.6)	(368.0)
Transaction costs	(17.6)	(17.5)
Stock-based compensation	(93.0)	(122.5)
Loss on extinguishment of debt	(4.5)	—
Foreign currency gain/(loss) on intercompany loans	(24.7)	(28.9)
Non-cash loss on investments	(0.7)	(1.2)
Income/(loss) from operations before income taxes	$69.9	$(23.7)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed Note 5 – Long-Term Debt, as of March 31, 2017, the Company has outstanding $1,430.0 million 2023 Unsecured Notes, $900.0 million 2025 Unsecured Notes and $800.0 millions 2027 Unsecrued Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

Condensed Consolidating Balance Sheets (Unaudited)

March 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$104.6	$2.2	$90.9	$—	$197.7
Trade receivables, net of allowance	116.3	2.0	71.4	—	189.7
Prepaid expenses	45.3	0.4	26.7	—	72.4
Other assets	39.9	—	(3.2)	—	36.7
Total current assets	306.1	4.6	185.8	—	496.5
Property and equipment, net	4,151.9	—	687.6	—	4,839.5
Intangible assets, net	1,044.2	11.5	140.9	—	1,196.6
Goodwill	1,650.5	14.7	157.4	—	1,822.6
Deferred income taxes, net	51.8	—	—	—	51.8
Other assets	105.6	—	24.2	—	129.8
Related party receivable	330.2	—	—	(330.2)	—
Investment in subsidiary	586.5	—	—	(586.5)	—
Total assets	$8,226.8	$30.8	$1,195.9	$(916.7)	$8,536.8
Liabilities and member's equity
Current liabilities
Current portion of long-term debt	$25.0	$—	$—	$—	$25.0
Accounts payable	36.7	—	13.5	—	50.2
Accrued liabilities	207.0	0.6	82.2	—	289.8
Accrued interest	75.3	—	—	—	75.3
Capital lease obligations, current	6.6	—	1.2	—	7.8
Deferred revenue, current	109.8	0.2	34.2	—	144.2
Total current liabilities	460.4	0.8	131.1	—	592.3
Long-term debt, non-current	5,498.8	—	—	—	5,498.8
Related party debt, long-term	—	—	330.2	(330.2)	—
Capital lease obligation, non-current	66.1	—	10.4	—	76.5
Deferred revenue, non-current	839.4	—	101.2	—	940.6
Deferred income taxes, net	0.1	—	39.9	—	40.0
Other long-term liabilities	32.4	—	26.6	—	59.0
Total liabilities	6,897.2	0.8	639.4	(330.2)	7,207.2

Member's equity
Member's interest	1,884.1	18.7	546.2	(587.7)	1,861.3
Accumulated other comprehensive loss	(32.9)	—	13.7	—	(19.2)
Accumulated deficit	(521.6)	11.3	(3.4)	1.2	(512.5)
Total member's equity	1,329.6	30.0	556.5	(586.5)	1,329.6
Total liabilities and member's equity	$8,226.8	$30.8	$1,195.9	$(916.7)	$8,536.8

Condensed Consolidating Balance Sheets (Unaudited)

June 30, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$91.3	$3.0	$75.8	$—	$170.1
Trade receivables, net of allowance	75.5	2.1	70.8	—	148.4
Prepaid expenses	33.7	0.3	34.8	—	68.8
Other assets	(2.0)	—	11.3	—	9.3
Total current assets	198.5	5.4	192.7	—	396.6
Property and equipment, net	3,375.7	—	703.8	—	4,079.5
Intangible assets, net	775.5	12.9	146.5	—	934.9
Goodwill	1,025.5	14.6	174.4	—	1,214.5
Other assets	65.0	—	29.5	—	94.5
Related party receivable	346.7	—	—	(346.7)	—
Investment in subsidiary	550.9	—	—	(550.9)	—
Total assets	$6,337.8	$32.9	$1,246.9	$(897.6)	$6,720.0
Liabilities and member's equity
Current liabilities
Accounts payable	$70.3	—	26.7	—	97.0
Accrued liabilities	116.0	0.7	110.2	—	226.9
Accrued interest	28.6	—	—	—	28.6
Capital lease obligations, current	4.2	—	1.6	—	5.8
Deferred revenue, current	89.1	0.2	40.1	—	129.4
Total current liabilities	308.2	0.9	178.6	—	487.7
Long-term debt, non-current	4,085.3	—	—	—	4,085.3
Related party debt, long-term	—	—	346.7	(346.7)	—
Capital lease obligation, non-current	32.0	—	12.9	—	44.9
Deferred revenue, non-current	681.1	—	112.2	—	793.3
Deferred income taxes, net	3.3	—	44.7	—	48.0
Other long-term liabilities	24.1	—	32.9	—	57.0
Total liabilities	5,134.0	0.9	728.0	(346.7)	5,516.2

Member's equity
Member's interest	1,786.2	22.3	543.2	(579.1)	1,772.6
Accumulated other comprehensive loss	—	—	4.5	—	4.5
Accumulated deficit	(582.4)	9.7	(28.8)	28.2	(573.3)
Total member's equity	1,203.8	32.0	518.9	(550.9)	1,203.8
Total liabilities and member's equity	$6,337.8	$32.9	$1,246.9	$(897.6)	$6,720.0

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$394.5	$5.4	$150.3	$—	$550.2
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	121.7	3.9	69.4	—	195.0
Selling, general and administrative expenses (including stock-based compensation)	73.9	0.3	34.6	—	108.8
Depreciation and amortization	126.8	0.5	28.4	—	155.7
Total operating costs and expenses	322.4	4.7	132.4	—	459.5
Operating income	72.1	0.7	17.9	—	90.7
Other expenses
Interest expense	(57.4)	—	(5.6)	—	(63.0)
Loss on extinguishment of debt	(4.5)	—	—	—	(4.5)
Foreign currency loss on intercompany loans	1.6	—	2.3	—	3.9
Other income	0.4	—	0.1	—	0.5
Equity in net earnings of subsidiaries	15.5	—	—	(15.5)	—
Total other expense, net	(44.4)	—	(3.2)	(15.5)	(63.1)
Income from operations before income taxes	27.7	0.7	14.7	(15.5)	27.6
Provision for income taxes	0.7	—	(0.1)	—	0.6
Net income	$27.0	0.7	14.8	(15.5)	$27.0

Condensed Consolidating Statements of Operations

For the nine months ended March 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,087.9	$14.0	$459.9	$—	$1,561.8
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	320.4	10.0	218.3	—	548.7
Selling, general and administrative expenses (including stock-based compensation)	207.5	1.0	110.6	—	319.1
Depreciation and amortization	352.2	1.4	72.0	—	425.6
Total operating costs and expenses	880.1	12.4	400.9	—	1,293.4
Operating income	207.8	1.6	59.0	—	268.4
Other expenses
Interest expense	(153.4)	—	(16.6)	—	(170.0)
Loss on extinguishment of debt	(4.5)	—	—	—	(4.5)
Foreign currency loss on intercompany loans	(5.6)	—	(19.1)		(24.7)
Other income	0.4	—	0.3	—	0.7
Equity in net earnings of subsidiaries	27.0	—	—	(27.0)	—
Total other expense, net	(136.1)	—	(35.4)	(27.0)	(198.5)
Income from operations before income taxes	71.7	1.6	23.6	(27.0)	69.9
Provision/(benefit) for income taxes	9.2	—	(1.8)	—	7.4
Net income	$62.5	$1.6	$25.4	$(27.0)	$62.5

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$331.6	$4.6	$141.8	$—	$478.0
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	105.0	3.1	62.7	—	170.8
Selling, general and administrative expenses (including stock-based compensation)	57.6	0.3	54.6	—	112.5
Depreciation and amortization	110.1	0.5	26.6	—	137.2
Total operating costs and expenses	272.7	3.9	143.9	—	420.5
Operating income	58.9	0.7	(2.1)	—	57.5
Other expenses
Interest expense	(52.2)	—	(5.5)	—	(57.7)
Foreign currency loss on intercompany loans	(11.0)	—	(0.1)	—	(11.1)
Other expense	(0.2)	—	—	—	(0.2)
Equity in net earnings of subsidiaries	(0.4)	—	—	0.4	—
Total other expense, net	(63.8)	—	(5.6)	0.4	(69.0)
(Loss)/Income from operations before income taxes	(4.9)	0.7	(7.7)	0.4	(11.5)
Provision for income taxes	8.0	—	(0.2)	—	7.8
Net (loss)/income	$(12.9)	$0.7	$(7.5)	$0.4	$(19.3)

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended March 31, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$979.0	$13.8	$221.6	$—	$1,214.4
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	297.7	9.9	88.4	—	396.0
Selling, general and administrative expenses (including stock-based compensation)	205.2	0.8	76.1	—	282.1
Depreciation and amortization	319.4	1.4	47.2	—	368.0
Total operating costs and expenses	822.3	12.1	211.7	—	1,046.1
Operating income	156.7	1.7	9.9	—	168.3
Other expenses
Interest expense	(146.7)	—	(16.0)	—	(162.7)
Foreign currency loss on intercompany loans	(28.4)	—	(0.5)	—	(28.9)
Other expense	—	—	(0.4)	—	(0.4)
Equity in net earnings of subsidiaries	0.5	—	—	(0.5)	—
Total other expense, net	(174.6)	—	(16.9)	(0.5)	(192.0)
(Loss)/income from operations before income taxes	(17.9)	1.7	(7.0)	(0.5)	(23.7)
Provision for income taxes	20.0	—	1.6	—	21.6
Net (loss)/income	$(37.9)	$1.7	$(8.6)	$(0.5)	$(45.3)

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$575.9	$2.8	$86.2	$664.9

Cash flows from investing activities:
Purchases of property and equipment	(573.7)	—	(56.5)	(630.2)
Acquisitions, net of cash acquired	(1,428.3)	—	1.5	(1,426.8)
Other	1.5	—	—	1.5
Net cash used in investing activities	(2,000.5)	—	(55.0)	(2,055.5)
Cash flows from financing activities:
Proceeds from debt	3,293.8	—	—	3,293.8
Principal payments on long-term debt	(1,837.4)	—	—	(1,837.4)
Principal repayments on capital lease obligations	(3.8)	—	(1.0)	(4.8)
Payment of debt issuance costs	(29.0)	—	—	(29.0)
Contributions to parent	10.8	—	(10.8)	—
Receipt from/(payment of) principal balance of intercompany loans	3.6	(3.6)	—	—
Net cash provided by/(used in) financing activities	1,438.0	(3.6)	(11.8)	1,422.6
Net cash flows	13.4	(0.8)	19.4	32.0
Effect of changes in foreign exchange rates on cash	(0.1)	—	(4.3)	(4.4)
Net (decrease)/increase in cash and cash equivalents	13.3	(0.8)	15.1	27.6
Cash and cash equivalents, beginning of period	91.3	3.0	75.8	170.1
Cash and cash equivalents, end of period	$104.6	$2.2	$90.9	$197.7

Condensed Consolidating Statements of Cash Flows

Nine months ended March 31, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$464.2	$1.5	$72.2	$537.9

Cash flows from investing activities:
Purchases of property and equipment	(475.2)	—	(41.5)	(516.7)
Acquisitions, net of cash acquired	(323.7)	—	(93.3)	(417.0)
Net cash used in investing activities	(798.9)	—	(134.8)	(933.7)
Cash flows from financing activities:
Proceeds from debt	395.2	—	—	395.2
Principal payments on long-term debt	(13.4)	—	—	(13.4)
Principal payments on capital lease obligations	(3.0)	—	(0.3)	(3.3)
Payment of debt issuance costs	(2.9)	—	—	(2.9)
Contributions to parent	(95.8)	—	14.7	(81.1)
Loan to parent	(99.1)	—	99.1	—
Excess tax benefit from stock-based compensation	9.0	(1.1)	—	7.9
Net cash provided by financing activities	190.0	(1.1)	113.5	302.4
Net cash flows	(144.7)	0.4	50.9	(93.4)
Effect of changes in foreign exchange rates on cash	—	—	0.1	0.1
Net decrease in cash and cash equivalents	(144.7)	0.4	51.0	(93.3)
Cash and cash equivalents, beginning of period	275.9	3.1	29.0	308.0
Cash and cash equivalents, end of period	$131.2	$3.5	$80.0	$214.7

(14) SUBSEQUENT EVENTS

On April 10, 2017, the Company closed a private offering of $550.0 million aggregate principal amount of 5.750% senior notes due 2027 (the “Incremental 2027 Notes”) through an add-on to the Company’s 2027 Unsecured Notes issuance priced at 104.0%.  The net proceeds from the Incremental 2027 Notes were used to repay certain outstanding balances on the Company’s Term Loan Facility that mature on January 19, 2024.

On May 1, 2017, the Company completed the $12 million cash acquisition of KIO Networks’ San Diego data centers.  The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and 2 MW of critical, IT power, with additional power available.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K (our “Annual Report”) filed with the SEC on August 26, 2016 and in our Quarterly Report on Form 10-Q filed with the SEC on February 9, 2017 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

Reportable Segments and our Strategic Product Groups

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. With the continued increase in our scope and scale, effective January 1, 2017, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of revising our reportable segments and re-aligning our  existing Strategic Product Groups (“SPGs”) within these segments. As of March 31, 2017, we have six reportable segments as described below:

Fiber Solutions. Through the Fiber Solutions segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, dedicated lit networks and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Fiber Solutions segment tend to range from three to twenty years.

Transport. The Transport segment provides lit bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks. The segment uses optronics to light the fiber, and our customers pay for service based on the amount and type of bandwidth they purchase. The services within this segment include wavelengths, wholesale IP services and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides communication solutions to medium and large enterprises. The Company’s services within this segment include Internet, Managed Wide Area Network (“WAN”), Ethernet, managed security and cloud based compute and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.

Zayo Colocation (zColo). The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. The Company’s services within this segment include the provision of colocation space, power and interconnection services in North America and Western Europe.  Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream. The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data services using a variety of technologies for businesses.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Allstream also offers a range of data services that help small and medium customers implement the right data and networking solutions for their business. Those scalable data services make use of technologies including Ethernet services, IP/MPLS VPN Solutions, and wavelength services.  Allstream provides services to approximately 70,000 customers in the Small and Medium Business market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration services and unified communications.

Other. Our Other segment is primarily comprised of Zayo Professional Services (“ZPS”). Through our professional services ZPS Strategic Product Group, we provide network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 40 acquisitions through March 31, 2017.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Electric Lightwave Parent, Inc.

On March 1, 2017, we acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.7 million, net of cash acquired, subject to certain post-closing adjustments.  The acquisition was funded through debt and cash on hand.

The acquisition added 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber across Denver, Minneapolis, Phoenix, Portland, Seattle, Sacramento, San Francisco, San Jose, Salt Lake City, Spokane and Boise, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

The results of the acquired Electric Lightwave business are included in our operating results beginning March 1, 2017.

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of March 31, 2017, the remaining consideration to be paid was $10.2 million.

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

Substantial Indebtedness

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, we and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the then outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility required us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the nine months ended March 31, 2017 or 2016).

Under the amended and restated Credit Agreement, the Revolver matured at the earliest of (i) April 17, 2020, (ii) six months prior to the earliest maturity date of the Term Loan Facility and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on our current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon our leverage ratio.

On January 15, 2016, we and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the portion of the Term Loan Facility due 2021 was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Allstream Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Allstream Term Loan Proceeds were used to fund the Allstream acquisition and for general corporate purposes.

On July 22, 2016, we and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Repricing Amendment, the Incremental Term Loan was repriced to bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

On January 19, 2017, we and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, we and Zayo Capital added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment the full $2,500.0 million Term Loan Facility including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was issued at a price of 99.75%. Per the terms of the Incremental Amendment, the Revolver matures on April 17, 2020. No other material terms of the Credit Agreement were amended.

In connection with the Incremental Amendment, we recognized an expense of $4.5 million during three and nine months ended March 31, 2017 associated with debt extinguishment costs. We completed an assessment at an individual creditor level in order to determine if the Incremental Amendment resulted in an extinguishment or modification of the Term Loan Facility and the subsequent amendments thereto (the “Previous Term Loan Indebtedness”).  Based on this analysis, a portion of the Previous Term Loan Indebtedness was deemed to have been extinguished as a result of the Incremental Amendment.  The $4.5 million loss on extinguishment of debt represents a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Previous Term Loan Indebtedness which was deemed to have been extinguished.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.4% and 3.9% at March 31, 2017 and June 30, 2016, respectively. Interest rates on the Revolver as of March 31, 2017 and June 30, 2016 were approximately 3.7% and 3.4%, respectively.

As of March 31, 2017, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.8 million as of March 31, 2017, leaving $442.2 million available under the Revolver.

Senior Unsecured Notes

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”) and were priced at 97.1%. The issue discount of $15.9 million of the Incremental 2025 Notes is being accreted to interest expense over the term of the Incremental 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand (i) were used to redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”), including the required $20.3 million make-whole premium and accrued interest, and (ii) were used to repay $196.0 million of borrowings under its then outstanding secured Term Loan Facility. We recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment during the fourth quarter of Fiscal 2016. Following the offering of the Incremental 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due in 2027 (the “2027 Unsecured Notes”).  The net proceeds of the 2027 Unsecured Notes along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition, which closed on March 1, 2017.

Capital Expenditures

During the nine months ended March 31, 2017 and 2016, we invested $630.2 million and $516.7 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

	For the three months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$179.6	$169.4	$10.2	6%
Transport	110.5	102.6	7.9	8%
Enterprise Networks	121.7	105.3	16.4	16%
zColo	53.6	47.9	5.7	12%
Allstream	79.3	48.0	31.3	65%
Other	5.5	4.8	0.7	15%
Consolidated	$550.2	$478.0	$72.2	15%

Our total revenue increased by $72.2 million, or 15%, to $550.2 million for the three months ended March 31, 2017 from $478.0 million for the three months ended March 31, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue declined by 0.7%. Our pro-forma revenue decline was primarily driven by declining revenue from the voice businesses acquired in our Fiscal 2016 and 2017 acquisitions. Offsetting this pro-forma decline was organic growth resulting from installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Changes in exchange rates also partially offset the pro-forma revenue decline. The average exchange rate between the USD and the GBP strengthened by 13.6%, the average exchange rate between the USD and Euro strengthened by 3.4% and the average exchange rate between the USD and CAD weakened by 3.7% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.   Normalizing our estimated pro-forma revenue decline to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have decreased between the three months ended March 31, 2017 and March 31, 2016 by an additional $2.4 million for a total period-over-period pro-forma revenue decline of 1.1%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended March 31, 2017 and 2016 decreased period-over-period to $6.9 million from $7.0 million, excluding Allstream. The total contract value associated with bookings for the three months ended March 31, 2017 was approximately $320.2 million, excluding Allstream.

•	During the three months ended March 31, 2017 and 2016, we recognized net installs of $1.5 million and $2.1 million, respectively, excluding Allstream.
•	Monthly churn percentage increased to 1.2% for the three months ended March 31, 2017 from 1.0% for the three months ended March 31, 2016, excluding Allstream.

Fiber Solutions.  Revenue from our Fiber Solutions segment increased by $10.2 million, or 6%, to $179.6 million for the three months ended March 31, 2017 from $169.4 million for the three months ended March 31, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions and organic growth. We have not recast historical operating metric data at the new reporting segment level.

Transport.   Revenue from our Transport segment increased by $7.9 million, or 8%, to $110.5 million for the three months ended March 31, 2017 from $102.6 million for the three months ended March 31, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions and organic growth. We have not recast historical operating metric data at the new reporting segment level.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $16.4 million, or 16%, to $121.7 million for the three months ended March 31, 2017 from $105.3 million for the three months ended March 31, 2016.  The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions and organic growth. We have not recast historical operating metric data at the new reporting segment level.

zColo.   Revenue from our zColo segment increased by $5.7 million, or 12%, to $53.6 million for the three months ended March 31, 2017 from $47.9 million for the three months ended March 31, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions and organic growth. We have not recast historical operating metric data at the new reporting segment level.

Allstream.   Revenue from our Allstream segment increased by $31.3 million, or 65%, to $79.3 million for the three months ended March 31, 2017 from $48.0 million for the three months ended March 31, 2016. The increase was a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $0.7 million, or 15%, to $5.5 million for the three months ended March 31, 2017 from $4.8 million for the three months ended March 31, 2016. The Other segment represented less than 1% of our total revenue during the three months ended March 31, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended March 31,
	2017		2016
	(in millions)
Monthly recurring revenue	$491.7	89%	$427.1	89%
Amortization of deferred revenue	29.9	6%	24.7	5%
Usage revenue	18.3	3%	14.2	3%
Other revenue	10.3	2%	12.0	3%
Total Revenue	$550.2	100%	$478.0	100%

Operating Costs and Expenses

	For the three months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$143.0	$119.0	$24.0	20%
Transport	95.7	93.4	2.3	2%
Enterprise Networks	101.6	102.1	(0.5)	*
zColo	48.1	48.2	(0.1)	*
Allstream	66.5	53.6	12.9	24%
Other	4.6	4.2	0.4	10%
Consolidated	$459.5	$420.5	$39.0	9%

* not meaningful

Our operating costs increased by $39.0 million, or 9%, to $459.5 million for the three months ended March 31, 2017 from $420.5 million for the three months ended March 31, 2016. The increase in consolidated operating costs was primarily due to our Fiscal 2016 and 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs increased by $24.0 million, or 20%, to $143.0 million for the three months ended March 31, 2017 from $119.0 million for the three months ended March 31, 2016. The increase in operating costs and expenses was primarily a result of a $22.5 million increase in depreciation and amortization, partially offset by a $3.2 million decrease in stock-based compensation.

Transport.    Transport operating costs increased by $2.3 million, or 2%, to $95.7 million for the three months ended March 31, 2017 from $93.4 million for the three months ended March 31, 2016. The increase in operating costs and expenses was primarily a result of a $0.4 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, partially offset by a $2.0 million decrease in stock-based compensation.

Enterprise Networks.    Enterprise Networks operating costs decreased by $0.5 million to $101.6 million for the three months ended March 31, 2017 from $102.1 million for the three months ended March 31, 2016. The decrease in operating costs and expenses was primarily a result of a $3.5 million decrease in depreciation and amortization, partially offset by increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network.

zColo.    zColo operating costs decreased by $0.1 million to $48.1 million for the three months ended March 31, 2017 from $48.2 million for the three months ended March 31, 2016. The decrease in operating costs and expenses was primarily a result of a $1.0 million decrease in depreciation and amortization expense and $0.5 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network.

Allstream.    Allstream operating costs increased by $12.9 million, or 24%, to $66.5  million for the three months ended March 31, 2017 from $53.6 million for the three months ended March 31, 2016. The increase in operating costs and expenses was primarily a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.    Other operating costs increased to $4.6 million for the three months ended March 31, 2017, as compared to $4.2 million for the three months ended March 31, 2016. The increase was directly attributed to an increase in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$102.3	$88.2	$14.1	16%
Compensation and benefits expenses	67.4	67.5	(0.1)	*
Network operations expense	62.7	54.2	8.5	16%
Other expenses	36.5	25.7	10.8	42%
Transaction costs	8.4	14.2	(5.8)	(41)%
Stock-based compensation	26.5	33.5	(7.0)	(21)%
Depreciation and amortization	155.7	137.2	18.5	13%
Total operating costs and expenses	$459.5	$420.5	$39.0	9%

* not meaningful

Netex.    Our Netex increased by $14.1 million, or 16%, to $102.3 million for the three months ended March 31, 2017 from $88.2 million for the three months ended March 31, 2016. The increase in Netex was primarily due to our Fiscal 2016 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses decreased by $0.1 million to $67.4 million for the three months ended March 31, 2017 from $67.5 million for the three months ended March 31, 2016.

The decrease in compensation and benefits expenses was primarily due to a $3.1 million decrease in benefits and a $3.1 million increase in capitalized labor, partially offset by the increase in headcount from 3,379 for the three months ended March 31, 2016 to 3,899 for the three months ended March 31, 2017 to support our growing business, including employees retained from businesses acquired during Fiscal 2016 and 2017.

Network Operations Expenses.    Network operations expenses increased by $8.5 million, or 16%, to $62.7 million for the three months ended March 31, 2017 from $54.2 million for the three months ended March 31, 2016. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 9% to 121,923 miles at March 31, 2017 from 111,693 miles at March 31, 2016.

Other Expenses.    Other expenses increased by $10.8 million, or 42%, to $36.5 million for the three months ended March 31, 2017 from $25.7 million for the three months ended March 31, 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 and 2017 acquisitions.

Transaction Costs. Transaction costs decreased by $5.8 million, or 41%, to $8.4 million for the three months ended March 31, 2017 from $14.2 million for the three months ended March 31, 2016.  The decrease was associated with greater transaction costs incurred in Fiscal 2016 associated with our acquisitions of Allstream, Viatel and Dallas Data Center.

Stock-Based Compensation.    Stock-based compensation expense decreased by $7.0 million, or 21%, to $26.5 million for the three months ended March 31, 2017 from $33.5 million for the three months ended March 31, 2016.  The decrease in stock-based compensation expense was primarily driven by certain tranches of our pre-IPO common unit grants becoming fully vested in the quarter ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased by $18.5 million, or 13%, to $155.7 million for the three months ended March 31, 2017 from $137.2 million for the three months ended March 31, 2016.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2016 and 2017 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2017 and 2016, respectively.

	For the three months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(63.0)	$(57.7)	$(5.3)	(9)%
Loss on extinguishment of debt	(4.5)	—	(4.5)	*
Foreign currency gain/(loss) on intercompany loans	3.9	(11.1)	15.0	*
Other income/(expense), net	0.5	(0.2)	0.7	*
Total other expenses, net	$(63.1)	$(69.0)	$5.9	9%

* not meaningful

Interest expense.   Interest expense increased by $5.3 million, or 9%, to $63.0 million for the three months ended March 31, 2017 from $57.7 million for the three months ended March 31, 2016. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisition of Electric Lightwave. Partially offsetting the increase in interest expense was a benefit resulting from the downward repricing of the interest rates on our previous indebtedness.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $3.9 million for the three months ended March 31, 2017,  compared to a loss of $11.1 million for the three months ended March 31, 2016.  We have intercompany loans between our United States (“US”) and United Kingdom (“UK”) legal entities which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our US entities, strengthening of the USD over the GBP results in a foreign currency loss on intercompany loans and the weakening of the USD over the GBP results in a gain on intercompany loans. This non-cash gain was driven by the strengthening of the GBP against the USD period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes decreased over the prior year by $7.2 million, to $0.6 million for the three months ended March 31, 2017 from $7.8 million for the three months ended March 31, 2016. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.  Our pre- and post- IPO stock based compensation plans have a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate.  During the three months ended March 31, 2017, we recorded an excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense associated with our post-IPO restricted stock unit (“RSU”) compensation plan which is a contributing driver of our effective tax rate being lower than the expected tax provision at the statutory rate.

As a result of our pre-IPO stock-based compensation related to the common units of Communications Infrastructure Investments, LLC (“CII”) and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate during the three months ended March 31, 2016. During the three months ended December 31, 2016, the CII common units became fully vested and as such we did not record any non-deductible stock based compensation during the three months ended March 31, 2017.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended March 31,
	2017	2016
	(in millions)
Expected provision for income taxes at the statutory rate	$9.6	$(3.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	—	5.2
Excess tax benefit on stock-based compensation	(13.1)	—
State income taxes benefit, net of federal benefit	0.6	(0.2)
Transactions costs not deductible for tax purposes	1.5	0.6
Foreign tax rate differential	(1.8)	0.5
Foreign entities with valuation allowance	(2.0)	—
Other, net	5.8	5.6
Provision for income taxes	$0.6	$7.8

Nine Months Ended March 31, 2017 Compared to the Nine Months Ended  March 31, 2016

	For the nine months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$531.2	$476.6	$54.6	11%
Transport	323.0	284.4	38.6	14%
Enterprise Networks	350.8	244.4	106.4	44%
zColo	157.3	145.0	12.3	8%
Allstream	185.4	48.0	137.4	*
Other	14.1	16.0	(1.9)	(12)%
Consolidated	$1,561.8	$1,214.4	$347.4	29%

* not meaningful

Our total revenue increased by $347.4 million, or 29%, to $1,561.8 million for the nine months ended March 31, 2017, from $1,214.4 million for the nine months ended March 31, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 0.1%. Our pro-forma organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals, partially offset by declining revenue from the voice businesses acquired in our Fiscal 2016 and 2017 acquisitions and the impact of the strengthening of the USD.  The average exchange rate between the USD and the GBP strengthened by 16.7%, the average exchange rate between the USD and Euro strengthened by 1.5%, and the average exchange rate between the USD and CAD weakened by 1.3% during the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016.   Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have increased between the nine months ended March 31, 2017 and March 31, 2016 by an additional $4.1 million for a total period-over-period pro-forma revenue growth of 0.3%.

•

MRR and MAR associated with new bookings during the nine months ended March 31, 2017 and 2016 decreased period-over-period to $19.4 million from $20.1 million, excluding Allstream. The total contract value associated with bookings, for the nine months ended March 31, 2017 was approximately $1,166.1 million, excluding Allstream.

•	During the nine months ended March 31, 2017, we recognized net installs of $5.7 million as compared to $6.6 million during the nine months ended March 31, 2016, excluding Allstream.
•	Monthly churn percentage increased between the two periods to 1.2% from 1.1%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $54.6 million, or 11%, to $531.2 million for the nine months ended March 31, 2017 from $476.6 million for the nine months ended March 31, 2016.

Transport.  Revenue from our Transport segment  increased by $38.6 million, or 14%, to $323.0 million for the nine months ended March 31, 2017 from $284.4 million for the nine months ended March 31, 2016. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks  segment increased by $106.4 million, or 44%, to $350.8 million for the nine months ended March 31, 2017 from $244.4 million for the nine months ended March 31,2016. The increase was a result of both organic and acquisition related growth.

zColo.  Revenue from our zColo segment increased by $12.3 million, or 8%, to $157.3 million for the nine months ended March 31, 2017 from $145.0 million for the nine months ended March 31,2016. The increase was a result of both organic and acquisition related growth.

Allstream.  Revenue from our Allstream segment increased by $137.4 million to $185.4 million for the nine months ended March 31, 2017 from $48.0 million for the nine months ended March 31, 2016. The increase was a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment decreased by $1.9 million, or 12%, to $14.1 million for the nine months ended March 31, 2017 from $16.0 million for the nine months ended March 31, 2016. The drop in revenue from the Other segment was primarily driven by fewer equipment sales. The Other segment represented less than 1% of our total revenue during the nine months ended March 31, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the nine months ended March 31,
	2017		2016
	(in millions)
Monthly recurring revenue	$1,395.1	89%	$1,095.8	90%
Amortization of deferred revenue	85.5	6%	66.6	6%
Usage revenue	52.6	3%	27.1	2%
Other revenue	28.6	2%	24.9	2%
Total Revenue	$1,561.8	100%	$1,214.4	100%

Operating Costs and Expenses

	For the nine months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$419.0	$350.5	$68.5	20%
Transport	275.0	257.9	17.1	7%
Enterprise Networks	295.8	225.7	70.1	31%
zColo	142.8	144.6	(1.8)	(1)%
Allstream	148.4	53.6	94.8	*
Other	12.4	13.8	(1.4)	*
Consolidated	$1,293.4	$1,046.1	$247.3	24%

* not meaningful

Our operating costs increased by $247.3 million, or 24%, to $1,293.4 million for the nine months ended March 31, 2017 from $1,046.1 million for the nine months ended March 31, 2016. The increase in consolidated operating costs was primarily due to our Fiscal 2016 and 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.   Fiber Solutions operating costs increased by $68.5 million, or 20%, to $419.0 million for the nine months ended March 31, 2017 from $350.5 million for the nine months ended March 31, 2016.  The increase in operating costs and expenses was primarily a result of a $78.6 million increase in depreciation and amortization, partially offset by a $13.0 million decrease in stock-based compensation  and other increases from our Fiscal 2016 and 2017 acquisitions.

Transport.    Transport operating costs increased by $17.1 million, or 7%, to $275.0 million for the nine months ended March 31, 2017 from $257.9 million for the nine months ended March 31, 2016.  The increase in operating costs and expenses was primarily a result of Fiscal 2016 and 2017 acquisitions and organic growth of our network.

Enterprise Networks.    Enterprise Networks operating costs increased by $70.1 million, or 31%, to $295.8 million for the nine months ended March 31, 2017 from $225.7 million for the nine months ended March 31, 2016.  The increase in operating costs and expenses was primarily a result of Fiscal 2016 and 2017 acquisitions and organic growth of our network.

zColo.    zColo operating costs decreased by $1.8 million, or 1%, to $142.8 million for the nine months ended March 31, 2017 from $144.6 million for the nine months ended March 31, 2016. The decrease in operating costs and expenses was primarily a result of a $2.3 million decrease in depreciation and amortization.

Allstream.    Allstream operating costs increased by $94.8 million to $148.4 million for the nine months ended March 31, 2017 from $53.6 million for the nine months ended March 31, 2016. The increase in operating costs and expenses was primarily a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.    Other operating costs decreased by $1.4 million to $12.4 million for the nine months ended March 31, 2017 from $13.8 million for the nine months ended March 31, 2016.  The decrease was directly attributed to a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the nine months ended March 31, 2017 and 2016.

	For the nine months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$289.0	$187.8	$101.2	54%
Compensation and benefits expenses	192.2	148.6	43.6	29%
Network operations expense	176.0	135.2	40.8	30%
Other expenses	100.0	66.5	33.5	50%
Transaction costs	17.6	17.5	0.1	1%
Stock-based compensation	93.0	122.5	(29.5)	(24)%
Depreciation and amortization	425.6	368.0	57.6	16%
Total operating costs and expenses	$1,293.4	$1,046.1	$247.3	24%

Netex.    Our Netex increased by $101.2 million, or 54%, to $289.0 million for the nine months ended March 31, 2017 from $187.8 million for the nine months ended March 31, 2016. The increase in Netex was primarily due to our Fiscal 2016 and 2017 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $43.6 million, or 29%, to $192.2 million for the nine months ended March 31, 2017 from $148.6 million for the nine months ended March 31, 2016 and 2017.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2017 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2016.

Network Operations Expenses.    Network operations expenses increased by $40.8 million, or 30%, to $176.0 million for the nine months ended March 31, 2017 from $135.2 million for the nine months ended March 31, 2016. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 9% to 121,923 miles at March  31, 2017 from 111,693 miles at March 31, 2016.

Other Expenses.    Other expenses increased by $33.5 million, or 50%, to $100.0 million for the nine months ended March 31, 2017, from $66.5 million for the nine months ended March 31, 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 and 2017 acquisitions.

Transaction Costs.    Transaction costs increased by $0.1 million, or 1%, to $17.6 million for the nine months ended March 31, 2017 from $17.5 million for the nine months ended March 31, 2016. The transaction costs recorded during the periods relate to direct costs associated with completing our Fiscal 2016 and 2017 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $29.5 million, or 24%, to $93.0 million for the nine months ended March 31, 2017 from $122.5 million for the nine months ended March 31, 2016.  The decrease in stock-based compensation expense was primarily driven by certain tranches of our pre-IPO common unit grants becoming fully vested during the quarter ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased by $57.6 million, or 16%, to $425.6 million for the nine months ended March 31, 2017 from $368.0 million for the nine months ended March 31, 2016.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2016 and 2017 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2017 and 2016, respectively.

	For the nine months ended March 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(170.0)	$(162.7)	$(7.3)	(4)%
Loss on extinguishment of debt	(4.5)	—	(4.5)	*
Foreign currency loss on intercompany loans	(24.7)	(28.9)	4.2	15%
Other income/(expense), net	0.7	(0.4)	1.1	*
Total other expenses, net	$(198.5)	$(192.0)	$(6.5)	(3)%

* not meaningful

Interest expense.   Interest expense increased by $7.3 million, or 4%, to $170.0 million for the nine months ended March 31, 2017 from $162.7  million for the nine months ended March 31, 2016. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions of Allstream and Electric Lightwave. Partially offsetting the increase in interest expense was a benefit resulting from the downward repricing of the interest rates on our previous indebtedness.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans decreased $4.2 million, or 15%, to $24.7 million for the nine months ended March 31, 2017, from $28.9 million for the nine months ended March 31, 2016.  This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Our provision for income taxes decreased over the prior year by $14.2 million, to $7.4 million for the nine months ended March 31, 2017 from $21.6 million for the nine months ended March 31, 2016. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.  Our pre- and post- IPO stock based compensation plans have a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate.  During the nine months ended March 31, 2017, we recorded an excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense associated with our post-IPO restricted stock unit (“RSU”) compensation plan, which is a contributing driver of our effective tax rate being lower than the expected tax provision at the statutory rate.

As a result of our pre-IPO stock-based compensation related to the CII common units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate during the nine months ended March 31, 2016.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the nine months ended March 31,
	2017	2016
	(in millions)
Expected expense/(benefit) at the statutory rate	$24.4	$(8.2)
Increase/(decrease) due to:
Non-deductible stock-based compensation	4.0	22.6
Excess tax benefit on stock-based compensation	(16.7)	—
State income taxes benefit, net of federal benefit	2.1	(0.7)
Transactions costs not deductible for tax purposes	1.8	1.1
Change in tax rates	(1.7)	—
Foreign tax rate differential	(2.1)	0.8
Foreign entities with valuation allowance	(8.7)	—
Other, net	4.3	6.0
Provision for income taxes	$7.4	$21.6

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) from operations are as follows:

	For the three months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$137.6	$45.7	$46.6	$28.7	$22.0	$1.4	$—	$282.0
Interest expense	(34.8)	(7.7)	(9.3)	(8.2)	(3.3)	—	0.3	(63.0)
Provision for income taxes	—	—	—	—	—	—	(0.6)	(0.6)
Depreciation and amortization expense	(88.7)	(24.0)	(17.3)	(18.8)	(6.6)	(0.3)	—	(155.7)
Transaction costs	(1.8)	(1.4)	(2.2)	(1.0)	(1.9)	(0.1)	—	(8.4)
Stock-based compensation	(10.1)	(5.4)	(6.8)	(3.6)	(0.5)	(0.1)	—	(26.5)
Loss on extinguishment of debt	—	—	—	—	—	(4.5)	—	(4.5)
Foreign currency gain/(loss) on intercompany loans	—	—	—	—	—	0.1	3.8	3.9
Non-cash loss on investments	(0.2)	—	—	—	—	—	—	(0.2)
Net income/(loss)	$2.0	$7.2	$11.0	$(2.9)	$9.7	$(3.5)	$3.5	$27.0

	For the nine months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$416.8	$134.9	$126.9	$82.6	$41.3	$3.5	$—	$806.0
Interest expense	(96.4)	(21.7)	(26.2)	(22.7)	(3.3)	—	0.3	(170.0)
Provision for income taxes	—	—	—	—	—	—	(7.4)	(7.4)
Depreciation and amortization expense	(265.6)	(64.0)	(41.2)	(55.8)	2.2	(1.2)	—	(425.6)
Transaction costs	(2.9)	(2.8)	(6.5)	(1.4)	(3.9)	(0.1)	—	(17.6)
Stock-based compensation	(35.4)	(19.9)	(24.0)	(10.9)	(2.3)	(0.5)	—	(93.0)
Loss on extinguishment of debt	—	—	—	—	—	(4.5)	—	(4.5)
Foreign currency gain/(loss) on intercompany loans	—	—	(0.1)	—	—	0.1	(24.7)	(24.7)
Non-cash loss on investments	(0.5)	—	—	—	—	—	(0.2)	(0.7)
Net income/(loss)	$16.0	$26.5	$28.9	$(8.2)	$34.0	$(2.7)	$(32.0)	$62.5

	For the three months ended March 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$131.3	$42.5	$37.4	$24.2	$6.1	$1.3	$—	$242.8
Interest expense	(34.0)	(7.4)	(8.8)	(7.5)	—	—	—	(57.7)
Provision for income taxes	—	—	—	—	—	—	(7.8)	(7.8)
Depreciation and amortization expense	(66.2)	(23.6)	(20.8)	(19.8)	(6.3)	(0.5)	—	(137.2)
Transaction costs	(1.5)	(2.3)	(4.6)	(0.6)	(5.2)	—	—	(14.2)
Stock-based compensation	(13.3)	(7.4)	(8.6)	(4.1)	—	(0.1)	—	(33.5)
Foreign currency gain/(loss) on intercompany loans	—	—	0.2	—	—	—	(11.3)	(11.1)
Non-cash loss on investments	(0.6)	—	—	—	—	—	—	(0.6)
Net income/(loss)	$15.7	$1.8	$(5.2)	$(7.8)	$(5.4)	$0.7	$(19.1)	$(19.3)

	For the nine months ended March 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$364.2	$122.6	$105.8	$74.5	$6.1	$3.9	$—	$677.1
Interest expense	(96.2)	(20.6)	(25.1)	(20.8)	—	—	—	(162.7)
Provision for income taxes	—	—	—	—	—	—	(21.6)	(21.6)
Depreciation and amortization expense	(187.0)	(65.5)	(49.7)	(58.1)	(6.3)	(1.4)	—	(368.0)
Transaction costs	(2.6)	(3.4)	(5.5)	(0.8)	(5.2)	—	—	(17.5)
Stock-based compensation	(48.4)	(27.1)	(31.6)	(15.2)	—	(0.2)	—	(122.5)
Foreign currency gain/(loss) on intercompany loans	—	—	0.3	—	—	—	(29.2)	(28.9)
Non-cash loss on investments	(1.0)	—	—	(0.2)	—	—	—	(1.2)
Net income/(loss)	$29.0	$6.0	$(5.8)	$(20.6)	$(5.4)	$2.3	$(50.8)	$(45.3)

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

We have financial covenants under the indentures governing our 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”),the 2025 Unsecured Notes and the 2027 Unsecured Notes (collectively, the “Notes”) and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit our incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that we maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires us and our subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of us and our subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness. The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of March 31, 2017, we had $197.7 million in cash and cash equivalents and a working capital deficit of $95.8 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds.  Although we had a working capital deficit at March 31, 2017, a substantial portion of the deficit is a result of a current deferred revenue balance of $144.2 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2017 current deferred revenue balance. Additionally, as of March 31, 2017, we had $442.2 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $113.5 million, or 22%, to $630.2 million during the nine months ended March 31, 2017, as compared to $516.7 million for the nine months ended March 31, 2016. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the three months ended March 31, 2017 and 2016.

	Nine Months Ended March 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$664.9	$537.9
Net cash used in investing activities	$(2,055.5)	$(933.7)
Net cash provided by financing activities	$1,422.6	$302.4

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $127.0 million, or 24%, to $664.9 million during the nine months ended March 31, 2017 from $537.9 million during the nine months ended March 31, 2016. Net cash flows from operating activities during the nine months ended March 31, 2017 include our net income of $62.5 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $425.6 million, stock-based compensation expense of $93.0 million, foreign currency loss on intercompany loans of $24.7 million, and non-cash interest expense of $7.7 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $156.7 million, partially offset by amortization of deferred revenue of $85.5 million.  Cash flow during the period was decreased by the net change in working capital components of $20.7 million.

Net cash flows from operating activities during the nine months ended March 31, 2016 include the loss from operations of $45.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $368.0 million, stock-based compensation expense of $122.5 million, foreign currency loss on intercompany loans of $28.9 million, non-cash cash interest expense of $9.1 million and deferred income taxes of $14.3 million, partially offset by an excess tax benefit from stock-based compensation of $7.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $145.4 million, less amortization of deferred revenue of $66.6 million.  Cash flow during the period was decreased by the net change in working capital components of $34.8 million.

The increase in net cash flows from operating activities during the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 is primarily a result of additional earnings and synergies realized from our Fiscal 2016 and 2017 acquisitions, a reduction in cash paid for interest, net of capitalized interest of $35.8 million, and organic growth.

Cash Flows used in Investing Activities

We used cash in investing activities of $2,055.5 million and $933.7 million during the nine months ended March 31, 2017 and 2016, respectively. During the nine months ended March 31, 2017, our uses of cash for investing activities were primarily related to $630.2 million of additions to property and equipment and $1,424.5 million for our acquisition of Electric Lightwave.

During the nine months ended March 31, 2016, our principal uses of cash for investing activities were primarily $516.7 million in additions to property and equipment, $297.6 million related to our acquisition of Allstream and $102.7 million related to our Viatel acquisition.

Cash Flows used in Financing Activities

Our net cash provided by financing activities was $1,422.6 million and $302.4  million during the nine months ended March 31, 2017 and 2016, respectively.

Our cash flows provided by financing activities during the nine months ended March 31, 2017 were primarily comprised of $3,293.8 million in debt proceeds, partially offset by $1,837.4 million in principal payments on long-term debt,  $4.8 million in principal payments on capital lease obligations, and $29.0 million in payments of debt issuance costs.

During the nine months ended March 31, 2016, our cash flows provided by financing activities  were primarily comprised of $395.2 million in proceeds from debt and $7.9 million excess tax benefit from stock-based compensation, offset by $81.1 million in contributions to parent, $13.4 million in principal payments on long-term debt, $3.3 million in principal payments on capital lease obligations and $2.9 million in payment of debt issuance costs.

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

As of March 31, 2017, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $800.0 million of 2027 Unsecured Notes (collectively, the “Notes”), a balance of $2,500.0 million on our Term Loan Facility, and $84.3 million of capital lease obligations. As of March 31, 2017, we had $442.2 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $3,312.6 million as of March 31, 2017. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.750% respectively.

Both our Term Loan Facility and our Revolver accrue interest at floating rates subject to certain conditions. As of March 31, 2017, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.4% and 3.7%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by approximately 1.0% or $24.5 million, which is limited as a result of the applicable interest rate as of March 31, 2017 being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $1.8 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2017, our foreign activities accounted for approximately 27% and 29% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.5 million for the quarter ended March 31, 2017. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of past European expansion through acquisitions as well as our recently closed acquisitions of Viatel and Allstream our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule  13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of not completing the remediation of material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, our disclosure controls and procedures were not effective as of March 31, 2017.

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

Management’s Remediation Plan

Management is committed to remediating the control deficiencies and has been actively engaged in developing remediation plans to address the above control deficiencies.  Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. During the nine months ended March 31, 2017, the Company has, with oversight from the Audit Committee of the Board of Directors, taken the following actions to address the material weaknesses in internal controls over financial reporting:

•

Redesigned and implemented enhanced user and developer access controls and implemented business process improvements to restrict IT and financial users’ access privileges to IT applications commensurate with their assigned responsibilities.

•

Developed and continuously performed a more comprehensive monitoring process designed to actively monitor program changes and user access activities to ensure that program changes and user access were appropriate and that any deficiencies were investigated and remediated.

•

Designed and implemented an enhanced set of internal controls around revenue recognition collectability criterion. Specifically, management documented expectations, criteria for investigation, and the level of precision used in the performance of the review control, and how outliers were addressed.

•	Management conducted multiple training sessions regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.
•	Hired additional personnel and external resources to assist with remediation efforts and internal control execution, as well as providing additional training for existing personnel.

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

ITEM 1A.        RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016 and Item 1A of our quarterly report on Form 10-Q for the period ended December 31, 2016 set forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2017.

Other than the additional and/or amended risk factors noted in Item 1A of our quarterly report on From 10-Q for the period ended December 31, 2016, there have been no material changes in our risk factors from those disclosed in our Annual Report.

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

4.3**

Indenture, dated as of January 27, 2017, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 27, 2017, File No. No. 333-169979).

10.1**

Agreement and Plan of Merger dated as of November 29, 2016 by and among Zayo Group, LLC, ZELMS, Inc.Electric Lightwave Parent, Inc., and Fortis Advisors LLC, as the Equityholder Representative (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed with the SEC on March 7, 2017, File No. 001-36690).

10.2**

Incremental Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 19, 2017, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 25, 2017, File No. 333-169979).

10.3*	Employment Agreement, dated as of March 31, 2017, by and between Zayo Group, LLC and Andrew Crouch.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+Management contract and/or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group, LLC

Date: May 9, 2017	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 9, 2017	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer