Form 10-Q
period 2017-12-31
ZAYO GROUP LLC
filed 2018-02-08
CIK 1502756

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169979

Zayo Group, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2012549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1821 30th Street, Unit A,

Boulder, CO 80301

(Address of Principal Executive Offices)

(303) 381-4683

(Registrant’s Telephone Number, Including Area Code)

1805 29th Street, Suite 2050, Boulder, CO 80301

(Former name, former address and former fiscal year, if changed since last report)

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

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	December 31, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$280.1	$220.0
Trade receivables, net of allowance of $8.7 and $9.5 as of December 31, 2017 and June 30, 2017, respectively	233.8	191.6
Prepaid expenses	67.4	68.3
Other assets	23.3	34.1
Total current assets	604.6	514.0
Property and equipment, net	5,129.4	5,016.0
Intangible assets, net	1,302.8	1,188.6
Goodwill	1,712.9	1,840.2
Deferred income taxes, net	27.0	27.3
Other assets	146.4	141.7
Total assets	$8,923.1	$8,727.8
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$42.7	$72.4
Accrued liabilities	333.2	329.2
Accrued interest	73.0	63.5
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	8.4	8.0
Deferred revenue, current	152.0	146.0
Total current liabilities	614.3	624.1
Long-term debt, non-current	5,538.6	5,532.7
Capital lease obligation, non-current	89.8	93.6
Deferred revenue, non-current	989.9	989.7
Deferred income taxes, net	147.7	40.2
Other long-term liabilities	47.9	52.4
Total liabilities	7,428.2	7,332.7
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,926.2	1,879.0
Accumulated other comprehensive income	23.3	5.4
Accumulated deficit	(454.6)	(489.3)
Total member's equity	1,494.9	1,395.1
Total liabilities and member's equity	$8,923.1	$8,727.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Revenue	$653.5	$506.7	$1,297.0	$1,011.6
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	232.0	179.9	467.7	353.7
Selling, general and administrative expenses (including stock-based compensation—Note 8)	121.6	104.7	249.9	210.3
Depreciation and amortization	195.9	131.4	380.0	269.9
Total operating costs and expenses	549.5	416.0	1,097.6	833.9
Operating income	104.0	90.7	199.4	177.7
Other expenses
Interest expense	(73.1)	(53.7)	(146.7)	(107.0)
Loss on extinguishment of debt	—	—	(4.9)	—
Foreign currency gain/(loss) on intercompany loans	3.1	(17.4)	13.9	(28.6)
Other income, net	0.4	0.4	1.3	0.2
Total other expenses, net	(69.6)	(70.7)	(136.4)	(135.4)
Income from operations before income taxes	34.4	20.0	63.0	42.3
Provision for income taxes	22.9	0.2	28.3	6.8
Net income	$11.5	$19.8	$34.7	$35.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(in millions)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Net income	$11.5	$19.8	$34.7	$35.5
Foreign currency translation adjustments, net of tax	0.8	(24.1)	22.9	(26.2)
Defined benefit pension plan adjustments, net of tax	(5.0)	—	(5.0)	(1.2)
Comprehensive income/(loss)	$7.3	$(4.3)	$52.6	$8.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2017

(in millions)

	Member's Interest	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2017	$1,879.0	$5.4	$(489.3)	$1,395.1
Stock-based compensation	47.2	—	—	47.2
Foreign currency translation adjustment, net of tax	—	22.9	—	22.9
Defined benefit pension plan adjustments, net of tax	—	(5.0)	—	(5.0)
Net income	—	—	34.7	34.7
Balance at December 31, 2017	$1,926.2	$23.3	$(454.6)	$1,494.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six months ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$34.7	$35.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	380.0	269.9
Loss on extinguishment of debt	4.9	—
Non-cash interest expense	4.8	5.1
Stock-based compensation	51.3	66.5
Amortization of deferred revenue	(66.4)	(55.6)
Foreign currency (gain)/loss on intercompany loans	(13.9)	28.6
Deferred income taxes	19.7	(0.5)
Provision for bad debts	2.3	1.4
Non-cash loss on investments	0.3	0.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(41.5)	(16.5)
Accounts payable and accrued liabilities	29.2	(33.0)
Additions to deferred revenue	61.9	84.3
Other assets and liabilities	(10.8)	16.3
Net cash provided by operating activities	456.5	402.5
Cash flows from investing activities
Purchases of property and equipment	(386.8)	(421.9)
Cash paid for acquisitions, net of cash acquired	—	(1.3)
Other	(0.2)	1.5
Net cash used in investing activities	(387.0)	(421.7)
Cash flows from financing activities
Proceeds from debt	312.8	—
Principal payments on long-term debt	(313.2)	—
Principal payments on capital lease obligations	(4.0)	(2.0)
Payment of debt issue costs	(3.4)	(0.7)
Cash paid for Santa Clara acquisition financing arrangement	(2.6)	—
Net cash used in financing activities	(10.4)	(2.7)
Net cash flows	59.1	(21.9)
Effect of changes in foreign exchange rates on cash	1.0	(4.9)
Net increase/(decrease) in cash and cash equivalents	60.1	(26.8)
Cash and cash equivalents, beginning of year	220.0	170.1
Cash and cash equivalents, end of period	$280.1	$143.3
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$136.3	$97.3
Cash paid for income taxes	$3.1	$6.0
Non-cash purchases of equipment through capital leasing	$0.3	$37.9
(Decrease)/increase in accounts payable and accrued expenses for purchases of property and equipment	$(47.4)	$22.7

Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” Headquartered in Boulder, Colorado, the Company supplies high-bandwidth infrastructure, including fiber networks and data centers, and provides access to bandwidth infrastructure to users in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through six segments:

•	Fiber Solutions, including dark fiber and mobile infrastructure solutions.
•	Transport, including wavelength, wholesale IP and SONET solutions.
•	Enterprise Networks, including Ethernet, private lines, dedicated Internet and cloud-based computing and storage products.
•	Colocation, including provision of colocation space and power and interconnection offerings.
•	Voice, unified communications and offerings dedicated to small and medium sized businesses.
•	Other offerings, including Zayo Professional Services (“ZPS”).

Zayo Group is wholly owned by Zayo Group Holdings, Inc. (“Holdings” or “ZGH”).

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein.  The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2019 as “Fiscal 2019”, the fiscal year ending June 30, 2018 as “Fiscal 2018” and the fiscal year ended June 30, 2017 as “Fiscal 2017.”

Significant Accounting Policies

 In connection with the Company’s acquisition of 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together, the “Allstream Acquisition Entity” and such acquisition being the “Allstream Acquisition”) on January 15, 2016, the Company acquired defined benefit pension plans and other non-pension post-retirement benefits (“OPEBs”) that cover qualifying foreign employees. The pension plans and OPEBs were legally transferred to the Company during the three months ended December 31, 2017. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. The Company recognizes the funded status of these defined benefit and post-retirement plans as an asset or a liability on the condensed consolidated balance sheet. Each year's actuarial gains or losses and prior period service costs are a component of other comprehensive

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

income/(loss), which is then included in accumulated other comprehensive income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits.  The pension and post-retirement accruals and valuations are dependent on actuarial assumptions to calculate those amounts. These assumptions include discount rates, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. A change in any of the above assumptions would have an effect on the projected benefit obligation and pension expense.  See Note 9 – Employee Benefits, for additional disclosure regarding the Company’s defined benefit pension plans and OPEBs. The Company’s policy is to fund the pension plans in accordance with applicable regulations. The OPEBs are not funded.

 There have been no other changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2017.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits, determining the fair value of plan assets related to post-employment benefits and estimating certain restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. Had the Company adopted this ASU in the quarter it would not have resulted in a material impact to the financial statements for the three and six months ended December 31, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments. The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017 (Fiscal 2019 for the Company), with early adoption permitted. The Company does not plan to

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

early adopt, nor does it expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company). Early adoption is permitted. The standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017 (Fiscal 2019 for the Company). Early adoption was permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method.

In Fiscal 2017, the Company established a project team and commenced an initial assessment to determine the impact ASU 2014-09 will have on the Company’s revenue arrangements. Lease revenue is not included in the scope of ASU 2014-09, and as a result, the revenue to which the Company must apply the new guidance is generally limited to solutions revenue, certain maintenance revenue not covered by lease arrangements, certain transactions that include the title transfer of integral components to customers and other fees charged to customers.

Although the Company is still assessing the impact of this standard on its consolidated financial statements, it has preliminarily determined that due to changes in the timing of recognition of certain installations, discounts and promotional credits given to customers, there may be additional contract assets and liabilities recorded in the consolidated balance sheets upon adoption. Additionally, the requirement to defer incremental costs incurred to acquire a contract including sales commissions, and recognize such costs over the contract period or expected customer life may result in additional deferred charges recognized in the consolidated balance sheets and could have the impact of deferring operating expenses. The assessment of the impact of this standard on the Company’s consolidated financial statements also includes developing new accounting policies, internal controls and procedures and possible changes to our systems to facilitate the adoption of this accounting policy. The Company will adopt this new standard as of July 1, 2018 and, based on its current assessment, expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. The Company's initial assessment of changes to the reporting of its revenue and expenses and anticipated adoption method may change depending on the results of the Company’s ongoing and final

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assessment of this ASU. Until the Company is further along in its assessment, it does not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09.

(2) ACQUISITIONS

Since inception through December 31, 2017, the Company has consummated 41 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Announced During Fiscal 2018

Spread Networks

On November 26, 2017, the Company entered into a definitive agreement to acquire Spread Networks, LLC, a privately-owned telecommunications provider that owns and operates a 825-mile, high-fiber count long haul route connecting New York and Chicago, for $127.0 million in cash (subject to post-closing adjustments). The all-cash transaction is expected to be funded with cash on hand and debt and is expected to close in the first calendar quarter of 2018, subject to customary closing conditions.

The route will connect 755 Secaucus Road in Secaucus, New Jersey and 1400 Federal Boulevard in Carteret, New Jersey to 350 Cermak Road in Chicago, Illinois, with additional connectivity to be enabled by Zayo’s existing network. Zayo plans to use the acquired assets to provide a low-latency wavelength route from Seattle to New York.

Optic Zoo Networks and Neutral Path Communications

See Note 14- Subsequent Events.

Acquisitions Completed During Fiscal 2017

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego, California data centers.   The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and two megawatts (MW) of critical IT power, with additional power available. As of December 31, 2017,  $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

Electric Lightwave Parent, Inc.

On March 1, 2017, the Company acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecommunications solutions provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments.  As of December 31, 2017,  $7.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

period.  The acquisition was funded through debt (see Note 5 – Long-Term Debt) and cash on hand. The acquisition was considered a stock purchase for tax purposes.

The acquisition added 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber across Denver, Minneapolis, Phoenix, Portland, Seattle, Sacramento, San Francisco, San Jose, Salt Lake City, Spokane and Boise, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”) for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter. As of December 31, 2017, the remaining cash consideration to be paid was $6.4 million. The acquisition was considered an asset purchase for tax purposes and a business combination for accounting purposes. Payments made to the previous owners of the Santa Clara Data Center during the six months ended December 31, 2017 of $2.5 million, representing the principal portion of the financing arrangement, are included in the accompanying condensed consolidated statement of cash flows within financing activities.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three MW of critical IT power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to Zayo’s long haul dark fiber routes between San Francisco and Los Angeles.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. During the three months ended December 31, 2017, the Company recorded revised fair value estimates of its customer relationship intangible asset and property and equipment associated with the Electric Lightwave acquisition resulting in increases to intangible assets and property and equipment of $160.2 million and $52.2 million, respectively, with corresponding decreases to goodwill. Accordingly, the tax basis of assets was also updated during the three months ended December 31, 2017 resulting in a decrease to deferred tax assets of $80.2 million, or a $35.2 million deferred tax liability position. In addition, the change to the provisional amount resulted in a decrease to depreciation and amortization expense of $12.1 million for the three and six months ended December 31, 2017, of which $8.4 million relates to reporting periods prior to the three months ended December 31, 2017 and $4.8 million relates to reporting periods prior to the six months ended December 31, 2017. As of December 31, 2017, for the KIO Networks US Data Centers and Electric Lightwave acquisitions, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

	KIO Networks US Data Centers	Electric Lightwave	Santa Clara Data Center
Acquisition date	May 1, 2017	March 1, 2017	October 3, 2016
		(in millions)
Cash	$0.1	$12.6	$—
Other current assets	0.1	55.0	—
Property and equipment	2.4	572.8	31.9
Deferred tax assets, net	1.8	—	—
Intangibles	6.4	472.4	6.0
Goodwill	2.9	498.4	—
Other assets	0.5	1.7	—
Total assets acquired	14.2	1,612.9	37.9
Current liabilities	1.7	57.4	—
Deferred tax liabilities, net	—	35.1	—
Capital lease obligations	—	—	26.6
Deferred revenue	0.5	80.0	—
Other liabilities	—	1.2	—
Total liabilities assumed	2.2	173.7	26.6
Net assets acquired	12.0	1,439.2	11.3
Less cash acquired	(0.1)	(12.6)	—
Total consideration paid/payable	$11.9	$1,426.6	$11.3

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $5.9 million and $14.2 million for the three and six months ended December 31, 2017, respectively, and $6.2 million and $9.2 million for the three and six months ended December 31, 2016, respectively. Transaction costs have been included in selling,

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

(3) GOODWILL

The Company’s goodwill balance was $1,712.9 million and $1,840.2 million as of December 31, 2017 and June 30, 2017, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPG” or “SPGs”). Effective January 1, 2017, the Company implemented organizational changes that had an impact on the composition of the Company’s SPGs. The change in structure had the impact of consolidating and/or regrouping existing SPGs, disaggregating the legacy Zayo Canada SPG among the existing SPGs and creating a new Allstream and IP Transit SPG (See Note 13 – Segment Reporting). In connection with the organizational change, goodwill was re-allocated to the Company’s SPGs on a relative fair value basis. The Company completed an assessment immediately prior to and after the organizational change at the SPG level and determined that it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.

As of December 31, 2017, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Solutions (“Waves”), Zayo IP Transit Solutions (“IP Transit”), Zayo SONET Solutions (“SONET”), Zayo Ethernet Solutions (“Ethernet”), Enterprise Private and Connectivity (“EPIC”), Zayo Cloud Solutions (“Cloud”), Zayo Colocation (“zColo"), Allstream and Other (primarily Zayo Professional Services).

The following reflects the changes in the carrying amount of goodwill during the six months ended December 31, 2017:

Product Group	As of June 30, 2017	Adjustments to Fiscal 2017 Acquisitions	Foreign Currency Translation and Other	As of December 31, 2017
	(in millions)
Fiber Solutions	$633.9	$145.5	$3.1	$782.5
Waves	247.4	(62.3)	1.6	186.7
Sonet	52.0	30.9	0.1	83.0
Ethernet	359.5	(263.6)	0.2	96.1
EPIC	89.5	80.0	0.3	169.8
zColo	256.3	2.7	1.3	260.3
Cloud	69.5	(4.9)	0.1	64.7
Allstream	116.5	(62.3)	—	54.2
Other	15.6	—		15.6
Total	$1,840.2	$(134.0)	$6.7	$1,712.9

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2017 and June 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
December 31, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,643.9	$(361.1)	$1,282.8
Underlying rights	1.6	(0.5)	1.1
Total	1,645.5	(361.6)	1,283.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.4	—	15.4
Total	$1,664.4	$(361.6)	$1,302.8
June 30, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,477.7	$(308.6)	$1,169.1
Underlying rights	1.6	(0.4)	1.2
Total	1,479.3	(309.0)	1,170.3
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.8	—	14.8
Total	$1,497.6	$(309.0)	$1,188.6

(5) LONG-TERM DEBT

As of December 31, 2017 and June 30, 2017, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2017	June 30, 2017
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$496.3	$498.8
B-2 Term Loan Facility	Jul 2017	Jan 2024	Monthly	LIBOR +2.25%	1,119.3	1,429.9
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Ju1	5.75%	1,650.0	1,350.0
Total obligations					5,595.6	5,608.7
Unamortized premium/(discounts), net					11.4	(3.2)
Unamortized debt issuance costs					(63.4)	(67.8)
Carrying value of debt					5,543.6	5,537.7
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,538.6	$5,532.7

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby its Credit Agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan amount (unless reduced by any prepayments) plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2017 or Fiscal 2016).

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

On January 19, 2017, the Company and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (the “B-2 Term Loan” and along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, the Company and Zayo Capital added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment the full $2,500.0 million Term Loan Facility, including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was re-issued at a price of 99.75%.  No other material terms of the Credit Agreement with respect to the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan were amended. On April 10, 2017, $570.1 million of the B-2 Term Loan and the Electric Lightwave Incremental Term Loan was repaid from proceeds of issuance of senior unsecured notes as further discussed below. Additionally, in July 2017, $310.7 million of the B-2 Term Loan was repaid from the proceeds of issuance of senior unsecured notes as further discussed below.

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

In connection with the Repricing Amendment No. 2, the Company recognized an expense of $4.9 million during the three months ended September 30, 2017 associated with debt extinguishment.  The $4.9 million loss on extinguishment of debt primarily represents non-cash expenses associated with the write-off of unamortized debt

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No. 2.

On December 22, 2017, the Company and Zayo Capital entered into a third repricing (the “Repricing Amendment No. 3”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 3, the Revolver under the Credit Agreement was repriced and will bear interest at a rate of LIBOR plus 1.00% to LIBOR plus 1.75% per annum based on the Company’s leverage ratio, which represented a downward adjustment of 100 basis points. No other terms of the Credit Agreement were amended. The Revolver matures on April 17, 2020. The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on the Company’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver are subject to a fee of 1.00% to 1.75% per annum based upon the Company’s leverage ratio.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 3.7% and 3.4% as of December 31, 2017 and June 30, 2017, respectively. Interest rates on the Revolver as of December 31, 2017 and June 30, 2017 were approximately 3.3% and 3.8%, respectively.

As of December 31, 2017, no amounts were outstanding under the Revolver and $1,615.6 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.0 million as of December 31, 2017, leaving $442.0 available under the Revolver.

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

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2017.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance of debt issuance costs as of December 31, 2017 and June 30, 2017 was $63.4 million and $67.8 million, net of accumulated amortization of $49.7 million and $45.1 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.3 million and $4.7 million for the three and six months ended December 31, 2017, respectively, and $2.2 million and $4.4 million for the three and six months ended December 31, 2016, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current.”

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2017 and 2016 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Expected provision at the statutory rate	$7.6	$7.1	$17.6	$14.8
Increase/(decrease) due to:
State income tax expense, net of federal benefit	0.9	0.8	1.5	1.5
Stock-based compensation	1.0	(2.9)	2.5	0.4
Transactions costs not deductible for tax purposes	0.1	0.2	0.2	0.3
Change in statutory tax rate, non-U.S.	0.8	—	0.8	(1.7)
Foreign tax rate differential	0.5	0.4	(1.7)	(0.3)
Change in valuation allowance	(25.7)	(4.4)	(31.4)	(6.7)
U.S. Tax Reform	44.1	—	44.1	—
Other, net	(6.4)	(1.0)	(5.3)	(1.5)
Provision for income taxes	$22.9	$0.2	$28.3	$6.8

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits.

Many of the U.S. Tax Reform provisions are effective January 01, 2018; however, ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which will allow registrants to record provisional amounts during a ‘measurement period’. The measurement period is similar to the measurement period used when accounting for business combinations under ASC 805, Business Combinations. SAB 118 allows a registrant to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a registrant has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

In accordance with SAB 118, the Company has recorded provisional amounts because actual year-end amounts for the following items are not yet known:  income, capital expenditures, foreign exchange rates, foreign distributable reserves, foreign earnings and profits, and foreign cash balances. Management is in the process of obtaining and

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

evaluating further information related to the provisional amounts estimated for items including the mandatory repatriation amounts and impacts to deferred tax assets and liabilities. Management has made estimates as it anticipates additional guidance and legislative action from the U.S. Federal and State governments in addition to interpretations and guidance from the SEC and FASB regarding the application of U.S. Tax Reform. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Some U.S. Tax Reform provisions are effective for years beginning after December 31, 2017, which would be the Company’s Fiscal 2019, including the tax on global intangible low taxed income (“GILTI”), Base Erosion and Anti-abuse Tax” (“BEAT”), interest expense limitations, and executive compensation limitations. We continue to evaluate these and other impacts of U.S. Tax Reform as more information and guidance becomes available.

Provisional amounts recognized due to the U.S. Tax Reform for the three and six months ended December 31, 2017:

	Tax Expense	Deferred Tax Liability	Current Tax Receivable
	(in millions)
Change in statutory tax rate, U.S. only (AMT credit is now refundable)	$1.4	$11.4	$10.0
Changes to indefinite reinvestment assertion	7.9	7.9
Repatriation Tax (offset against net operating loss carryforwards, non-cash)	34.8	34.8
Net discrete impacts of the enactment of U.S. Tax Reform	$44.1	$54.1	$10.0

The interim period effective tax rate is driven from year-to-date and anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period in which they occur. The determination of the effective tax rate is based upon a number of significant estimates and judgments; therefore, there can be significant volatility in interim tax provisions. The following statutory tax rates were used to determine the tax provision.

	Fiscal 2017	Fiscal 2018	Fiscal 2019
Tax Rates
Federal Rate	35%	28%	21%
Blended Federal & State Rate	39%	33%	26%

The interim effective tax rate for the three and six months ended December 31, 2017 was positively impacted by reversing the valuation allowance of $28.5 million on the deferred tax assets of certain Canadian subsidiaries. In addition, the “Other, net” category includes a benefit of $6.9 million for the provision to return adjustment for entities in France. The effective tax rate was negatively impacted by U.S. Tax Reform principally relating to the estimated income tax on the deemed repatriation of previously deferred foreign earnings.

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

As of December 31, 2017, the Company had a $0.2 million current liability for uncertain tax positions related to state taxing jurisdictions, including $0.1 million of accrued interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. The entire balance is expected to be settled within the next year.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recognition of the uncertain tax positions would impact the effective tax rate because the uncertain tax positions are permanent differences instead of timing differences.

As of December 31, 2017, the Company had reversed its indefinite reinvestment assertion on all its foreign subsidiaries because the Company will be required to pay tax on all the accumulated undistributed earnings of its foreign subsidiaries. In accordance with SAB 118, the Company recorded a provisional amount of $7.9 million as a discrete deferred tax liability for additional estimated tax due upon actual repatriation.

(7) EQUITY

During the six months ended December 31, 2017, the Company recorded a $47.2 million increase in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Included in:
Operating costs	$2.3	$3.3	$5.5	$6.6
Selling, general and administrative expenses	21.2	31.2	45.8	59.9
Total stock-based compensation expense	$23.5	$34.5	$51.3	$66.5

CII common units	$—	$5.9	$—	$10.1
Part A restricted stock units	19.4	18.8	41.6	40.1
Part B restricted stock units	3.6	9.5	8.7	15.7
Part C restricted stock units	0.5	0.3	1.0	0.6
Total stock-based compensation expense	$23.5	$34.5	$51.3	$66.5

CII Common Units

During the three and six months ended December 31, 2016, the Company recognized $5.9 million and $10.1 million, respectively, of stock-based compensation expense related to vesting of common units of Communications Infrastructure Investments, LLC (“CII”).  On December 31, 2016, the CII common units became fully vested and as such there is no compensation cost associated with CII common units for the three and six months ended December 31, 2017.

Performance Compensation Incentive Program

During October 2014, ZGH adopted the 2014 Performance Compensation Incentive Program (“PCIP”). The PCIP includes incentive cash compensation and equity (in the form of RSUs). Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will remain in effect for a period of 10 years (or through October 16, 2024) unless it is earlier terminated by ZGH’s Board of Directors.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The PCIP has the following components:

Part A

Under Part A of the PCIP, certain full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have an RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee of the Board of Directors subsequent to the end of the respective performance period taking into account ZGH’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of ZGH’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment fifteen months subsequent to the end of the performance period (for awards relating to periods through June 30, 2017) or twelve months subsequent to the end of the performance period (for awards relating to the period ended September 30, 2017, and subsequent quarters). Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock. Additionally, under Part A of the PCIP, awards may be granted to certain employees upon commencement of their employment with the Company.

During the three and six months ended December 31, 2017, the Company recognized $19.4 million and $41.6 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and six months ended December 31, 2016, the Company recognized $18.8 million and $40.1 million, respectively, of compensation expense associated with the vested portion of the Part A awards. The December 2017 and June 2017 quarterly awards were recorded as liabilities totaling $6.0 million and $5.5 million, as of December 31, 2017 and June 30, 2017, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to member’s interest, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At December 31, 2017, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $27.3 million.

The following table summarizes the Company’s Part A RSU activity for the six months ended December 31, 2017:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	2,364,386	$31.63	7.1
Granted	1,158,872	34.96
Vested	(1,460,389)	31.54
Forfeited	(193,105)	n/a
Outstanding at December 31, 2017	1,869,764	$33.42	7.4

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on ZGH’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and vest. The RSUs vest assuming continuous employment through the end of the measurement period, twelve months after the beginning of the performance period (for awards vesting on or prior to June 30, 2018) or fifteen months after the beginning of the performance period (for awards vesting after June 30, 2018). The existence of a vesting provision that is associated with the performance of ZGH’s stock price is a market condition,

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of ZGH’s common stock.

The following table summarizes the Company’s Part B RSU activity for the six months ended December 31, 2017:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	411,973	$42.86	6.1
Granted	246,516	27.28
Vested	(252,529)	52.49
Forfeited	(6,636)	n/a
Outstanding at December 31, 2017	399,324	$27.30	6.0

The table below reflects the total Part B RSUs granted during Fiscal 2018 and 2017, the maximum eligible shares of ZGH’s common stock that the respective Part B RSU grant could be converted into shares of ZGH’s common stock, and the grant date fair value per Part B RSU during the period indicated. The table below also reflects the units converted to the ZGH’s common stock at a vesting date that is subsequent to the period indicated for those RSUs granted during the period indicated:

	During the three months ended
	December 31, 2017	September 30, 2017
Part B RSUs granted	82,556	163,960
Maximum eligible shares of the Company's common stock	569,636	590,256
Grant date fair value per Part B RSU	$45.10	$19.06
Units converted to Company's common stock at vesting date	n/a	n/a

	During the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Part B RSUs granted	152,808	171,316	191,015	200,425
Maximum eligible shares of the Company's common stock	550,109	880,564	981,817	1,030,185
Grant date fair value per Part B RSU	$26.52	$27.39	$75.56	$47.00
Units converted to Company's common stock at vesting date	n/a	41,368	102,511	99,508

During the three and six months ended December 31, 2017, the Company recognized stock-based compensation expense of $3.6 million and $8.7 million, respectively, related to Part B awards. During the three and six months ended December 31, 2016, the Company recognized stock-based compensation expense of $9.5 million and $15.7 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $5.7 million at December 31, 2017.

Part C

Under Part C of the PCIP, independent directors of ZGH are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made. During the three and six months ended December 31, 2017, the Company’s independent directors were granted 14,261 and 29,947 Part C RSUs, respectively. During the three and six months ended December 31, 2016, the Company’s independent directors were granted 11,230 and 21,841 Part C RSUs, respectively. During the three and six months ended December 31, 2017, the Company recognized $0.5 million and $1.0 million, respectively, of stock-based compensation expense associated with the Part C awards. During the three and six months ended December 31, 2016, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expense associated with the Part C RSUs.

(9) EMPLOYEE BENEFITS

In connection with the Allstream Acquisition on January 15, 2016 from Manitoba Telecom Services Inc. (now known as “Bell MTS” as a result of its acquisition by BCE Inc.), Bell MTS agreed to retain the Allstream Acquisition Entity’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of the Allstream Acquisition Entity and also agreed to reimburse the Allstream Acquisition Entity for certain solvency funding payments related to the pension obligations of active employees of the Allstream Acquisition Entity as of January 15, 2016. On October 31, 2017, Bell MTS transferred assets of CAD $117.9 million (or $91.6 million) from the Allstream Acquisition Entity’s former defined benefit pension plans related to pre-closing service obligations for active employees to new defined benefit pension plans of the Allstream Acquisition Entity created by the Company. The plans were transferred on a fully funded basis calculated on a solvency basis, however on a GAAP basis, the plans are underfunded.  Upon transfer, a prior period service cost was recognized in other comprehensive income for the underfunded amount, consistent with the Company’s accounting policies. The Company became responsible for accruing post-acquisition liabilities related to these plans as of the Allstream Acquisition Entity date of January 15, 2016. The Company also sponsors an OPEB for former employees of  the Allstream Acquisition Entity, which provides health care and life insurance benefits for certain eligible retirees.

The Company uses a June 30 annual measurement date for its defined benefit and postretirement benefit plans. Upon the transfer of the pre-closing service obligation, a measurement was obtained. No comparative period figures were disclosed in the tables or notes below, as the amounts for employee benefits were not material for those periods.

Defined benefit plans

The Company maintains defined benefit pension plans that provide pension benefits for certain former employees of the Allstream Acquisition Entity. Benefits are based on the employee’s length of service and average rate of pay during the highest paid consecutive three years of service. The Company is responsible for adequately funding the pension plans. Contributions are made based on various actuarial cost methods permitted by pension regulatory bodies. Contributions reflect actuarial assumptions about future investment returns, salary projections, future service and life expectancy.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-retirement benefit plan

The Company provides an OPEB plan to certain former employees of the Allstream Acquisition Entity, including, healthcare and life insurance benefits during retirement and other benefits. These OPEB plans are not funded.  Benefits are paid directly to the participants of these plans.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the unfunded status for the Company’s defined benefit pension and OPEB, where applicable:

Pension Plans
(in millions)
Change in projected benefit obligation for defined benefit pension plans:
Projected benefit obligation at July 1, 2017	$6.7
Service cost	1.5
Interest cost	0.7
Actuarial loss (gain)	(1.3)
Participant contributions	0.3
Benefits paid from plan assets	(3.6)
Acquisition transfer	102.1
Foreign currency exchange rate changes	0.2
Projected benefit obligation at December 31, 2017	$106.6

Post-Retirement Benefit Plans
(in millions)
Change in projected benefit obligation for OPEB plans
Projected benefit obligation at July 1, 2017	$9.9
Service cost	0.1
Interest cost	0.2
Benefits paid by Company	(0.3)
Foreign currency exchange rate changes	0.2
Projected benefit obligation at December 31, 2017	$10.1

The accumulated benefit obligation of the defined benefit plan and OPEB at December 31, 2017 are $99.2 million and $10.1 million, respectively.

Pension Plans
(in millions)
Change in pension plan assets
Fair value of plan assets at July 1, 2017	$3.7
Return on plan assets	1.2
Employer contributions	1.6
Participant contributions	0.3
Benefits paid from plan assets	(3.6)
Acquisition transfer	93.9
Foreign currency exchange rate changes	0.1
Fair value of pension plan assets at December 31, 2017	$97.2

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pension Plans
As of December 31, 2017
(in millions)
Projected benefit obligation	$106.6
Fair value of plan assets	97.2
Unfunded status	9.4
Current portion of unfunded status	$—
Non-current portion of unfunded status	$9.4

The following table provides information regarding change in amounts from June 30, 2017 in accumulated other comprehensive loss (“AOCI”)  that have not yet been recognized as components of net periodic benefit cost at December 31, 2017:

	As of June 30, 2017	Deferrals	Net Change in AOCI	As of December 31, 2017
	(in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss)/gain	$—	$1.3	$1.3	$1.3
Prior service benefit/(cost)	—	(8.0)	(8.0)	(8.0)
Deferred income tax benefit/(expense)	—	1.7	1.7	1.7
Total pension plans	—	(5.0)	(5.0)	(5.0)

Post-retirement benefit plans:
Net actuarial (loss)/gain	(1.2)	—	—	(1.2)
Prior service (cost)/benefit	—	—	—	—
Deferred income tax benefit/(expense)	0.4	—	—	0.4
Total post-retirement benefit plans	(0.8)	—	—	(0.8)
Total accumulated other comprehensive loss	$(0.8)	$(5.0)	$(5.0)	$(5.8)

There have been no material amounts reclassified from AOCI during the period.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The expected benefit payments for the Company’s defined benefit pension and OPEB plans for the years indicated are as follows:

		Post-Retirement
	Pension Plans	Benefit Plans
	(in millions)
Year ended June 30,
2018	$2.8	$0.6
2019	3.0	0.6
2020	3.2	0.6
2021	3.5	0.5
2022	3.7	0.5
2023-2027	22.6	2.5

Net periodic (benefit) cost of the defined benefit pension and OPEB is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations includes the following components:

	Pension Plans
	Three months ended December 31, 2017	Six months ended December 31, 2017
	( in millions)
Service cost	$0.7	$1.5
Interest cost	0.6	0.7
Expected return on plan assets	(1.0)	(1.1)
Net periodic pension benefit income	$0.3	$1.1

	OPEB Plans
	Three months ended December 31, 2017	Six months ended December 31, 2017
	(in millions)
Service cost	$—	$0.1
Interest cost	0.1	0.2
Net periodic post-retirement benefit income	$0.1	$0.3

The following tables present the assumptions used in determining benefit obligations of the defined benefit pension and OPEB plans:

	Pension Plans	OPEB Plans
Actuarial assumptions:
Discount rate	3.5%	3.5%
Price inflation	1.75%	N/A
Expected long-term rate of return on plan assets	5.9%	N/A
Rate of compensation increase	2% plus merit & promotion	N/A

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The discount rates utilized reflect the average yield on high quality corporate bonds of similar duration to the plans’ liabilities.  The discount rate used to calculate the employee future benefits obligation is determined at each year end by referring to the most recently available market interest rates based on “AA”-rated corporate bond yields reflecting the duration of the employee future benefit plans.  Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on “AA” long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

The expected return on assets assumption for the plans is determined as the estimate of future experience for trust asset returns, reflecting the plans’ current asset allocation and any expected changes during the current plan year, current market conditions and expectations for future market conditions.

The investment objective of the defined benefit pension plans is to provide a risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that the Company believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.

The defined benefit pension plan utilizes various investment securities. Generally, investment securities are exposed to various risks, such as interest rate risks, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such changes could materially affect the amounts reported.

The following table presents the Company’s target for the allocation of invested defined benefit pension plan assets at December 31, 2017:

As of December 31, 2017
Fixed income	40%
Equities	55%
Other	5%
Total	100%

The plans assets are invested in various fund categories utilizing multiple strategies and investment managers. Interests in funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding.  These funds can be redeemed at NAV, generally at any time.  As the funds do not publish publicly available prices, the NAV practical expedient is the most appropriate fair value classification for the plan asset investments. The value associated with these investments is disclosed in the reconciliation of the total investments measured at fair value shown below.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the fair value of plan assets valued at NAV by category for the pension and post-retirement plans at December 31, 2017.

As of December 31, 2017
(in millions)
Fixed income	$36.3
Equities	55.9
Other	5.0
Total	$97.2

Fixed income – Fixed income represents investments in commingled bond funds comprised of Canadian government, corporate bonds, and mortgage-backed securities.

Equities – Equities represent investments in commingled equities funds comprised of investments in U.S., Canadian and global equities.

Other – Other investments are comprised of investments in commingled real estate funds.

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at December 31, 2017 and June 30, 2017 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,004.4 million and $3,692.8 million as of December 31, 2017 and June 30, 2017, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of December 31, 2017 and June 30, 2017 was estimated to be $4,108.4 million and $3,895.7 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,602.6 million and $1,912.7 million as of December 31, 2017 and June 30, 2017, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or nine-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of December 31, 2017 and June 30, 2017 was estimated to be $1,622.4 million and $1,930.5 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets. A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.2 million.

As of December 31, 2017 and June 30, 2017, there was no balance outstanding under the Company's Revolver.

(11) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At December 31, 2017, the Company was contractually committed for $408.4 million of capital expenditures for construction materials and purchases of property and equipment,  as well as energy and network expenditures. A majority

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding Letters of Credit

As of December 31, 2017, the Company had $8.0 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of December 31, 2017, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.8 million) in letters of credit, under a CAD $5.0 million (or $4.0 million) unsecured credit agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(12) RELATED PARTY TRANSACTIONS

In May 2016, CII sold Onvoy, LLC and its subsidiaries (“OVS”), a company that provided voice and managed offerings that the Company spun off during the year ended June 30, 2014, to an entity that has a material ownership interest in the Company. The Company continues to have ongoing contractual relationships with Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), whereby the Company provides Inteliquent and its subsidiaries with bandwidth capacity and Inteliquent provides the Company and its subsidiaries with voice offerings. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the periods presented:

	Three Months Ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Revenues	$1.8	$1.5	$3.7	$3.1
Operating costs	$0.6	$0.1	$1.2	$0.2

As of December 31, 2017 and June 30, 2017, the Company had $0.6 million and $0.5 million, respectively, due from Inteliquent.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and six months ended December 31, 2017 the Company reimbursed Mr. Caruso $0.2 million and $0.3 million, respectively, and during the three and six months ended December 31, 2016 reimbursed $0.2 million and $0.4 million, respectively, for his business use of the aircraft.

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

As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s bandwidth infrastructure, colocation and connectivity offerings are comprised of various related product groups generally defined around the type of offering to which the customer is licensing access, referred to as SPGs. Each SPG is responsible for the revenue, costs and associated capital expenditures of its respective solutions. The SPGs enable licensing and sales, make pricing and product decisions, engineer networks and deliver solutions to customers, and support customers for specific telecom and Internet infrastructure requirements.

In connection with the Company’s continued increase in scope and scale, effective January 1, 2017, and in contemplation of the Company’s acquisition of Electric Lightwave which was completed March 1, 2017, the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. Under the new structure, the Company’s reportable segments include: Fiber Solutions, Transport, Enterprise Networks, Zayo Colocation, Allstream and Other.  The change in structure had the impact of consolidating and/or regrouping existing SPGs and product offerings among the Company’s reportable segments and disaggregating the legacy Zayo Canada segment among the existing SPGs and a new Allstream reportable segment.  The change in structure also resulted in adjustments to intercompany pricing that more closely align to third party pricing on the offerings that are provided between the Company’s SPGs.

The Company’s legacy SPGs included Dark Fiber and Mobile Infrastructure Group (“MIG”).  Effective January 1, 2017, the Dark Fiber and MIG SPGs were merged together and are now reported as part of the Fiber Solutions reporting segment.  Waves and Ethernet solutions that are provided on dedicated dark fiber strands and colocation facilities that support only dark fiber customers, which were historically reported as part of the Waves, Ethernet or zColo SPGs, were transferred to the Fiber Solutions reportable segment effective January 1, 2017 (the “Dedicated Solutions Transfers”).

The Company’s legacy Waves, IP and Sonet SPGs, after giving effect to the Dedicated Solutions Transfers, are now reported under the Company’s Transport reportable segment.

The Company’s legacy Ethernet and Cloud SPGs, after giving effect to the Dedicated Solutions Transfers, are now reported under the Company’s Enterprise Networks segment.

The Company’s legacy Zayo Canada reporting segment was disaggregated based upon the products offered by the legacy Zayo Canada segment to the Company’s existing SPGs and two new SPGs were established: Voice and Small and Medium Business (“SMB”).

The Company’s segments are further described below:

Fiber Solutions. Through the Fiber Solutions segment, the Company provides access to raw bandwidth infrastructure to customers that require more control of their internal networks. These solutions include dark fiber, dedicated lit networks and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

require interconnected technical space. The contract terms in the Fiber Solutions segment tend to range from three to twenty years.

Transport. The Transport segment provides access to lit bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks. The segment uses customer-accessed optronics to light the fiber, and the Company’s customers pay for its offerings based on the amount and type of bandwidth access they acquire. The Company’s offerings within this segment include wavelengths, wholesale IP and SONET. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides connectivity and lit bandwidth telecommunication solutions to medium and large enterprises. The Company’s offerings within this segment include Ethernet, enterprise private and connectivity products, managed products and cloud-based computing and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms in the Enterprise Networks segment tend to range from one to ten years.

Zayo Colocation (zColo).  The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. The Company’s offerings within this segment include the provision of colocation space, power and interconnection solutions in North America and Western Europe.  Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. The Company’s data centers also support a large component of the Company’s networking components for the purpose of aggregating and accommodating data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream.  The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data offerings using a variety of technologies for businesses.  Voice provides a full range of local voice offerings allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication functions such as telephony (including cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication offerings, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple components, media types and geographies. Allstream also offers a range of products that help small and medium business (“SMB”) customers implement the right data and networking solutions for their business. Those scalable products make use of technologies including Ethernet, IP/MPLS VPN Solutions, and wavelength solutions.  Allstream provides support to customers in the SMB market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration offerings and unified communications.

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. The contract terms typically provide for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication component sales.

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

	For the three months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$200.5	$117.3	$145.9	$59.9	$123.5	$6.4	$—	$653.5
Segment Adjusted EBITDA	161.0	49.2	57.0	31.5	29.9	1.3	—	329.9
Capital expenditures	114.5	31.8	19.5	24.7	2.9	—	—	193.4

	As of and for the six months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$396.0	$236.4	$283.6	$118.3	$251.2	$11.5	$—	$1,297.0
Segment Adjusted EBITDA	315.2	100.8	106.5	60.9	60.7	2.4	—	646.5
Total assets	4,701.7	1,257.6	1,293.2	1,007.1	487.1	32.3	144.1	8,923.1
Capital expenditures	221.8	65.5	40.5	52.6	6.4	—	—	386.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended December 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$177.5	$106.4	$114.7	$52.5	$51.6	$4.0	$—	$506.7
Segment Adjusted EBITDA	141.0	44.6	39.7	27.6	9.6	0.9	—	263.4
Capital expenditures	130.9	37.4	20.1	23.3	1.9	—	—	213.6

	For the six months ended December 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$351.6	$212.5	$229.1	$103.7	$106.1	$8.6	$—	$1,011.6
Segment Adjusted EBITDA	279.2	89.2	80.3	53.9	19.3	2.1	—	524.0
Capital expenditures	261.7	70.9	41.0	46.2	2.1	—	—	421.9

	As of June 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,504.6	$1,230.0	$1,385.7	$994.4	$406.2	$33.2	$173.7	$8,727.8

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the three months ended December 31,
	2017	2016
	(in millions)
Total Segment Adjusted EBITDA	$329.9	$263.4
Interest expense	(73.1)	(53.7)
Depreciation and amortization expense	(195.9)	(131.4)
Transaction costs	(5.9)	(6.2)
Stock-based compensation	(23.5)	(34.5)
Foreign currency gain/(loss) on intercompany loans	3.1	(17.4)
Non-cash loss on investments	(0.2)	(0.2)
Income from operations before income taxes	$34.4	$20.0

	For the six months ended December 31,
	2017	2016
	(in millions)
Total Segment Adjusted EBITDA	$646.5	$524.0
Interest expense	(146.7)	(107.0)
Depreciation and amortization expense	(380.0)	(269.9)
Transaction costs	(14.2)	(9.2)
Stock-based compensation	(51.3)	(66.5)
Loss on extinguishment of debt	(4.9)	—
Foreign currency gain/(loss) on intercompany loans	13.9	(28.6)
Non-cash loss on investments	(0.3)	(0.5)
Income from operations before income taxes	$63.0	$42.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed Note 5 – Long-Term Debt, as of December 31, 2017, the Company has outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets (Unaudited)

December 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$114.0	$3.8	$162.3	$—	280.1
Trade receivables, net of allowance	136.3	3.0	94.5	—	233.8
Prepaid expenses	44.4	0.3	22.7	—	67.4
Other assets	20.6	—	2.7	—	23.3
Total current assets	315.3	7.1	282.2	—	604.6
Property and equipment, net	4,416.3	—	713.1	—	5,129.4
Intangible assets, net	1,147.9	10.1	144.8	—	1,302.8
Goodwill	1,526.9	14.6	171.4	—	1,712.9
Deferred income taxes, net	25.0	—	2.0	—	27.0
Other assets	111.3	—	35.1	—	146.4
Related party receivable	368.5	—	—	(368.5)	—
Investment in subsidiary	679.4	—	—	(679.4)	—
Total assets	$8,590.6	$31.8	$1,348.6	$(1,047.9)	$8,923.1
Liabilities and member's equity
Current liabilities
Accounts payable	$22.8	$0.1	$19.8	$—	$42.7
Accrued liabilities	235.9	0.7	96.6	—	333.2
Accrued interest	73.0	—	—	—	73.0
Current portion of long-term debt	5.0	—	—	—	5.0
Capital lease obligations, current	7.0	—	1.4	—	8.4
Deferred revenue, current	112.2	0.2	39.6	—	152.0
Total current liabilities	455.9	1.0	157.4	—	614.3
Long-term debt, non-current	5,538.6	—	—	—	5,538.6
Related party debt, long-term	—	—	368.5	(368.5)	—
Capital lease obligation, non-current	79.0	—	10.8	—	89.8
Deferred revenue, non-current	894.1	—	95.8	—	989.9
Deferred income taxes, net	106.1	—	41.6	—	147.7
Other long-term liabilities	22.0	—	25.9	—	47.9
Total liabilities	7,095.7	1.0	700.0	(368.5)	7,428.2

Member's equity
Member's interest	1,935.3	17.4	580.1	(606.6)	1,926.2
Accumulated other comprehensive income	23.3	—	23.3	(23.3)	23.3
Accumulated deficit	(463.7)	13.4	45.2	(49.5)	(454.6)
Total member's equity	1,494.9	30.8	648.6	(679.4)	1,494.9
Total liabilities and member's equity	$8,590.6	$31.8	$1,348.6	$(1,047.9)	$8,923.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets (Unaudited)

June 30, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$96.6	$2.1	$121.3	$—	220.0
Trade receivables, net of allowance	117.9	4.5	69.2	—	191.6
Prepaid expenses	42.6	0.3	25.4	—	68.3
Other assets	25.1	—	9.0	—	34.1
Total current assets	282.2	6.9	224.9	—	514.0
Property and equipment, net	4,306.3	—	709.7	—	5,016.0
Intangible assets, net	1,033.6	11.0	144.0	—	1,188.6
Goodwill	1,660.8	14.6	164.8	—	1,840.2
Deferred income taxes, net	27.2	—	0.1	—	27.3
Other assets	115.6	—	26.1	—	141.7
Related party receivable	341.5	—	—	(341.5)	—
Investment in subsidiary	624.6	—	—	(624.6)	—
Total assets	$8,391.8	$32.5	$1,269.6	$(966.1)	$8,727.8
Liabilities and member's equity
Current liabilities
Accounts payable	$57.0	$—	$15.4	$—	$72.4
Accrued liabilities	217.5	1.4	110.3	—	329.2
Accrued interest	63.5	—	—	—	63.5
Current portion of long-term debt	5.0	—	—	—	5.0
Capital lease obligations, current	6.6	—	1.4	—	8.0
Deferred revenue, current	113.1	0.2	32.7	—	146.0
Total current liabilities	462.7	1.6	159.8	—	624.1
Long-term debt, non-current	5,532.7	—	—	—	5,532.7
Related party debt, long-term	—	—	341.5	(341.5)	—
Capital lease obligation, non-current	82.6	—	11.0	—	93.6
Deferred revenue, non-current	884.8	—	104.9	—	989.7
Deferred income taxes, net	—	—	40.2	—	40.2
Other long-term liabilities	33.9	—	18.5	—	52.4
Total liabilities	6,996.7	1.6	675.9	(341.5)	7,332.7

Member's equity
Member's interest	1,888.1	18.5	574.2	(601.8)	1,879.0
Accumulated other comprehensive income	5.4	—	5.4	(5.4)	5.4
Accumulated deficit	(498.4)	12.4	14.1	(17.4)	(489.3)
Total member's equity	1,395.1	30.9	593.7	(624.6)	1,395.1
Total liabilities and member's equity	$8,391.8	$32.5	$1,269.6	$(966.1)	$8,727.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations

For the three months ended December 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$501.0	$6.4	$146.1	$—	$653.5
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	157.4	5.2	69.4	—	232.0
Selling, general and administrative expenses (including stock-based compensation)	92.7	0.3	28.6	—	121.6
Depreciation and amortization	166.9	0.4	28.6	—	195.9
Total operating costs and expenses	417.0	5.9	126.6	—	549.5
Operating income	84.0	0.5	19.5	—	104.0
Other expenses
Interest expense	(67.5)	—	(5.6)	—	(73.1)
Loss on extinguishment of debt	—	—	—	—	—
Foreign currency gain on intercompany loans	1.3	—	1.8	—	3.1
Other income	0.4	—	—	—	0.4
Equity in net earnings of subsidiaries	16.2	—	—	(16.2)	—
Total other expense, net	(49.6)	—	(3.8)	(16.2)	(69.6)
Income from operations before income taxes	34.4	0.5	15.7	(16.2)	34.4
Provision for income taxes	22.9	—	—	—	22.9
Net income	11.5	0.5	15.7	(16.2)	11.5
Other comprehensive loss, net of income taxes	(4.2)	—	(4.2)	4.2	(4.2)
Comprehensive income	$7.3	$0.5	$11.5	$(12.0)	$7.3

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations

For the six months ended December 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$989.2	$11.5	$296.3	$—	$1,297.0
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	318.5	9.0	140.2	—	467.7
Selling, general and administrative expenses (including stock-based compensation)	184.6	0.6	64.7	—	249.9
Depreciation and amortization	321.8	0.9	57.3	—	380.0
Total operating costs and expenses	824.9	10.5	262.2	—	1,097.6
Operating income	164.3	1.0	34.1	—	199.4
Other expenses
Interest expense	(135.5)	—	(11.2)	—	(146.7)
Loss on extinguishment of debt	(4.9)	—	—	—	(4.9)
Foreign currency loss on intercompany loans	6.6	—	7.3	—	13.9
Other expense	0.6	—	0.7	—	1.3
Equity in net earnings of subsidiaries	32.1	—	—	(32.1)	—
Total other expense, net	(101.1)	—	(3.2)	(32.1)	(136.4)
Income from operations before income taxes	63.2	1.0	30.9	(32.1)	63.0
Provision/(benefit) for income taxes	28.5	—	(0.2)	—	28.3
Net income	34.7	1.0	31.1	(32.1)	34.7
Other comprehensive income, net of income taxes	17.9	—	17.9	(17.9)	17.9
Comprehensive income	$52.6	$1.0	$49.0	$(50.0)	$52.6

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended December 31, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$351.4	$4.0	$151.3	$—	$506.7
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	100.9	2.8	76.2	—	179.9
Selling, general and administrative expenses (including stock-based compensation)	68.6	0.4	35.7	—	104.7
Depreciation and amortization	114.8	0.4	16.2	—	131.4
Total operating costs and expenses	284.3	3.6	128.1	—	416.0
Operating income	67.1	0.4	23.2	—	90.7
Other expenses
Interest expense	(48.2)	—	(5.5)	—	(53.7)
Foreign currency loss on intercompany loans	(2.1)	—	(15.3)	—	(17.4)
Other expense	0.1	—	0.3	—	0.4
Equity in net earnings of subsidiaries	3.1	—	—	(3.1)	—
Total other expense, net	(47.1)	—	(20.5)	(3.1)	(70.7)
Income from operations before income taxes	20.0	0.4	2.7	(3.1)	20.0
Provision for income taxes	0.2	—	—	—	0.2
Net income	19.8	0.4	2.7	(3.1)	19.8
Other comprehensive loss, net of income taxes	(24.1)	—	(24.1)	24.1	(24.1)
Comprehensive (loss)/income	$(4.3)	$0.4	$(21.4)	$21.0	$(4.3)

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the six months ended December 31, 2016

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$693.4	$8.6	$309.6	$—	$1,011.6
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	198.7	6.1	148.9	—	353.7
Selling, general and administrative expenses (including stock-based compensation)	133.6	0.7	76.0	—	210.3
Depreciation and amortization	225.4	0.9	43.6	—	269.9
Total operating costs and expenses	557.7	7.7	268.5	—	833.9
Operating income	135.7	0.9	41.1	—	177.7
Other expenses
Interest expense	(96.0)	—	(11.0)	—	(107.0)
Foreign currency loss on intercompany loans	(7.2)	—	(21.4)	—	(28.6)
Other expense	—	—	0.2	—	0.2
Equity in net earnings of subsidiaries	11.5	—	—	(11.5)	—
Total other expense, net	(91.7)	—	(32.2)	(11.5)	(135.4)
Income from operations before income taxes	44.0	0.9	8.9	(11.5)	42.3
Provision/(benefit) for income taxes	8.5	—	(1.7)	—	6.8
Net income	35.5	0.9	10.6	(11.5)	35.5
Other comprehensive loss, net of income taxes	(27.4)	—	(27.4)	27.4	(27.4)
Comprehensive income/(loss)	$8.1	$0.9	$(16.8)	$15.9	$8.1

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows

Six months ended December 31, 2017

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$395.8	$3.4	$57.3	$456.5

Cash flows from investing activities:
Purchases of property and equipment	(357.1)	—	(29.7)	(386.8)
Other	(12.3)	—	12.1	(0.2)
Net cash used in investing activities	(369.4)	—	(17.6)	(387.0)
Cash flows from financing activities:
Proceeds from debt	312.8	—	—	312.8
Principal payments on long-term debt	(313.2)	—	—	(313.2)
Principal repayments on capital lease obligations	(3.4)	—	(0.6)	(4.0)
Payment of debt issuance costs	(4.3)	—	0.9	(3.4)
Contributions to parent	1.7	(1.7)	—	—
Cash paid for Santa Clara acquisition	(2.6)	—	—	(2.6)
Net cash used in financing activities	(9.0)	(1.7)	0.3	(10.4)
Net cash flows	17.4	1.7	40.0	59.1
Effect of changes in foreign exchange rates on cash	—	—	1.0	1.0
Net increase in cash and cash equivalents	17.4	1.7	41.0	60.1
Cash and cash equivalents, beginning of period	96.6	2.1	121.3	220.0
Cash and cash equivalents, end of period	$114.0	$3.8	$162.3	$280.1

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

(15) SUBSEQUENT EVENTS

On January 18, 2018, the Company completed the CAD $31.0 million (or $24.9 million) cash acquisition of Vancouver-based Optic Zoo Networks. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver and has achieved a significant penetration of customers, with a focus on the digital media sector. The transaction adds 103 route miles and more than 100 on-net buildings to the Company’s Vancouver footprint. The acquisition will be accounted for as a business combination using the acquisition method of accounting, whereby the total purchase price will be allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets will be allocated to goodwill. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, has not yet been determined and is pending detailed analyses of the facts and circumstances that existed as of the January 18, 2018 acquisition date.

On January 28, 2018, the Company entered into an agreement to acquire substantially all of the assets of Neutral Path Communications and Near North Partners for $31.5 million. The purchase price is subject to net working capital and other customary adjustments, as well as a contingent payment based on sales performance through June 30, 2018. Neutral Path is a long haul infrastructure provider, providing access to a fiber network in the Midwest. The transaction will add 452 owned plus additional leased route miles to the Company’s extensive North American network, including a unique, high-count fiber route from Minneapolis to Omaha.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (“we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, and potential organizational strategies that we may opt to pursue in the future. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K (our “Annual Report”) filed with the SEC on August 22, 2017 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

Overview

We are a large and fast growing provider of access to bandwidth infrastructure in the United States (“U.S.”), Europe and Canada. Our products and offerings enable our customers’ mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Our key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud-based computing and storage products and other high-bandwidth offerings. We provide access to our bandwidth infrastructure and other offerings over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated users of bandwidth infrastructure, such as wireless service carriers; telecommunications service carriers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide customers with access to our bandwidth infrastructure solutions for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for Zayo Group Holdings, Inc. (“ZGH”) stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and ZGH stockholders.

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

Fiber Solutions. Through the Fiber Solutions segment, we provide access to raw bandwidth infrastructure to customers that require more control of their internal networks. These solutions include dark fiber, dedicated lit networks and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Fiber Solutions segment tend to range from three to twenty years.

Transport. The Transport segment provides access to lit bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks. The segment uses customer-accessed optronics to light the fiber, and our customers pay for our offerings based on the amount and type of bandwidth access they acquire. The offerings within this segment include wavelengths, wholesale IP and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides connectivity and lit bandwidth telecommunication solutions to medium and large enterprises. Our offerings within this segment include Ethernet, enterprise private and connectivity products, managed products and cloud-based computing and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.  The contract terms in the Enterprise Networks segment tend to range from one to ten years.

Zayo Colocation (zColo). The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. Our offerings within this segment include the provision of colocation space, power and interconnection solutions in North America and Western Europe.  Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support a large component of our networking components for the purpose of aggregating and accommodating data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream. The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data offerings using a variety of technologies for businesses.  Voice provides a full range of local voice offerings allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication functions such as telephony (including cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication offerings, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple components, media types and geographies. Allstream also offers a range of products that help small and medium business (“SMB”) customers implement the right data and networking solutions for their business. Those scalable products make use of technologies including Ethernet, IP/MPLS VPN Solutions, and wavelength solutions.  Allstream provides support to customers in the SMB market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration offerings and unified communications.

Other. Our Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. The contract terms typically provide for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication component sales.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 41 acquisitions through December 31, 2017.

As a result of the growth of our business from these acquisitions, and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Spread Networks

On November 26, 2017, we entered into a definitive agreement to acquire Spread Networks, a privately owned telecommunications provider that owns and operates a 825-mile, high-fiber count long-haul route connecting New York and Chicago, for $127 million in cash (subject to post-closing adjustments). The all-cash transaction is expected to be funded with cash on hand and debt and is expected to close in the first calendar quarter of 2018, subject to customary closing conditions.

The route will connect 755 Secaucus Road in Secaucus, New Jersey and 1400 Federal Boulevard in Carteret, New Jersey to 350 Cermak Road in Chicago, Illinois, with additional connectivity to be enabled by Zayo’s existing network. Zayo plans to use the acquired assets to provide a low-latency wavelength route from Seattle to New York.

KIO Networks US Data Centers

On May 1, 2017, we completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego, California data centers.  The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and two megawatts (MW) of critical IT power, with additional power available.  As of December 31, 2017, $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The results of the acquired KIO Networks US business are included in our operating results beginning May 1, 2017.

Electric Lightwave Parent, Inc.

On March 1, 2017, we acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecommunications solutions provider serving 35 markets in the western U.S., for net purchase consideration of

$1,426.6 million, net of cash acquired, subject to certain post-closing adjustments. As of December 31, 2017, $7.0 million of the purchase price consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded through debt and cash on hand.

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

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”) for net purchase consideration of $11.3 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of December 31, 2017, the remaining consideration to be paid was $6.4 million.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three MW of critical IT power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to our long haul dark fiber routes between San Francisco and Los Angeles.

The results of the acquired Santa Clara Data Center business are included in our operating results beginning October 3, 2016.

Substantial Indebtedness

As of December 31, 2017 and June 30, 2017, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2017	June 30, 2017
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$496.3	$498.8
B-2 Term Loan Facility	Jul 2017	Jan 2024	Monthly	LIBOR +2.25%	1,119.3	1,429.9
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,350.0
Total obligations					5,595.6	5,608.7
Unamortized premium/(discounts), net					11.4	(3.2)
Unamortized debt issuance costs					(63.4)	(67.8)
Carrying value of debt					5,543.6	5,537.7
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,538.6	$5,532.7

The weighted average interest rate (including margin) on the Term Loan Facility was approximately 3.7% and 3.4% at December 31, 2017 and June 30, 2017, respectively. Interest rates on the Revolver as of December 31, 2017 and June 30, 2017 were approximately 3.3% and 3.8%, respectively. As of December 31, 2017, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.0 million as of December 31, 2017, leaving $442.0 million available under the Revolver, subject to certain conditions.

Capital Expenditures

During the six months ended December, 2017 and 2016, we invested $386.8 million and $421.9 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2017.

Background for Review of Our Results of Operations

Revenue

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing offering that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to indefeasible rights of use (“IRUs”) structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue primarily includes credits and adjustments, termination revenue, construction and component sales.

Our consolidated reported revenue in any given period is a function of our beginning revenue under contract and the impact of organic growth and acquisition activity. Our organic activity is driven by net new sales (“bookings”), gross installed revenue (“installs”) and churn processed (“churn”) as further described below.

Net New Sales.   Net new sales (“bookings”) represent the dollar amount of orders, to be recorded as MRR and MAR upon installation, in a period that have been signed by the customer and accepted by our product offering delivery organization. The dollar value of bookings is equal to the monthly recurring price that the customer will pay for the offerings and/or the monthly amortized amount of the revenue that we will recognize for those offerings. To the extent a booking is cancelled by the customer prior to the offerings being originated, it is subtracted from the total bookings number in the period that it is cancelled. Bookings do not immediately impact revenue until the solutions are installed (gross installed revenue).

Gross Installed Revenue.   Installs are the amount of MRR and MAR for offerings that have been installed, tested, accepted by the customer, and have been recognized in revenue during a given period.   Installs include new offerings, price increases, and upgrades.

Churn Processed.   Churn is any negative change to MRR and MAR. Churn includes disconnects, negative price changes, and disconnects associated with upgrades or replacement offerings. For each period presented, disconnects associated with attrition and upgrades or replacement offerings are the drivers of churn, accounting for more than 75% of negative changes in MRR and MAR, while price changes account for less than 25%. Monthly churn is also presented as a percentage of MRR and MAR (“churn percentage”).

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated as if acquisitions closed during the periods presented were closed on the first day of the earliest period presented within this Quarterly Report.   In calculating this pro-forma growth figure, we add the revenue recorded by the acquired companies (including estimated purchase accounting adjustments) for the reporting periods prior to the date of inclusion in our results of operations and then calculate the growth rate between the two reported periods. The estimated pro-forma revenue growth rates are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on the first day of the earliest period presented.  As we conduct operations outside of the U.S. and have historically acquired companies with functional currencies other than the U.S. dollar (“USD”), the estimated pro-forma revenue growth rates may not adequately reflect operational performance as a result of changes in foreign currency exchange rates.

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

Netex consists of third-party network costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from third parties to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our offerings will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional infrastructure or offerings from third-party providers. Third-party network costs include the upfront cost of the initial installation of such infrastructure. Such costs are included in operating costs in our condensed consolidated statements of operations over the respective contract period.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction and location installations (and development of business support systems) are capitalized and amortized to operating costs and expenses. Compensation and benefits expenses related to the departments attributed to generating revenue are included in our operating costs line item while compensation and benefits expenses related to the sales, product, and corporate departments are included in our selling, general and administrative expenses line item of our condensed consolidated statements of operations.

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

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenue

	For the three months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$200.5	$177.5	$23.0	13%
Transport	117.3	106.4	10.9	10%
Enterprise Networks	145.9	114.7	31.2	27%
zColo	59.9	52.5	7.4	14%
Allstream	123.5	51.6	71.9	*
Other	6.4	4.0	2.4	60%
Consolidated	$653.5	$506.7	$146.8	29%

* not meaningful

Our total revenue increased by $146.8 million, or 29%, to $653.5 million for the three months ended December 31, 2017 from $506.7 million for the three months ended December 31, 2016. The increase in revenue was driven by our Fiscal 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 1.7%. Our pro-forma revenue growth was primarily driven by installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure access broadly across our network territory and our customer verticals offset by changes in exchange rates. The average exchange rate of the GBP against the USD strengthened by 6.8%, the average exchange rate of the Euro against the USD strengthened by 9.2%, and the average exchange rate of the CAD against the USD strengthened by 5.1% during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have been negatively impacted between the three months ended December 31, 2017 and December 31, 2016 by $8.7 million for a total period-over-period pro-forma revenue growth of 0.3%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended December 31, 2017 and 2016 increased period-over-period to $7.9 million from $5.2 million, excluding Allstream. The total contract value associated with bookings for the three months ended December 31, 2017 was approximately $454.0 million, excluding Allstream.

•	During the three months ended December 31, 2017 and 2016, we recognized net installs of $1.6 million and $2.0 million, respectively, excluding Allstream.
•	Monthly churn percentage remained consistent between the two periods at 1.2%, excluding Allstream.

Fiber Solutions.  Revenue from our Fiber Solutions segment increased by $23.0 million, or 13%, to $200.5 million for the three months ended December 31, 2017 from $177.5 million for the three months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $10.9 million, or 10%, to $117.3 million for the three months ended December 31, 2017 from $106.4 million for the three months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $31.2 million, or 27%, to $145.9 million for the three months ended December 31, 2017 from $114.7 million for the three months ended December 31, 2016.  The increase was a result of both organic and acquisition related growth.

zColo.   Revenue from our zColo segment increased by $7.4 million, or 14%, to $59.9 million for the three months ended December 31, 2017 from $52.5 million for the three months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

Allstream.   Revenue from our Allstream segment increased by $71.9 million to $123.5 million for the three months ended December 31, 2017 from $51.6 million for the three months ended December 31, 2016. The increase was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $2.4 million, or 60%, to $6.4 million for the three months ended December 31, 2017 from $4.0 million for the three months ended December 31, 2016. The Other segment represented less than 1% of our total revenue during the three months ended December 31, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended December 31,
	2017		2016
	(in millions)
Monthly recurring revenue	$575.9	88%	$451.6	89%
Amortization of deferred revenue	33.6	5%	28.1	6%
Usage revenue	18.7	3%	16.6	3%
Other revenue	25.3	4%	10.4	2%
Total Revenue	$653.5	100%	$506.7	100%

Operating Costs and Expenses

	For the three months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$148.4	$145.7	$2.7	2%
Transport	103.4	89.1	14.3	16%
Enterprise Networks	117.6	95.1	22.5	24%
zColo	54.6	47.7	6.9	14%
Allstream	119.3	34.7	84.6	*
Other	6.2	3.7	2.5	68%
Consolidated	$549.5	$416.0	$133.5	32%

* not meaningful

Our operating costs increased by $133.5 million, or 32%, to $549.5 million for the three months ended December 31, 2017 from $416.0 million for the three months ended December 31, 2016. The increase in consolidated operating costs was primarily due to our Fiscal 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs increased by $2.7 million, or 2%, to $148.4 million for the three months ended December 31, 2017 from $145.7 million for the three months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of increases in compensation and benefits of $5.6 million as a result of increased headcount, primarily from acquisitions, to support our growing business and depreciation and amortization of $5.2 million as a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by a $5.6 million decrease in stock-based compensation.

Transport.    Transport operating costs increased by $14.3 million, or 16%, to $103.4 million for the three months ended December 31, 2017 from $89.1 million for the three months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of increases of $12.6 million in depreciation and amortization, $6.1 million in Netex, Netops and other operating expenses and a $0.8 million in compensation and benefits as a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by a decrease of $4.2 million in stock-based compensation.

Enterprise Networks.    Enterprise Networks operating costs increased by $22.5 million, or 24%, to $117.6 million for the three months ended December 31, 2017 from $95.1 million for the three months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by decreases of $3.0 million in stock-based compensation and $1.8 million in transaction costs.

zColo.    zColo operating costs increased by $6.9 million, or 14%, to $54.6 million for the three months ended December 31, 2017 from $47.7 million for the three months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization expense of $4.3 million, compensation and benefits of $1.4 million and other expenses of $1.1 million as a result of Fiscal 2017 acquisitions and organic growth of our network. These increases were slightly offset by a $0.7 million decrease in stock-based compensation.

Allstream.    Allstream operating costs increased by $84.6 million to $119.3 million for the three months ended December 31, 2017 from $34.7 million for the three months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other.    Other operating costs were $6.2 million for the three months ended December 31, 2017, as compared to $3.7 million for the three months ended December 31, 2016. The increase was directly attributed to an increase in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2017 and 2016.

	For the three months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$132.0	$93.5	$38.5	41%
Compensation and benefits expenses	77.2	60.9	16.3	27%
Network operations expense	70.2	57.3	12.9	23%
Other expenses	44.8	32.2	12.6	39%
Transaction costs	5.9	6.2	(0.3)	(5)%
Stock-based compensation	23.5	34.5	(11.0)	(32)%
Depreciation and amortization	195.9	131.4	64.5	49%
Total operating costs and expenses	$549.5	$416.0	$133.5	32%

Netex.    Our Netex increased by $38.5 million, or 41%, to $132.0 million for the three months ended December 31, 2017 from $93.5 million for the three months ended December 31, 2016. The increase in Netex was primarily due to our Fiscal 2017 acquisitions, partially offset by cost savings as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $16.3 million, or 27%, to $77.2 million for the three months ended December 31, 2017 from $60.9 million for the three months ended December 31, 2016.

The increase in compensation and benefits expenses was primarily due to an increase in headcount from 3,095 for the three months ended December 31, 2016 to 3,611 for the three months ended December 31, 2017 to support our growing business, including employees retained from businesses acquired during Fiscal 2017.

Network Operations Expenses.    Network operations expenses increased by $12.9 million, or 23%, to $70.2 million for the three months ended December 31, 2017 from $57.3 million for the three months ended December 31, 2016. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 10% to 126,990 miles at December 31, 2017 from 115,695 miles at December 31, 2016.

Other Expenses.    Other expenses increased by $12.6 million, or 39%, to $44.8 million for the three months ended December 31, 2017 from $32.2 million for the three months ended December 31, 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2017 acquisitions.

Transaction Costs. Transaction costs decreased by $0.3 million, or 5%, to $5.9 million for the three months ended December 31, 2017 from $6.2 million for the three months ended December 31, 2016. The decrease was associated with greater transaction costs incurred in Fiscal 2017 associated with our acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $11.0 million, or 32%, to $23.5 million for the three months ended December 31, 2017 from $34.5 million for the three months ended December 31, 2016.  The decrease in stock-based compensation expense was primarily driven by certain tranches of our pre-IPO common unit grants becoming fully vested in the quarter ended December 31, 2016.

Depreciation and Amortization.    Depreciation and amortization expense increased by $64.5 million, or 49%, to $195.9 million for the three months ended December 31, 2017 from $131.4 million for the three months ended December 31, 2016.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2017 acquisitions, including $12.1 million resulting from recording revised fair value estimates of intangible assets and property and equipment associated with the Electric Lightwave acquisition, of which $8.4 million relates to previous reporting periods.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2017 and 2016, respectively.

	For the three months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(73.1)	$(53.7)	$(19.4)	(36)%
Foreign currency gain/(loss) on intercompany loans	3.1	(17.4)	20.5	*
Other income, net	0.4	0.4	—	*
Total other expenses, net	$(69.6)	$(70.7)	$1.1	2%

* not meaningful

Interest expense.   Interest expense increased by $19.4 million, or 36%, to $73.1 million for the three months ended December 31, 2017 from $53.7 million for the three months ended December 31, 2016. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisition of Electric Lightwave.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $3.1 million for the three months ended December 31, 2017,  compared to a loss of $17.4 million for the three months ended December 31, 2016.  We have intercompany loans between our U.S. and United Kingdom (“UK”) and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits.

Our provision for income taxes increased over the same quarter in the prior year by $22.7 million to $22.9 million for the three months ended December 31, 2017 from $0.2 million for the three months ended December 31, 2016. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate. During the three months ended December 31, 2017, we also released a valuation allowance of $28.5 million on the deferred tax assets of certain Canadian subsidiaries. In addition, the “Other, net” category includes a benefit of $6.9 million for the provision to return adjustment for entities in France. The valuation allowance release and provision to return adjustment positively impacted the effective tax rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended December 31,
	2017	2016
	(in millions)
Expected provision at the statutory rate	$7.6	$7.1
Increase/(decrease) due to:
State income tax expense, net of federal benefit	0.9	0.8
Stock-based compensation	1.0	(2.9)
Transaction costs not deductible for tax purposes	0.1	0.2
Change in statutory tax rate, non-US	0.8	—
Foreign tax rate differential	0.5	0.4
Change in valuation allowance	(25.7)	(4.4)
U.S. Tax Reform	44.1	—
Other, net	(6.4)	(1.0)
Provision for income taxes	$22.9	$0.2

Some U.S. Tax Reform provisions are effective for years beginning after December 31, 2017, which would be our fiscal-year ending on June 30, 2019, including the tax on global intangible low taxed income (“GILTI”), Base Erosion and Anti-abuse Tax” (“BEAT”), interest expense limitations, and executive compensation limitations. We continue to evaluate these and other impacts of U.S. Tax Reform as more information and guidance becomes available.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

	For the six months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$396.0	$351.6	$44.4	13%
Transport	236.4	212.5	23.9	11%
Enterprise Networks	283.6	229.1	54.5	24%
zColo	118.3	103.7	14.6	14%
Allstream	251.2	106.1	145.1	*
Other	11.5	8.6	2.9	34%
Consolidated	$1,297.0	$1,011.6	$285.4	28%

* not meaningful

Our total revenue increased by $285.4 million, or 28%, to $1,297.0 million for the six months ended December 31, 2017, from $1,011.6 million for the six months ended December 31, 2016. The increase in revenue was driven by our Fiscal 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 0.9%. Our pro-forma revenue growth was primarily driven by installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure access broadly across our network territory and our customer verticals offset by the impact of changes in exchange rates. The average exchange rate of the GBP against the USD strengthened by 3.2%, the average exchange rate of the Euro against the USD strengthened by 7.2%, and the average exchange rate of the CAD against the USD strengthened by 4.6% during the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have been negatively impacted between the six months ended December 31, 2017 and December 31, 2016 by $15.2 million for a total period-over-period pro-forma revenue decline of 0.3%.

MRR and MAR associated with new bookings during the six months ended December 31, 2017 and 2016 increased period-over-period to $15.5 million from $12.5 million, excluding Allstream. The total contract value associated with bookings for the six months ended December 31, 2017 was approximately $849.0 million, excluding Allstream.

•	During the six months ended December 31, 2017, we recognized net installs of $2.7 million as compared to $4.2 million during the six months ended December 31, 2016, excluding Allstream.
•	Monthly churn percentage remained consistent between the two periods at 1.2%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $44.4 million, or 13%, to $396.0 million for the six months ended December 31, 2017 from $351.6 million for the six months ended December 31, 2016.  The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $23.9 million, or 11%, to $236.4 million for the six months ended December 31, 2017 from $212.5 million for the six months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $54.5 million, or 24%, to $283.6 million for the six months ended December 31, 2017 from $229.1 million for the six months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

zColo.  Revenue from our zColo segment increased by $14.6 million, or 14%, to $118.3 million for the six months ended December 31, 2017 from $103.7 million for the six months ended December 31, 2016. The increase was a result of both organic and acquisition related growth.

Allstream.  Revenue from our Allstream segment increased by $145.1 million to $251.2 million for the six months ended December 31, 2017 from $106.1 million for the six months ended December 31, 2016. The increase was a result of acquiring Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $2.9 million, or 34%, to $11.5 million for the six months ended December 31, 2017 from $8.6 million for the six months ended December 31, 2016. The Other segment represented less than 1% of our total revenue during the six months ended December 31, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the six months ended December 31,
	2017		2016
	(in millions)
Monthly recurring revenue	$1,153.5	89%	$903.4	89%
Amortization of deferred revenue	66.4	5%	55.6	6%
Usage revenue	38.2	3%	34.2	3%
Other revenue	38.9	3%	18.4	2%
Total Revenue	$1,297.0	100%	$1,011.6	100%

Operating Costs and Expenses

	For the six months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$299.8	$276.0	$23.8	9%
Transport	209.2	179.3	29.9	17%
Enterprise Networks	235.8	194.2	41.6	21%
zColo	110.4	94.7	15.7	17%
Allstream	231.6	81.9	149.7	*
Other	10.8	7.8	3.0	38%
Consolidated	$1,097.6	$833.9	$263.7	32%

* not meaningful

Our operating costs increased by $263.7 million, or 32%, to $1,097.6 million for the six months ended December 31, 2017 from $833.9 million for the six months ended December 31, 2016. The increase in consolidated operating costs was primarily due to our Fiscal 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs increased by $23.8 million, or 9%, to $299.8 million for the six months ended December 31, 2017 from $276.0 million for the six months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization of $18.3 million and compensation and benefits of $12.4 million, partially offset by a $5.8 million decrease in stock-based compensation.

Transport.    Transport operating costs increased by $29.9 million, or 17%, to $209.2 million for the six months ended December 31, 2017 from $179.3 million for the six months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization of $23.7 million and $11.3 million in Netex, Netops and other operating expenses as a result of Fiscal Year 2017 acquisitions and organic growth of our network, slightly offset by a $6.3 million decrease in stock-based compensation.

Enterprise Networks.    Enterprise Networks operating costs increased by $41.6 million, or 21%, to $235.8 million for the six months ended December 31, 2017 from $194.2 million for the six months ended December 31, 2016. The increase in operating costs and expenses was primarily a result of Fiscal 2017 acquisitions and organic growth of our network, slightly offset by a decrease in stock-based compensation of $4.0 million.

zColo.    zColo operating costs increased by $15.7 million, or 17%, to $110.4 million for the six months ended December 31, 2017 from $94.7 million for the six months ended December 31, 2016.  The increase in operating costs and expenses was primarily a result of Fiscal 2017 acquisitions and organic growth of our network. The increase in operating costs and expenses was primarily a result of a $9.1 million increase in depreciation and amortization expense and a $8.6 million increase in Netex, partially offset by a $1.9 million decrease in Netops.

Allstream.    Allstream operating costs increased by $149.7 million to $231.6 million for the six months ended December 31, 2017 from $81.9 million for the six months ended December 31, 2016.  The increase in operating costs and expenses was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other.    Other operating costs increased by $3.0 million, or 38%, to $10.8 million for the six months ended December 31, 2017 from $7.8 million for the six months ended December 31, 2016.  The increase was directly attributed to an increase in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2017 and 2016.

	For the six months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$263.5	$186.8	$76.7	41%
Compensation and benefits expenses	159.2	124.8	34.4	28%
Network operations expense	141.8	113.3	28.5	25%
Other expenses	87.6	63.4	24.2	38%
Transaction costs	14.2	9.2	5.0	54%
Stock-based compensation	51.3	66.5	(15.2)	(23)%
Depreciation and amortization	380.0	269.9	110.1	41%
Total operating costs and expenses	$1,097.6	$833.9	$263.7	32%

Netex.    Our Netex increased by $76.7 million, or 41%, to $263.5 million for the six months ended December 31, 2017 from $186.8 million for the six months ended December 31, 2016. The increase in Netex was primarily due to our Fiscal 2017 acquisitions, partially offset by cost savings as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $34.4 million, or 28%, to $159.2 million for the six months ended December 31, 2017 from $124.8 million for the six months ended December 31, 2016.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2018 to support our growing business, including employees retained from businesses acquired during Fiscal 2017.

Network Operations Expenses.    Network operations expenses increased by $28.5 million, or 25%, to $141.8 million for the six months ended December 31, 2017 from $113.3 million for the six months ended December 31, 2016. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 10% to 126,990 miles at December 31, 2017 from 115,695 miles at December 31, 2016.

Other Expenses.    Other expenses increased by $24.2 million, or 38%, to $87.6 million for the six months ended December 31, 2017, from $63.4 million for the six months ended December 31, 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2017 acquisitions.

Transaction Costs.    Transaction costs increased by $5.0 million, or 54%, to $14.2 million for the six months ended December 31, 2017 from $9.2 million for the six months ended December 31, 2016. The transaction costs recorded during the periods relate to direct costs associated with our Fiscal 2017 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $15.2 million, or 23%, to $51.3 million for the six months ended December 31, 2017 from $66.5 million for the six months ended December 31, 2016.  The decrease in stock-based compensation expense was primarily driven by the remaining tranches of our pre-IPO common unit grants becoming fully vested in the quarter ended December 31, 2016.

Depreciation and Amortization.    Depreciation and amortization expense increased by $110.1 million, or 41%, to $380.0 million for the six months ended December 31, 2017 from $269.9 million for the six months ended December 31, 2016.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2017 acquisitions, including $12.1 million resulting from recording revised fair value estimates of intangible assets and property and equipment associated with the Electric Lightwave acquisition, of which $4.8 million relates to previous reporting periods.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2017 and 2016, respectively.

	For the six months ended December 31,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(146.7)	$(107.0)	$(39.7)	(37)%
Loss on extinguishment of debt	(4.9)	—	(4.9)	*
Foreign currency gain/(loss) on intercompany loans	13.9	(28.6)	42.5	*
Other income, net	1.3	0.2	1.1	*
Total other expenses, net	$(136.4)	$(135.4)	$(1.0)	(1)%

* not meaningful

Interest expense.   Interest expense increased by $39.7 million, or 37%, to $146.7 million for the six months ended December 31, 2017 from $107.0 million for the six months ended December 31, 2016. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisition of Electric Lightwave.

Loss on extinguishment of debt.   Loss on extinguishment of debt was $4.9 million for the six months ended December 31, 2017. The $4.9 million loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as amended, that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No.2.

Foreign currency gain/loss on intercompany loans.   Foreign currency gain/loss on intercompany loans improved $42.5 million to $13.9 million for the six months ended December 31, 2017, from a loss of $28.6 million for the six months ended December 31, 2016.  We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes increased over the prior year by $21.5 million to $28.3 million for the six months ended December 31, 2017 from $6.8 million for the six months ended December 31, 2016. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate. During the six months ended December 31, 2017, we also released a valuation allowance of $28.5 million on the deferred tax assets of certain Canadian subsidiaries. In addition, the “Other, net” category includes a benefit of $6.9 million for the provision to return adjustment for entities in France. The valuation allowance release and provision to return adjustment positively impacted the effective tax rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the six months ended December 31,
	2017	2016
	(in millions)
Expected provision at the statutory rate	$17.6	$14.8
Increase/(decrease) due to:
State income tax expense, net of federal benefit	1.5	1.5
Stock-based compensation	2.5	0.4
Transactions costs not deductible for tax purposes	0.2	0.3
Change in statutory tax rate, non-US	0.8	(1.7)
Foreign tax rate differential	(1.7)	(0.3)
Change in valuation allowance	(31.4)	(6.7)
U.S. Tax Reform	44.1	—
Other, net	(5.3)	(1.5)
Provision for income taxes	$28.3	$6.8

Some U.S. Tax Reform provisions are effective for years beginning after December 31, 2017, which would be our fiscal-year ending on June 30, 2019, including the tax on GILTI, BEAT, interest expense limitations, and executive compensation limitations. We continue to evaluate these and other impacts of U.S. Tax Reform as more information and guidance becomes available.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the three months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$161.0	$49.2	$57.0	$31.5	$29.9	$1.3	$—	$329.9
Interest expense	(42.1)	(8.9)	(10.7)	(7.7)	(3.9)	—	0.2	(73.1)
Provision for income taxes	—	—	—	—	—	—	(22.9)	(22.9)
Depreciation and amortization expense	(99.9)	(31.4)	(21.9)	(22.8)	(19.5)	(0.4)	—	(195.9)
Transaction costs	(1.4)	(0.7)	(1.0)	(0.5)	(2.2)	—	(0.1)	(5.9)
Stock-based compensation	(7.7)	(3.4)	(5.8)	(3.0)	(3.4)	(0.2)	—	(23.5)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	3.1	3.1
Non-cash loss on investments	(0.3)	—	0.1	—	—	(0.1)	0.1	(0.2)
Net income/(loss)	$9.6	4.8	17.7	(2.5)	0.9	0.6	(19.6)	11.5

	For the six months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$315.2	$100.8	$106.5	$60.9	$60.7	$2.4	$—	$646.5
Interest expense	(82.2)	(17.9)	(21.5)	(17.5)	(7.8)	—	0.2	(146.7)
Provision for income taxes	—	—	—	—	—	—	(28.3)	(28.3)
Depreciation and amortization expense	(195.2)	(63.7)	(42.0)	(46.1)	(32.1)	(0.9)	—	(380.0)
Transaction costs	(3.7)	(1.7)	(3.5)	(0.9)	(4.3)	—	(0.1)	(14.2)
Stock-based compensation	(19.5)	(8.2)	(13.2)	(6.1)	(3.9)	(0.4)	—	(51.3)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	13.9	13.9
Non-cash loss on investments	(0.3)	—	0.1	—	—	(0.1)	—	(0.3)
Net income/(loss)	$14.3	$9.3	$26.4	$(9.7)	$12.6	$1.0	$(19.2)	$34.7

	For the three months ended December 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$141.0	$44.6	$39.7	$27.6	$9.6	$0.9	$—	$263.4
Interest expense	(30.9)	(7.0)	(8.4)	(7.4)	—	—	—	(53.7)
Provision for income taxes	—	—	—	—	—	—	(0.2)	(0.2)
Depreciation and amortization expense	(94.7)	(18.8)	(8.5)	(18.5)	9.4	(0.3)	—	(131.4)
Transaction costs	(0.9)	(1.1)	(2.8)	(0.4)	(1.0)	—	—	(6.2)
Stock-based compensation	(13.3)	(7.6)	(8.8)	(3.7)	(0.9)	(0.2)	—	(34.5)
Foreign currency loss on intercompany loans	—	—	(0.1)	—	—	—	(17.3)	(17.4)
Non-cash loss on investments	(0.2)	—	—	—	—	—	—	(0.2)
Net income/(loss)	$1.0	$10.1	$11.1	$(2.4)	$17.1	$0.4	$(17.5)	$19.8

	For the six months ended December 31, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$279.2	$89.2	$80.3	$53.9	$19.3	$2.1	$—	$524.0
Interest expense	(61.6)	(14.0)	(16.9)	(14.5)	—	—	—	(107.0)
Provision for income taxes	—	—	—	—	—	—	(6.8)	(6.8)
Depreciation and amortization expense	(176.9)	(40.0)	(23.9)	(37.0)	8.8	(0.9)	—	(269.9)
Transaction costs	(1.1)	(1.4)	(4.3)	(0.4)	(2.0)	—	—	(9.2)
Stock-based compensation	(25.3)	(14.5)	(17.2)	(7.3)	(1.8)	(0.4)	—	(66.5)
Foreign currency loss on intercompany loans	—	—	(0.1)	—	—	—	(28.5)	(28.6)
Non-cash loss on investments	(0.3)	—	—	—	—	—	(0.2)	(0.5)
Net income/(loss)	$14.0	$19.3	$17.9	$(5.3)	$24.3	$0.8	$(35.5)	$35.5

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

We have financial covenants under the indentures governing the 6.00% Senior Notes due 2023 (the “2023 Unsecured Notes”), the 6.375% Senior Notes due 2025 (the “2025 Senior Unsecured Notes”) and the 5.75% Senior Notes due 2027 (the “2027 Unsecured Notes and collectively, the “Notes”) and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in our secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit our incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that we maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires us and our subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of us and our subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness. The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of December 31, 2017, we had $280.1 million in cash and cash equivalents and a working capital deficit of $9.7 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds.  Although we had a working capital deficit at December 31, 2017, a substantial portion of the deficit is a result of a current deferred revenue balance of $152.0 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2017 current deferred revenue balance. Additionally, as of December 31, 2017, we had $442.0 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $35.1 million, or 8%, to $386.8 million during the six months ended December 31, 2017, as compared to $421.9 million for the six months ended December 31, 2016. Although we had a decrease in the period, we expect to continue to invest in our network for the foreseeable future. As of December 31, 2017, we were contractually committed for $408.4 million of capital expenditures for construction materials and purchases of property and equipment, as well as energy and network expenditures. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the six months ended December 31, 2017 and 2016.

	Six months ended December 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$456.5	$402.5
Net cash used in investing activities	$(387.0)	$(421.7)
Net cash used in financing activities	$(10.4)	$(2.7)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $54.0 million, or 13%, to $456.5 million during the six months ended December 31, 2017 from $402.5 million during the six months ended December 31, 2016. Net cash flows from operating activities during the six months ended December 31, 2017 include our net income of $34.7 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $380.0 million, stock-based compensation expense of $51.3 million and deferred income taxes of $19.7 million, partially offset by foreign currency gain on intercompany loans of $13.9 million. Additions to deferred revenue of $61.9 million during the period were entirely offset by amortization of deferred revenue of $66.4 million. Cash flow during the period was decreased by the net change in other working capital components of $23.1 million.

Net cash flows from operating activities during the six months ended December 31, 2016 include our net income of $35.5 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $269.9 million, stock-based compensation expense of $66.5 million, foreign currency loss on intercompany loans of $28.6 million, and non-cash interest expense of $5.1 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $84.3 million, partially offset by amortization of deferred revenue of $55.6 million.  Cash flow during the period was decreased by the net change in other working capital components of $33.2 million.

The increase in net cash flows from operating activities during the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 is primarily a result of additional earnings and synergies realized from our Fiscal 2017 acquisitions as well as timing of cash receipts from customers and payments to vendors and for interest paid.

Cash Flows used in Investing Activities

We used cash in investing activities of $387.0 million and $421.7 million during the six months ended December 31, 2017 and 2016, respectively. During the six months ended December 31, 2017, our principal use of cash for investing activities was for additions to property and equipment.

During the six months ended December 31, 2016, our uses of cash for investing activities were primarily related to additions to property and equipment.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $10.4 million and $2.7 million during the six months ended December 31, 2017 and 2016, respectively.

Our cash flows used in financing activities during the six months ended December 31, 2017 were primarily comprised of $313.2 million in principal payments on long-term debt, $4.0 million in principal payments on capital lease obligations, and $3.4 million in payments of debt issuance costs, partially offset by $312.8 million in debt proceeds.

Our cash flows used in financing activities during the six months ended December 31, 2016 were primarily comprised of $2.0 million in principal payments on capital lease obligations and a $0.7 million payment of debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the condensed consolidated financial statements, (ii) disclosed in Note 11 –  Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk”  below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of December 31, 2017, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $496.3 million on our Term Loan Facility due 2021, a balance of $1,119.3 million on our Term Loan Facility due 2024, and $98.2 million of capital lease obligations. As of December 31, 2017, we had $442.0 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,108.4 million as of December 31, 2017. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of December 31, 2017, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.7% and 3.3%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annualized interest expense on the Term Loan Facility by approximately 25% or $16.2 million, based on the applicable interest rate as of December 31, 2017. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2017, our foreign activities accounted for approximately 22% and 23% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.5 million for the quarter ended December 31, 2017. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

Management implemented both a new enterprise resource planning system and a billing management system during the quarter ended December 31, 2017. The new systems are expected to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and were not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting.  The implementations are significant in scale and complexity and significantly affect certain accounting functions. Both during the implementation of the two new systems, and afterwards, the Company modified certain of its internal controls to verify its controls were designed and operating effectively for all key financial reporting assertions.

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

ITEM 1A.        RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended December 31, 2017.

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

10.1**+

Executive Severance Agreement dated November 27, 2017, by and between Zayo Group, LLC and Daniel P. Caruso (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 29, 2017, File No. 333-169979).

10.2**

Repricing Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 22, 2017, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 22, 2017, File No. 333-169979).

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+        Management contract and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group, LLC

Date: February 7, 2018	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 7, 2018	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer