Form 10-K/A
period 2018-06-30
ZAYO GROUP LLC
filed 2019-02-27
CIK 1502756

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF ZAYO GROUP HOLDINGS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2)

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Original 10-K”) filed by Zayo Group, LLC (the “Company”) on August 24, 2018. We are filing this amendment to provide an amended report from our independent registered public accounting firm that includes a statement inadvertently omitted from the previously filed version that confirms the Company's independent registered accounting firm was not required to, and did not, audit management’s assessment of its internal control over financial reporting, remove a statement in Item 9A that our independent registered public accounting firm had audited management’s assessment of internal control over financial reporting and modify the placement of the statement on auditor tenure.  This Amendment does not affect our independent registered public accounting firm’s unqualified opinion on the Company's consolidated financial statements included in the Original 10-K and this Form 10-K/A.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Part II. Item 8, Part II. Item 9A and Part IV. Item 15, “Exhibits and Financial Statement Schedules.” No other amendments have been made to the Original 10-K and the Company is not amending its consolidated financial statements, or otherwise updating any other disclosures made in, the Original 10-K.  This Amendment speaks only as of the filing date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not otherwise modify or update in any way the disclosures made in the Original 10-K. As such, this Amendment should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

Pursuant to Rule 12b 15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32 hereto.

.

1

2

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

3

during the implementation of the two new systems, and afterwards, the Company modified certain of its internal controls to verify its controls were designed and operating effectively for all key financial reporting assertions.

4

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*        Filed or furnished herewith

**Previously filed with the Registrant’s Form 10-K filed on August 24, 2018 (File No. 333-169979).

5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2019.

ZAYO GROUP, LLC

By:	/s/ Matt Steinfort
Matt Steinfort Chief Financial Officer

6

Report of Independent Registered Public Accounting Firm

To the Member and Board of Directors
Zayo Group, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zayo Group, LLC and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), member’s equity, and cash flows for each of the years in the three‑year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

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

Table of Contents

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