Form 10-Q
period 2019-09-30
ZAYO GROUP LLC
filed 2019-11-06
CIK 1502756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ⌧

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	September 30, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$253.9	$185.4
Trade receivables, net of allowance of $16.9 and $17.6 as of September 30, 2019 and June 30, 2019, respectively	151.9	177.0
Prepaid expenses	68.1	65.3
Other current assets	57.0	56.8
Total current assets	530.9	484.5
Property and equipment, net	5,851.8	5,808.9
Intangible assets, net	1,092.8	1,118.8
Goodwill	1,701.1	1,706.6
Right-of-use operating lease assets	499.2	—
Deferred income taxes, net	21.3	24.8
Other assets	184.0	190.2
Total assets	$9,881.1	$9,333.8
Liabilities and member's equity
Current liabilities
Accounts payable	$31.9	$73.7
Accrued liabilities	323.6	314.8
Accrued interest	84.9	73.1
Current portion of long-term debt	130.0	5.0
Operating lease obligations, current	127.2	—
Finance lease obligations, current	9.5	10.0
Deferred revenue, current	172.9	174.9
Total current liabilities	880.0	651.5
Long-term debt, non-current	5,696.1	5,839.7
Operating lease liabilities, non-current	387.4	—
Finance lease obligation, non-current	176.0	172.2
Deferred revenue, non-current	1,205.4	1,148.1
Deferred income taxes, net	147.5	138.8
Other long-term liabilities	30.1	54.7
Total liabilities	8,522.5	8,005.0
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,602.5	1,576.2
Accumulated other comprehensive loss	(38.3)	(23.9)
Accumulated deficit	(205.6)	(223.5)
Total member's equity	1,358.6	1,328.8
Total liabilities and member's equity	$9,881.1	$9,333.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2019	2018
Revenue	$638.6	$641.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	231.0	228.4
Selling, general and administrative expenses (including stock-based compensation—Note 8)	122.6	122.1
Depreciation and amortization	156.1	167.8
Total operating costs and expenses	509.7	518.3
Operating income	128.9	122.8
Other expenses
Interest expense	(84.7)	(82.2)
Foreign currency loss on intercompany loans	(12.9)	(4.6)
Other income, net	0.6	6.6
Total other expenses, net	(97.0)	(80.2)
Income from operations before income taxes	31.9	42.6
Provision for income taxes	14.0	20.5
Net income	$17.9	$22.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2019	2018
Net income	$17.9	$22.1
Foreign currency translation adjustments, net of tax	(14.8)	8.2
Defined benefit pension plan adjustments, net of tax	0.4	(1.9)
Comprehensive income	$3.5	$28.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

(in millions)

	Member's Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2019	$1,576.2	$(23.9)	$(223.5)	$1,328.8
Stock-based compensation	26.3	—	—	26.3
Foreign currency translation adjustment	—	(14.8)	—	(14.8)
Defined benefit pension plan adjustments	—	0.4	—	0.4
Net income	—	—	17.9	17.9
Balance at September 30, 2019	$1,602.5	$(38.3)	$(205.6)	$1,358.6

	Member's Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2018	$1,876.6	$(15.5)	$(373.5)	$1,487.6
Stock-based compensation	26.3	—	—	26.3
Foreign currency translation adjustment	—	8.2	—	8.2
Capital distribution to parent	(0.2)	—	—	(0.2)
Defined benefit pension plan adjustments	—	(1.9)	—	(1.9)
Net income	—	—	22.1	22.1
Balance at September 30, 2018	$1,902.7	$(9.2)	$(351.4)	$1,542.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$17.9	$22.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	156.1	167.8
Gain on sale of SRT	—	(5.5)
Non-cash interest expense	2.7	2.5
Stock-based compensation	27.2	26.7
Amortization of deferred revenue	(40.3)	(37.0)
Foreign currency loss on intercompany loans	12.9	4.6
Deferred income taxes	11.8	15.9
Provision for bad debts	2.6	1.5
Non-cash loss on investments	—	0.3
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	20.9	4.5
Accounts payable and accrued liabilities	27.3	9.0
Additions to deferred revenue	81.4	30.5
Other assets and liabilities	(8.7)	(1.1)
Net cash provided by operating activities	311.8	241.8
Cash flows from investing activities
Purchases of property and equipment	(217.1)	(182.5)
Proceeds from sale of SRT, net of cash held in escrow	—	39.0
Net cash used in investing activities	(217.1)	(143.5)

Cash flows from financing activities
Principal payments on long-term debt	(21.3)	(1.3)
Principal payments on finance lease obligations	(2.1)	(1.9)
Payments to repurchase ZGH common stock	—	(0.2)
Cash paid for Santa Clara acquisition financing arrangement and other	—	(3.3)
Net cash used in financing activities	(23.4)	(6.7)
Net cash flows	71.3	91.6
Effect of changes in foreign exchange rates on cash	(2.7)	2.2
Net increase in cash, cash equivalents and restricted cash	68.6	93.8
Cash, cash equivalents and restricted cash, beginning of period	186.6	260.6
Cash, cash equivalents and restricted cash, end of period	$255.2	$354.4

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$67.2	$63.4
Cash paid for income taxes	$3.0	$2.0
Non-cash purchases of equipment through finance leasing	$5.7	$21.9
Non-cash purchases of equipment through nonmonetary exchange	$19.5	$31.1
Decrease in accounts payable and accrued expenses for purchases of property and equipment	$(39.9)	$(2.4)

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2019	June 30, 2019	September 30, 2018	June 30, 2018
Cash and cash equivalents	$253.9	$185.4	$353.2	$256.0
Restricted cash included in other assets	1.3	1.2	1.2	4.6
Total cash, cash equivalents and restricted cash	$255.2	$186.6	$354.4	$260.6

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

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” The Company is a wholly-owned subsidiary of Zayo Group Holdings, Inc. (“ZGH”). Headquartered in Boulder, Colorado, the Company provides communication infrastructure solutions, including fiber and bandwidth connectivity, colocation and cloud infrastructure, to businesses primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through four segments:

●Zayo Networks, including dark fiber, mobile infrastructure solutions, ethernet, wavelength, wholesale IP, SONET solutions, private lines, and dedicated internet.
●	Zayo Colocation (“zColo”), including provision of colocation space and power and interconnection offerings, and cloud-based computing offerings.
●	Allstream, including Cloud VoIP and Data Solutions.
●	Other offerings, including Zayo Professional Services (“ZPS”).

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

The Merger Agreement provides, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into ZGH (the “Merger”), with ZGH surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each outstanding share of common stock of ZGH, par value $0.001 per share (“Common Stock”) (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in the treasury of ZGH, all of which shall be cancelled without any consideration being exchanged therefore, shares of ZGH Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash (the “Merger Consideration”).

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

ZGH’s board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, ZGH held a special meeting of stockholders where our stockholders approved the adoption of the Merger Agreement. On July 31, 2019, ZGH announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction. The closing of the deal continues to be subject to customary conditions, including regulatory clearances relating to review and clearance by the Committee on Foreign Investment in the United States and

the receipt of certain foreign antitrust approvals, certain other foreign direct investment review approvals, and specified FCC and state public utility commission approvals. In addition, the Merger Agreement may be terminated under specified circumstances. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the first half of 2020. Until the closing, we will continue to operate as an independent company. The Company has incurred ongoing Merger-related costs of $2.0 million during the three months ended September 30, 2019, which are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to ZGH’s Current Report on Form 8-K filed with the SEC on May 9, 2019.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results for any future interim period or the full year. Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2020 as “Fiscal 2020” and the fiscal year ended June 30, 2019 as “Fiscal 2019.”

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits, selection of the discount rate used to value lease liabilities, determining the fair value of nonmonetary exchanges, determining the fair value of plan assets related to post-employment benefits and estimating certain restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

On July 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842). See Recently Adopted Accounting Pronouncements below and Note 13 – Leases for additional disclosure on the Company’s adoption of ASC 842 and its impact on the condensed consolidated financial statements.

There have been no other changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2019.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements. We are required to adopt the provisions of ASU 2016-13 no later than July 1, 2020.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees are required to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASC 606).  ASU 2016-02 requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective July 1, 2019 using the modified retrospective transition method. Under this method, the Company recognized a cumulative effect adjustment in the first quarter of Fiscal 2020, rather than restating any prior periods. Comparative information for prior periods has not been restated and continues to be reported in accordance with Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for certain asset classes. The Company also elected the land easements practical expedient which permits the Company to carry forward the historical accounting treatment for agreements entered into prior to the adoption date.

The adoption of ASC 842 impacted the Company’s condensed consolidated balance sheet with the recognition of existing operating leases as lessee resulting in $527.6 million of right-of-use (“ROU”) assets and $545.1 million of lease liabilities recorded as of July 1, 2019. The standard did not materially impact the Company’s consolidated net earnings or cash flows for the three months ended September 30, 2019.

As lessor, accounting for the Company’s leases remains largely unchanged from ASC 840. The Company leases dark fiber and circuits (within the Zayo Networks segment) and provides leases of colocation space (within the zColo segment) which have contract terms that are accounted for as operating leases and are further described in Note 15 – Segment Reporting. The new lease standard more narrowly defines initial direct costs as only costs that are incremental to origination of a lease (i.e. costs that would not have been incurred had the lease not been obtained). The Company did not historically capitalize non-incremental costs; therefore, this change will not have an impact on the accounting for initial direct costs in the condensed consolidated financial statements on a prospective basis.

(2) ACQUISITIONS AND DISPOSITIONS

Since inception through September 30, 2019, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

In the Company’s acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is generally based on a multi-period excess earnings valuation technique utilizing Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $2.0 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. Transaction costs of $2.0 million in the three months ended September 30, 2019 are related to the Merger Agreement between the Company, Parent and Merger Sub (see Note 1 – Organization and Description of Business). Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of September 30, 2019, $3.2 million of purchase consideration was held in escrow. The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017. The Company concluded SRT was not a significant disposal group and did not represent a strategic shift, and therefore was not classified as discontinued operations.

(3) GOODWILL

During the fourth quarter of Fiscal 2019, the Company implemented organizational changes resulting in changes to its reportable segments. In connection with the organizational change, the Company’s reporting units changed and goodwill was re-allocated to the new reporting units on a relative fair value basis. The Company completed an assessment immediately prior to and after the organizational change and determined it is more likely than not the fair value of the Company’s reporting units is greater than their carrying amounts.

The following reflects the changes in the carrying amount of goodwill during the three months ended September 30, 2019:

Product Group	As of June 30, 2019	Foreign Currency Translation and Other	As of September 30, 2019
	(in millions)
Fiber Solutions	$1,000.9	$(3.2)	$997.7
Layer 2/3	200.8	(0.7)	200.1
Transport	176.2	(0.6)	175.6
zColo	259.6	(1.0)	258.6
Cloud	14.7	—	14.7
Allstream	39.0	—	39.0
Other	15.4	—	15.4
Total	$1,706.6	$(5.5)	$1,701.1

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2019 and June 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
September 30, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,550.6	$(477.0)	$1,073.6
Underlying rights and other	3.4	(1.7)	1.7
Total	1,554.0	(478.7)	1,075.3
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.0	—	14.0
Total	$1,571.5	$(478.7)	$1,092.8
June 30, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,597.6	$(498.7)	$1,098.9
Underlying rights and other	3.4	(1.5)	1.9
Total	1,601.0	(500.2)	1,100.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.5	—	14.5
Total	$1,619.0	$(500.2)	$1,118.8

(5) LONG-TERM DEBT

As of September 30, 2019 and June 30, 2019, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	September 30, 2019	June 30, 2019
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$487.5	$488.7
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	125.0	145.0
Total obligations					5,861.8	5,883.0
Unamortized premium, net					11.9	11.9
Unamortized debt issuance costs					(47.6)	(50.2)
Carrying value of debt					5,826.1	5,844.7
Less current portion (2)					(130.0)	(5.0)
Total long-term debt, less current portion					$5,696.1	$5,839.7
(1)	The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was April 2019.
(2)	The earliest possible maturity under the Extension Amendment No. 1 entered into on April 3, 2019 is July 2020 and as a result, the Revolving Loan Facility is classified as current. See below for further details.

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing the senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021, which was subsequently revised to January 19, 2021 in Incremental Amendment No. 2 (as defined and discussed below). The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan amount (unless reduced by any prepayments), plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2020 or Fiscal 2019).

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

On April 3, 2019, the Company and Zayo Capital entered into Extension Amendment No. 1 to the Credit Agreement (the “Extension Amendment”) with respect to the Revolver. Under the terms of the Extension Amendment, the maturity date of the revolving credit facility was extended from April 17, 2020 to the earliest of (i) April 17, 2023, (ii) six months prior to the maturity date of the $500.0 million term loan tranche, which matures on January 19, 2021, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full, and (iii) six months prior to the maturity date of the 2023 Unsecured Notes, which mature on April 1, 2023, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full. As of September 30, 2019, the Company has reclassified the Revolver to current portion of long-term debt because July 2020 is the earliest possible maturity date under the Extension Amendment.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.2% and 4.6% at September 30, 2019 and June 30, 2019, respectively. The weighted average interest rates on the Revolver were approximately 3.8% and 4.2% at September 30, 2019 and June 30, 2019, respectively.

The Company had no borrowings under the Revolver during the three months ended September 30, 2019 and 2018. As of September 30, 2019, $125.0 million was outstanding under the Revolver and $1,756.8 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.6 million as of September 30, 2019, leaving $316.4 million available under the Revolver, subject to certain conditions.

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

The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2019.

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

The balance of debt issuance costs as of September 30, 2019 and June 30, 2019 was $47.6 million and $50.2 million, net of accumulated amortization of $67.3 million and $64.6 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness.  Interest expense associated with the amortization of debt issuance costs of $2.7 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt, non-current.

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three month periods ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Expected provision at the statutory rate	$6.7	$8.9
Increase/(decrease) due to:
Stock-based compensation	0.7	1.1
State income taxes expense, net of federal benefit	1.9	1.5
Change in statutory tax rate, outside U.S.	—	(0.1)
Change in uncertain tax benefits	1.0	—
Foreign tax rate differential	1.2	0.2
State NOL expirations	1.6	—
U.S. Tax Reform	—	7.6
Change in valuation allowance	—	(0.3)
Other, net	0.9	1.6
Provision for income taxes	$14.0	$20.5

The Company’s interim income tax provision reflects an estimate of the effective tax rate for the full fiscal year, applied to the year-to-date book income, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on estimated tax expense for the full fiscal year.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits. Provisional impacts of U.S. Tax Reform were recorded in the six months ended June 30, 2018 and further adjusted during the three months ended September 30, 2018. In accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded the final impacts of U.S. Reform at the end of the provisional measurement period on December 31, 2018.

The Company files income tax returns in various federal, state, and local jurisdictions including the United States, Canada, United Kingdom and France. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years prior to 2014.

The Company had gross unrecognized tax benefits of $16.4 million and $15.7 million, as of September 30, 2019 and June 30, 2019, respectively. These amounts include accrued interest and penalties of $2.5 million and $2.2 million, respectively as of September 30, 2019 and June 30, 2019. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

(7) EQUITY

On May 7, 2018, the Board of Directors of ZGH authorized the repurchase of up to $500 million of shares of ZGH outstanding common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. During the three months ended September 30, 2018, the Company repurchased 6,229 shares of ZGH outstanding common stock at an average price of $34.00, or $0.2 million. The authorization expired on November 7, 2018 with the Company having repurchased $496.0 million under the authorization. The stock repurchase on behalf of ZGH is included in the condensed consolidated statement of member’s equity as a capital distribution to ZGH.

During the three months ended September 30, 2019 and 2018, the Company recorded $26.3 million in each period in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended September 30,
	2019	2018
	(in millions)
Included in:
Operating costs	$3.2	$2.7
Selling, general and administrative expenses	24.0	24.0
Total stock-based compensation expense	$27.2	$26.7

Part A restricted stock units	$22.7	$23.3
Part B restricted stock units	3.8	2.9
Part C restricted stock units	0.7	0.5
Total stock-based compensation expense	$27.2	$26.7

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

The September 2019 and June 2019 quarterly awards were recorded as liabilities totaling $6.7 million and $6.2 million, as of September 30, 2019 and June 30, 2019, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in-capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At September 30, 2019, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $29.2 million.

The following table summarizes the Company’s Part A RSU activity for the three months ended September 30, 2019:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2019	2,324,396	$28.49	6.6
Granted	640,191	33.73
Vested	(552,064)	25.93
Forfeited	(74,448)	n/a
Outstanding at September 30, 2019	2,338,075	$30.39	5.8

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on ZGH’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and the ending price being the average closing price over the last ten trading days of the quarter immediately prior to vesting. The RSUs vest on the last day of the twelve month period, after the beginning of the performance period (for awards vesting on or prior to June 30, 2018) or the fifteen month period after the beginning of the performance period (for awards vesting after June 30, 2018), subject to continued employment through such date. The existence of a vesting provision that is associated with the performance of ZGH’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of ZGH’s common stock.

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

The following table summarizes the Company’s Part B RSU activity for the three months ended September 30, 2019:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2019	289,254	$49.73	8.0
Granted	64,705	69.86
Vested	(57,336)	64.41
Forfeited	—	n/a
Outstanding at September 30, 2019	296,623	$51.28	7.5

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

During the Three Months Ended
September 30, 2019
Part B RSUs granted	64,705
Maximum eligible shares of ZGH’s common stock	446,465
Grant date fair value per Part B RSU	$69.86
Units converted to ZGH’s common stock at vesting date	n/a

	During the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Part B RSUs granted	75,370	98,342	61,123	58,418
Maximum eligible shares of ZGH's common stock	520,053	678,560	421,749	403,084
Grant date fair value per Part B RSU	$63.67	$52.81	$22.43	$64.41
Units converted to ZGH's common stock at vesting date	n/a	n/a	n/a	—

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the ZGH historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $8.8 million at September 30, 2019.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs. Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter. The quantity of Part C RSUs granted is based on the average closing price of ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made. During the three months ended September 30, 2019 and 2018, the Company’s independent directors were granted 19,347 and 14,137 Part C RSUs, respectively.

(9) EMPLOYEE BENEFITS

In connection with the Company’s acquisition of Allstream, Inc. in January 2016, the Company assumed sponsorship for a defined pension plan for certain employees of Allstream, Inc. The Company also assumed sponsorship of an OPEB for certain employees of Allstream, Inc., which provides health care and life insurance benefits for certain eligible retirees. These OPEB plans are not funded. Benefits are paid directly to the participants of these plans.

The service cost component of the defined benefit pension and post-retirement benefit (OPEB) plans is included within selling, general and administrative expenses and all other components are recognized in other income, net in the accompanying condensed consolidated statements of operations.

	Pension Plans
	Three Months Ended September 30,
	2019	2018
	(in millions)
Service cost	$0.6	$0.8
Interest cost	0.9	0.9
Expected return on plan assets	(1.3)	(1.4)
Amortization of service cost from earlier periods	0.2	0.2
Gain on curtailment(1)	—	(0.4)
Net periodic pension benefit cost	$0.4	$0.1

(1)	During the three months ended September 30, 2018, the Company approved an amendment to the defined benefit pension plan freezing benefit accruals for certain members of the pension plan as of September 30, 2018. The plan freeze had an immaterial impact to the financial statements for the period ended September 30, 2018.

	OPEB Plans
	Three Months Ended September 30,
	2019	2018
	(in millions)
Interest cost	$0.1	0.1
Net periodic OPEB benefit cost	$0.1	$0.1

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at September 30, 2019 and June 30, 2019 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,000.4 million and $4,001.1 million as of September 30, 2019 and June 30, 2019, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of September 30, 2019 and June 30, 2019 was estimated to be $4,069.1 million and $4,067.7 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,748.3 million and $1,748.8 million as of September 30, 2019 and June 30, 2019, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%).  Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of September 30, 2019 and June 30, 2019 was estimated to be $1,762.8 million and $1,758.0 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

As of September 30, 2019 and June 30, 2019, the outstanding balance under the Company’s Revolver was $125.0 million and $145.0 million, respectively.

A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $18.8 million.

(11) COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2019, the Company was contractually committed for $586.7 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months. These obligations are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the year ended June 30, 2019, the Company entered into a CAD $127.0 million (or $95.9 million) commitment for telecommunications services over a two year period. As of September 30, 2019, CAD $83.0 million (or $62.7 million) remained on the commitment.

Also, during the year ended June 30, 2019, the Company entered into a CAD $40.0 million (or $30.2 million) commitment for telecommunications services over a three year period.  As of September 30, 2019, CAD $22.2 million (or $16.8 million) remained on the commitment.

Outstanding Letters of Credit

As of September 30, 2019, the Company had $8.6 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of September 30, 2019, Zayo Canada, Inc., a subsidiary of the Company, had CAD $2.8 million (or $2.1 million) in letters of credit under a CAD $5.0 million (or $3.8 million) unsecured credit agreement.

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

Following the filing of the preliminary proxy statement on June 3, 2019, several complaints were filed against ZGH and its Board of Directors challenging the Merger. Four actions were filed in the United States District Court for the District of Delaware captioned Scarantino v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01068-RGA (D.

Del.), Klein v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01085-RGA (D. Del.), Duggan v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01112-RGA (D. Del.), and Dixon v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01123-RGA (D. Del.); one action was filed in the United States District Court for the District of Colorado captioned Graves v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01747-LTB (D. Colo.); and one action was filed in the District Court of Boulder County, Colorado captioned Saroop v. Zayo Group Holdings, Inc., et al., Case No. 2019CV30601. The complaints generally alleged, among other things, that ZGH and its directors disseminated an allegedly false and materially misleading proxy statement or that ZGH’s Board of Directors breached their fiduciary duties in connection with the merger. The complaints sought, among other things, to enjoin the merger, a declaration that the proxy statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

ZGH issued supplemental disclosures in the definitive proxy statement dated June 26, 2019.  In light of those supplemental disclosures, as of September 30, 2019, each of the above-referenced complaints was voluntarily dismissed as moot.

Three ZGH stockholders also filed complaints in the Delaware Court of Chancery pursuant to 8 Del. C. §220 seeking corporate books and records, captioned Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-TMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-TMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-TMR (July 31, 2019).  The Company intends to vigorously defend against these actions.

(12) REVENUE AND CONTRACT COSTS

Nature of the Company’s Products and Offerings

Refer to the Revenue Recognition section of Note 2 – Basis of Presentation and Significant Accounting Policies and Note 15 – Revenue and Contract Costs in our annual report on Form 10-K for the year ended June 30, 2019 for further information regarding our application of ASC 606, including practical expedients and judgments applied in determining the amounts and timing of revenue from contracts with customers.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Revenue from Contracts with Customers - ASC 606	$346.9	380.9
Lease Revenue - ASC 842 (1)	291.7	260.2
Total revenue	$638.6	$641.1

(1) Includes revenue from use of long-term Fiber Contracts and Colocation solutions, which are not within the scope of ASC 606. See Note 13 –Leases.

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

Remaining performance obligations associated with the Company’s contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. At September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 billion. For contracts with original durations of more than one year remaining, we expect to recognize approximately 49.3%, 31.2% and 13.2%

of our remaining performance obligations as revenue during the remainder of the nine months ended June 30, 2020, year ended June 30, 2021 and year ended June 30, 2022, respectively, with the remaining balance thereafter.

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

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(in millions)
Customer receivable, net(1)	$86.6	$136.4
Contract liabilities(1)	$47.1	$50.5

(1) Amounts do not include balances associated with lease revenue from the Company’s Zayo Networks and zColo segments.

During the three months ended September 30, 2019 and 2018, the Company recognized $4.8 million and $5.4 million, respectively, of revenue that was included in contract liabilities as of June 30, 2019 and June 30, 2018, respectively.

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

As of September 30, 2019 and June 30, 2019, the Company had $5.6 million and $5.7 million, respectively, of short-term unamortized contract costs included in other current assets and $4.5 million and $3.8 million, respectively, of long term unamortized contact contract costs included in other assets on its condensed consolidated balance sheets. During the three months ended September 30, 2019 and 2018, the Company recorded $1.7 million and $2.1 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. The amortization period for these contract costs ranges from 1 to 18 years.

(13) LEASES

As previously discussed in Note 1, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective transition method at the adoption date. In addition, the Company elected the package of practical expedients permitted under the transition guidance which permits companies to carry forward the historical lease classification. Adoption of the new standard resulted in $527.6 million of ROU assets and $545.1 million of lease liabilities recorded as of July 1, 2019. The standard did not materially impact the Company’s consolidated net income or cash flows in the three months ended September 30, 2019. The Company’s financial position for reporting periods beginning on or after July 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted for the new guidance and continue to be reported in accordance with previous guidance.

Leases as Lessee

The Company determines if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease in accordance with U.S. GAAP. The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence, components and equipment under non-cancelable operating leases. For leases with an initial term of 12 months or less, the Company recognizes lease expense on a straight-line basis over the lease term but does not recognize a ROU asset or lease liability.

Operating lease assets have been included as right-of-use operating lease assets on the condensed consolidated balance sheets. The associated lease liabilities have been included as operating lease obligations, current or operating lease liabilities, non-current on the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases as lessee typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company assessed multiple variables when determining the incremental borrowing rate, such as lease term, payment terms, collateral, economic conditions, and creditworthiness. ROU assets also include any lease payments made and exclude lease incentives. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Some of the Company’s lease arrangements contain lease components and non-lease components. The Company generally accounts for each component separately based on the estimated standalone price of each component. For colocation leases, the Company accounts for the lease and non-lease components as a single lease component.

Many of the Company’s lease agreements contain renewal options; however, the Company does not recognize ROU assets or lease liabilities for renewal periods unless it is determined the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company’s lease agreements do not contain any material purchase option, material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

Three Months Ended September 30, 2019
(in millions)
Operating and short-term lease cost	$57.9
Finance lease cost:
Amortization of right-of-use assets	3.5
Interest on lease liability	2.9
Total finance lease cost	6.4
Total lease cost	$64.3

Supplemental unaudited condensed consolidated balance sheet information and other information related to leases (in millions unless otherwise stated):

Leases	Classification on the Balance Sheet	As of September 30, 2019
		(in millions)
Assets
Operating lease assets	Right-of-use operating lease assets	$499.2
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	153.8
Total leased assets		653.0

Liabilities
Current
Operating	Operating lease obligations, current	$127.2
Finance	Finance lease obligation, current	9.5
Noncurrent
Operating	Operating lease liabilities, non-current	387.4
Finance	Finance lease obligations, non-current	176.0
Total lease liabilities		$700.1

Weighted-average remaining lease term (years)
Operating leases		7.1
Finance leases		11.9
Weighted-average discount rate
Operating leases		3.95%
Finance leases		5.78%

Supplemental unaudited condensed consolidated cash flow statement information related to leases:

Three Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37.2
Operating cash flows from finance leases	2.9
Finance cash flows from finance leases	2.1
Total lease cost	$42.2

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ended June 30,	(in millions)
2020 (remaining nine months)	$95.5	$15.4
2021	111.7	20.1
2022	84.2	20.3
2023	67.2	20.1
2024	53.8	19.3
Thereafter	193.1	180.3
Total lease payments	$605.5	$275.5
Less: interest	(90.9)	(90.0)
Total	$514.6	$185.5
Less: current portion	(127.2)	(9.5)
Long-term portion	$387.4	$176.0

As of September 30, 2019, the Company had no material operating or finance leases that had not yet commenced.

Future contractual payments under the terms of the Company’s finance lease obligations as of June 30, 2019 were as follows:

Year Ended June 30,	(in millions)
2020	$20.1
2021	20.0
2022	20.3
2023	19.9
2024	19.5
Thereafter	171.0
Total minimum lease payments	270.8
Less amounts representing interest	(88.6)
Less current portion	(10.0)
Finance lease obligations, non-current	$172.2

Minimum contractual lease payments due under the Company’s long-term operating leases as of June 30, 2019 are as follows:

Year Ended June 30,	(in millions)
2020	$128.1
2021	107.0
2022	83.7
2023	68.0
2024	55.7
Thereafter	215.8
$658.3

Leases as Lessor

As of September 30, 2019, maturities of non-cancellable leases were as follows:

Year Ended June 30,	(in millions)
2020 (remaining nine months)	$719.3
2021	728.7
2022	598.6
2023	496.4
2024	432.5
Thereafter	399.3
Total lease payments	$3,374.8

The Company leases dark fiber and circuits (within the Zayo Networks segment) and zColo segments have contract terms that are accounted for as operating leases and are further described in Note 15 – Segment Reporting. Lease income is included in operating revenue in the condensed consolidated statements of operations. The Company’s lease revenue contains both minimum lease payments as well as variable lease payments. See Note 12 – Revenue and Contract Costs for further details on the Company’s disaggregated revenue streams and associated accounting treatment.

(14) RELATED-PARTY TRANSACTIONS

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. In each of the three months ended September 30, 2019 and 2018, the Company reimbursed Mr. Caruso $0.1 million for his business use of the aircraft.

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

Zayo Networks.  Our Zayo Networks segment provides access to bandwidth infrastructure. This includes our Fiber, Layer 2/3 and Transport solutions. Within the Fiber business, Zayo provides access to mobile infrastructure (fiber-to-the-tower and small cell). Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites and mobile switching centers. Fiber solutions customers include carriers and other communication service providers, internet service providers, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms for fiber solutions customers tend to range from three to twenty or more years.  Our Layer 2/3 line of business provides connectivity and telecommunications solutions to medium and large enterprises. Our offerings within Layer 2/3 include Ethernet, internet offerings, Wide Area Networking products and CloudLink. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms for Layer 2/3 solutions tend to range from one to five years. Our Transport line of business provide access to lit communications bandwidth infrastructure using customer-accessed optronics to light the fiber and, and our customers pay for access based on the amount and type of bandwidth they require.  We target customers who require a significant amount of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

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

Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

●does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;

●does not reflect changes in, or cash requirements for, working capital needs;
●does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and
●does not reflect cash required to pay income taxes.

The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same manner.

	As of and for the Three Months Ended September 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$483.2	$63.7	$86.6	$5.1	$—	$638.6
Segment Adjusted EBITDA	277.5	26.6	9.3	1.4	—	314.8
Total assets	7,992.4	1,312.2	388.6	33.1	154.8	9,881.1
Capital expenditures	194.8	18.1	4.2	—	—	217.1

	For the Three Months Ended September 30, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$461.6	$69.3	$105.0	$5.2	$—	$641.1
Segment Adjusted EBITDA	266.2	31.3	20.8	1.1	—	319.4
Capital expenditures	149.2	28.7	4.6	—	—	182.5

	As of June 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$7,677.4	1,152.3	376.9	35.1	92.1	$9,333.8

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Total Segment Adjusted EBITDA	$314.8	$319.4
Interest expense	(84.7)	(82.2)
Depreciation and amortization expense	(156.1)	(167.8)
Transaction costs	(2.0)	(0.7)
Stock-based compensation	(27.2)	(26.7)
Foreign currency loss on intercompany loans	(12.9)	(4.6)
Gain on business disposition	—	5.5
Non-cash loss on investments	—	(0.3)
Income from operations before income taxes	$31.9	$42.6

(16) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed Note 5 – Long-Term Debt, as of September 30, 2019, the Company has outstanding $1430.0 million 2023 Unsecured Notes, $900.0 million 2025 Unsecured Notes and $1,650.0 million of 2027 Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

Condensed Consolidating Balance Sheets (Unaudited)

September 30, 2019

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$145.1	$7.4	$101.4	$—	$253.9
Trade receivables, net of allowance	92.5	1.4	58.0	—	151.9
Prepaid expenses	55.1	0.2	12.8	—	68.1
Other current assets	129.8	—	(72.8)	—	57.0
Total current assets	422.5	9.0	99.4	—	530.9
Property and equipment, net	5,055.9	—	795.9	—	5,851.8
Intangible assets, net	963.3	6.9	122.6	—	1,092.8
Goodwill	1,520.4	14.6	166.1	—	1,701.1
Right-of-use operating lease assets	328.7	1.9	168.6	—	499.2
Deferred income taxes, net	—	—	21.3	—	21.3
Other assets	149.3	—	34.7	—	184.0
Investment in subsidiary	635.2	—	—	(635.2)	—
Total assets	$9,075.3	$32.4	$1,408.6	$(635.2)	$9,881.1
Liabilities and member's equity
Current liabilities
Accounts payable	$15.7	$0.1	$16.1	$—	$31.9
Accrued liabilities	260.3	0.8	62.5	—	323.6
Accrued interest	84.9	—	—	—	84.9
Current portion of long-term debt	130.0	—	—	—	130.0
Operating lease obligations, current	95.7	1.8	29.7	—	127.2
Finance lease obligations, current	8.3	—	1.2	—	9.5
Deferred revenue, current	135.0	0.1	37.8	—	172.9
Total current liabilities	729.9	2.8	147.3	—	880.0
Long-term debt, non-current	5,318.4	—	377.7	—	5,696.1
Operating lease liabilities, non-current	252.1	—	135.3	—	387.4
Finance lease obligation, non-current	167.5	—	8.5	—	176.0
Deferred revenue, non-current	1,104.0	—	101.4	—	1,205.4
Deferred income taxes, net	144.1	—	3.4	—	147.5
Other long-term liabilities	0.7	—	29.4	—	30.1
Total liabilities	7,716.7	2.8	803.0	—	8,522.5

Member's equity
Member's interest	1,611.5	10.1	445.5	(464.6)	1,602.5
Accumulated other comprehensive loss	(38.3)	—	(38.3)	38.3	(38.3)
Accumulated deficit	(214.6)	19.5	198.4	(208.9)	(205.6)
Total member's equity	1,358.6	29.6	605.6	(635.2)	1,358.6
Total liabilities and member's equity	$9,075.3	$32.4	$1,408.6	$(635.2)	$9,881.1

Condensed Consolidating Balance Sheets (Unaudited)

June 30, 2019

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$85.9	$9.6	$89.9	$—	$185.4
Trade receivables, net of allowance	97.7	2.6	76.7	—	177.0
Prepaid expenses	47.9	0.1	17.3	—	65.3
Other current assets	131.4	—	(74.6)	—	56.8
Total current assets	362.9	12.3	109.3	—	484.5
Property and equipment, net	5,010.1	—	798.8	—	5,808.9
Intangible assets, net	983.7	7.3	127.8	—	1,118.8
Goodwill	1,520.3	14.6	171.7	—	1,706.6
Deferred income taxes, net	1.0	—	23.8	—	24.8
Other assets	152.4	—	37.8	—	190.2
Related party receivable	358.9	—	—	(358.9)	—
Investment in subsidiary	664.1	—	—	(664.1)	—
Total assets	$9,053.4	$34.2	$1,269.2	$(1,023.0)	$9,333.8
Liabilities and member's equity
Current liabilities
Accounts payable	$53.2	$0.5	$20.0	$—	$73.7
Accrued liabilities	243.4	1.4	70.0	—	314.8
Accrued interest	73.1	—	—	—	73.1
Current portion of long-term debt	5.0	—	—	—	5.0
Finance lease obligations, current	8.6	—	1.4	—	10.0
Deferred revenue, current	135.1	0.1	39.7	—	174.9
Total current liabilities	518.4	2.0	131.1	—	651.5
Long-term debt, non-current	5,839.7	—	—	—	5,839.7
Related party debt, long-term	—	—	358.9	(358.9)	—
Finance lease obligation, non-current	163.4	—	8.8	—	172.2
Deferred revenue, non-current	1,045.2	—	102.9	—	1,148.1
Deferred income taxes, net	136.6	—	2.2	—	138.8
Other long-term liabilities	21.3	—	33.4	—	54.7
Total liabilities	7,724.6	2.0	637.3	(358.9)	8,005.0

Member's equity
Member's interest	1,587.4	13.5	462.6	(487.3)	1,576.2
Accumulated other comprehensive loss	(23.9)	—	(23.9)	23.9	(23.9)
Accumulated deficit	(234.7)	18.7	193.2	(200.7)	(223.5)
Total member's equity	1,328.8	32.2	631.9	(664.1)	1,328.8
Total liabilities and member's equity	$9,053.4	$34.2	$1,269.2	$(1,023.0)	$9,333.8

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2019

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$507.0	$5.1	$126.5	$—	$638.6
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	169.9	3.4	57.7	—	231.0
Selling, general and administrative expenses (including stock-based compensation)	95.4	0.4	26.8	—	122.6
Depreciation and amortization	138.2	0.5	17.4	—	156.1
Total operating costs and expenses	403.5	4.3	101.9	—	509.7
Operating income	103.5	0.8	24.6	—	128.9
Other expenses
Interest expense	(79.1)	—	(5.6)	—	(84.7)
Foreign currency loss on intercompany loans	(1.0)	—	(11.9)	—	(12.9)
Other expense	0.3	—	0.3	—	0.6
Equity in net earnings of subsidiaries	8.2	—	—	(8.2)	—
Total other expense, net	(71.6)	—	(17.2)	(8.2)	(97.0)
Income/(loss) from operations before income taxes	31.9	0.8	7.4	(8.2)	31.9
Provision for income taxes	11.8	—	2.2	—	14.0
Net income/(loss)	20.1	0.8	5.2	(8.2)	17.9
Other comprehensive (loss)/income, net of income taxes	(14.4)	—	(14.4)	14.4	(14.4)
Comprehensive income/(loss)	$5.7	$0.8	$(9.2)	$6.2	$3.5

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2018

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$498.6	$5.2	$137.3	$—	$641.1
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	160.7	3.7	64.0	—	228.4
Selling, general and administrative expenses (including stock-based compensation)	91.3	0.4	30.4	—	122.1
Depreciation and amortization	146.0	0.5	21.3	—	167.8
Total operating costs and expenses	398.0	4.6	115.7	—	518.3
Operating income	100.6	0.6	21.6	—	122.8
Other expenses
Interest expense	(76.5)	—	(5.7)	—	(82.2)
Foreign currency loss on intercompany loans	(2.2)	—	(2.4)	—	(4.6)
Other expense	6.2	—	0.4	—	6.6
Equity in net earnings of subsidiaries	9.8	—	—	(9.8)	—
Total other expense, net	(62.7)	—	(7.7)	(9.8)	(80.2)
Income/(loss) from operations before income taxes	37.9	0.6	13.9	(9.8)	42.6
Provision for income taxes	15.8	—	4.7	—	20.5
Net income/(loss)	22.1	0.6	9.2	(9.8)	22.1
Other comprehensive income/(loss), net of income taxes	6.3	—	6.3	(6.3)	6.3
Comprehensive income/(loss)	$28.4	$0.6	$15.5	$(16.1)	$28.4

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2019

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$277.2	$1.4	$33.2	$311.8
Cash flows from investing activities:
Purchases of property and equipment	(184.3)	—	(32.8)	(217.1)
Net cash used in investing activities	(184.3)	—	(32.8)	(217.1)
Cash flows from financing activities:
Principal payments on long-term debt	(21.3)	—	—	(21.3)
Principal repayments on finance lease obligations	(2.0)	—	(0.1)	(2.1)
Contributions to parent	(9.5)	(3.6)	13.1	—
Net cash (used in)/ provided by financing activities	(32.8)	(3.6)	13.0	(23.4)
Effect of changes in foreign exchange rates on cash	—	—	(2.7)	(2.7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	60.1	(2.2)	10.7	68.6
Cash, cash equivalents and restricted cash, beginning of year	86.3	9.6	90.7	186.6
Cash, cash equivalents and restricted cash, end of period	$146.4	$7.4	$101.4	$255.2

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2018

	Zayo Group,
	LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$212.0	$3.1	$26.7	$241.8
Cash flows from investing activities:
Purchases of property and equipment	(150.5)	—	(32.0)	(182.5)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—	—	39.0
Net cash used in investing activities	(111.5)	—	(32.0)	(143.5)
Cash flows from financing activities:
Principal payments on long-term debt	(1.3)	—	—	(1.3)
Principal repayments on finance lease obligations	(1.6)	—	(0.3)	(1.9)
Payments to repurchase ZGH common stock	(0.2)	—	—	(0.2)
Contributions to parent	(8.7)	(1.6)	10.3	—
Cash paid for Santa Clara acquisition	(3.3)	—	—	(3.3)
Net cash (used in)/provided by financing activities	(15.1)	(1.6)	10.0	(6.7)
Effect of changes in foreign exchange rates on cash	—	—	2.2	2.2
Net increase in cash, cash equivalents and restricted cash	85.4	1.5	6.9	93.8
Cash, cash equivalents and restricted cash, beginning of year	142.7	5.9	112.0	260.6
Cash, cash equivalents and restricted cash, end of period	$228.1	$7.4	$118.9	$354.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (the “Company,” “we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, completion of the Merger (defined below) and uncertainty among customers and employees regarding the Merger, and potential organizational strategies that we may opt to pursue in the future, such as Zayo Group Holdings, Inc.’s potential REIT conversion including our ability to successfully combine our divisions and the feasibility and timing of any REIT conversion. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 4, 2019 (our “Annual Report”) and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2019, included in our Annual Report.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 2.

In May 2018, Zayo Group Holdings, Inc. (“ZGH”) announced it completed the first phase of their investigation on the advisability and feasibility of a conversion to a real estate investment trust for U.S. federal income tax purposes (a “REIT”). Please see “Evaluation and Preparation for Potential REIT Conversion” in the below “Overview”.

On May 8, 2019, ZGH, Front Range TopCo, Inc. (“Parent”), a Delaware corporation and Front Range BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a consortium of private equity funds including affiliates of EQT Infrastructure IV, Digital Colony Partners, LP, DC Front Range Holdings I, LP and FMR LLC (the “Consortium”). Upon the close of the Merger, ZGH will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium. Capitalized terms used herein not otherwise defined have the meanings set forth in the Merger Agreement. Please see “Significant Merger Development” in the below “Overview”.

Overview

We are a large and growing provider of access to bandwidth infrastructure in the United States (“U.S.”), Europe and Canada. We are a wholly-owned subsidiary of Zayo Group Holdings, Inc. Our products and offerings enable our customers’ mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Our key products and offerings include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, ethernet, IP connectivity, cloud-based computing and storage products and other high-bandwidth offerings. We provide access to our bandwidth infrastructure and other offerings over a unique set of dense metro, regional, and long-haul fiber network sections and through our interconnect-oriented data center facilities. Our fiber network sections and data center facilities are critical components of the overall physical network architecture of the internet and private networks. Our customer base includes some of the largest and most sophisticated users of bandwidth infrastructure, such as wireless service carriers; telecommunications service carriers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide customers with access to our bandwidth infrastructure solutions for a fixed monthly recurring fee under contracts that vary between one and twenty or more years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for the ZGH stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and ZGH stockholders.

We are a Delaware limited liability company formed in 2007. We are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2020 as “Fiscal 2020” and the fiscal year ended June 30, 2019 as “Fiscal 2019.”

Reportable Segments and our Strategic Product Groups (“SPG”)

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. With the continued increase in our scope and scale, during the fourth quarter of Fiscal 2019, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The changes in structure had the impact of combining our legacy Fiber Solutions, Transport, and Enterprise Networks segments into a single new segment, Zayo Networks, and re-aligning our Cloud and Cybersecurity SPG from our legacy Enterprise Networks segment to our zColo segment. These changes to our existing reportable segments have been recast for all prior period financial and operating metrics presented in this Annual Report for comparability. Our four reportable segments are described below.

Zayo Networks. Our Zayo Networks segment provides access to bandwidth infrastructure. This includes our Fiber, Layer 2/3 and Transport solutions. Within the Fiber business, Zayo provides access to mobile infrastructure (fiber-to-the-tower and small cell). Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites and mobile switching centers. Fiber Solutions customers include carriers and other communication service providers, internet service providers, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms for Fiber Solutions customers tend to range from three to twenty or more years. Our Layer 2/3 line of business provides connectivity and telecommunications solutions to medium and large enterprises. Our offerings within Layer 2/3 include Ethernet, internet offerings, Wide Area Networking products and CloudLink. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms for Layer 2/3 solutions tend to range from one to five years. Our Transport line of business provide access to lit communications bandwidth infrastructure using customer-accessed optronics to light the fiber, and our customers pay for access based on the amount and type of bandwidth they require.  We target customers who require a significant amount of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

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

Other.  The Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining a network. The contract terms typically run for one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication equipment sales.

Evaluation and Preparation for Potential REIT Conversion

On May 3, 2018, ZGH announced the completion of the first phase of their investigation on the advisability and feasibility of a conversion of ZGH to a REIT. As part of the current phase of ZGH’s evaluation and preparation for a potential conversion to a REIT, ZGH began a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for their position, and ZGH is seeking a private letter ruling (“PLR”) from the IRS that addresses, among other things, whether our revenues from dark and lit fiber satisfy applicable REIT income tests. ZGH submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2019 or beyond or may not respond at all. ZGH’s ultimate decision to convert to a REIT may depend upon a favorable PLR from the IRS.

Also, we have begun to execute various organizational changes that are required for ZGH to operate as a REIT, including the adoption of amendments to our organizational documents, that, among other things, impose certain stock ownership limitations and transfer restrictions, the realignment of our business segments to clearly delineate the leasing of network assets from ancillary services and, in particular, the separation and potential divestiture or deconsolidation of our Allstream business segment. These organizational changes are not expected to result in any changes to our reportable segments.

If, following the current phase of evaluation and preparation, ZGH decides to convert to a REIT and are successful in qualifying ZGH for taxation as a REIT, then we will generally be permitted to deduct from federal income taxes the dividends that ZGH pays to its stockholders. The income represented by such dividends would not be subject to federal income taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of ZGH’s domestic taxable REIT subsidiaries (each, a “TRS”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through entities that are disregarded from us for U.S. federal income tax purposes. Also, we will be subject to a separate corporate income tax on any gains recognized during a specified period (generally five years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date ZGH converts to a REIT.

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into ZGH (the “Merger”), with ZGH as the surviving and continuing corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each of ZGH’s outstanding shares of Common Stock (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in our treasury, all of which shall be canceled without any consideration being exchanged therefore or shares of ZGH’s Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash.

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

ZGH’s board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, ZGH held a special meeting of stockholders where the stockholders approved the adoption of the Merger Agreement. On July 31, 2019, ZGH announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction The closing of the deal continues to be subject to customary conditions, including regulatory clearances relating to review and clearance by the Committee on Foreign Investment in the United States and the receipt of certain foreign antitrust approvals, certain other foreign direct investment review approvals, and specified FCC and state public utility commission approvals. The Merger is expected to close in the first half of 2020. Until the closing, we will continue to operate as an independent company.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through September 30, 2019.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of September 30, 2019, $3.2 million of purchase consideration was held in escrow. We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

Substantial Indebtedness

As of September 30, 2019 and June 30, 2019, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	September 30, 2019	June 30, 2019
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$487.5	$488.7
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	125.0	145.0
Total obligations					5,861.8	5,883.0
Unamortized premium, net					11.9	11.9
Unamortized debt issuance costs					(47.6)	(50.2)
Carrying value of debt					5,826.1	5,844.7
Less current portion (2)					(130.0)	(5.0)
Total long-term debt, less current portion					$5,696.1	$5,839.7
(1)	The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was April 2019.
(2)	The earliest possible maturity under the Extension Amendment No. 1 entered into on April 3, 2019 is July 2020 and as a result, the Revolving Loan Facility is classified as current. See Note 5 – Long-term Debt to the condensed consolidated financial statements for further details.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.2% and 4.6% at September 30, 2019 and June 30, 2019, respectively. Interest rates on the Company’s senior secured revolving credit facility (“the Revolver”) as of September 30, 2019 and June 30, 2019 were approximately 3.8% and 4.2%, respectively. As of September 30, 2019, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.6 million as of September 30, 2019, leaving $316.4 million available under the Revolver, subject to certain conditions.

Substantial Capital Expenditures

During the three months ended September 30, 2019 and 2018, we invested $217.1 million and $182.5 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2019.

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

As we conduct operations outside of the U.S. and have historically acquired companies with functional currencies other than the U.S. dollar (“USD”), the estimated revenue growth rates may not adequately reflect operational performance as a result of changes in foreign currency exchange rates. The estimated revenue growth rates are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on the first day of the earliest period presented.

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

Netops expense includes all of the non-personnel expenses of operating and maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Such costs are included in operating costs in our condensed consolidated statements of operations.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense and severance expense incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions or disposals. Transaction costs are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Zayo Networks	$483.2	$461.6	$21.6	5%
zColo	63.7	69.3	(5.6)	(8)%
Allstream	86.6	105.0	(18.4)	(18)%
Other	5.1	5.2	(0.1)	(2)%
Consolidated	$638.6	$641.1	$(2.5)	*

* not meaningful

Our total revenue decreased by $2.5 million to $638.6 million for the three months ended September 30, 2019 from $641.1 million for the three months ended September 30, 2018.

The revenue decline was primarily driven by changes in exchange rates and churn associated with our Allstream segment. The average exchange rate of the GBP against the USD weakened by 5.4%, the average exchange rate of the Euro against the USD weakened by 3.9%, and the average exchange rate of the CAD against the USD weakened by 1.4% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Normalizing our estimated revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate revenue was negatively impacted by fluctuations in foreign currency rates between the three months ended September 30, 2019 and September 30, 2018 by $3.6 million, or approximately 0.6%.

Zayo Networks. Revenue from our Zayo Networks segment increased by $21.6 million, or 5%, to $483.2 million for the three months ended September 30, 2019 from $461.6 million for the three months ended September 30, 2018. The increase was a result organic growth.

zColo.   Revenue from our zColo segment decreased by $5.6 million, or 8%, to $63.7 million for the three months ended September 30, 2019 from $69.3 million for the three months ended September 30, 2018. The decrease was due to increased churn.

Allstream.   Revenue from our Allstream segment decreased by $18.4 million, or 18%, to $86.6 million for the three months ended September 30, 2019 from $105.0 million for the three months ended September 30, 2018. The decrease was due to increased churn.

Other.   Revenue from our Other segment remained consistent at $5.1 million for the three months ended September 30, 2019 compared to $5.2 million for the three months ended September 30, 2018. The Other segment represented less than 1% of our total revenue during the three months ended September 30, 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Three Months Ended September 30,
	2019		2018
	(in millions)
Monthly recurring revenue	$572.2	90%	$578.7	90%
Amortization of deferred revenue	40.3	6%	37.0	6%
Usage revenue	15.7	2%	16.6	3%
Other revenue	10.4	2%	8.8	1%
Total Revenue	$638.6	100%	$641.1	100%

Operating Costs and Expenses

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Zayo Networks	$341.0	$337.4	$3.6	1%
zColo	74.5	72.9	1.6	2%
Allstream	90.0	103.2	(13.2)	(13)%
Other	4.2	4.8	(0.6)	(13)%
Consolidated	$509.7	$518.3	$(8.6)	(2)%

Our operating costs decreased by $8.6 million, or 2%, to $509.7 million for the three months ended September 30, 2019 from $518.3 million for the three months ended September 30, 2018. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $11.7 million and $1.3 million in compensation and benefits expenses, offset by increases of $1.3 million in transaction costs, $0.5 million in stock-based compensation, $0.5 million in Netex and Netops, net and $2.1 million in other expenses.

Zayo Networks.    Zayo Networks operating costs increased by $3.6 million, or 1%, to $341.0 million for the three months ended September 30, 2019 from $337.4 million for the three months ended September 30, 2018. The increase in operating costs and expenses was primarily a result of an increase of $6.0 million in Netex and Netops costs, $1.3 million in compensation and benefits expenses, $1.5 million in transaction costs, and $2.7 million in other expenses, partially offset by decreases of $5.0 million in depreciation and amortization and $2.9 million in stock-based compensation.

zColo.    zColo operating costs increased by $1.6 million, or 2%, to $74.5 million for the three months ended September 30, 2019 from $72.9 million for the three months ended September 30, 2018. The increase in operating costs and expenses was primarily a result of increases in stock-based compensation of $2.6 million, and $0.8 million in other expenses, partially offset by decreases of $1.8 million in Netex and Netops, net.

Allstream.    Allstream operating costs decreased by $13.2 million, or 13%, to $90.0 million for the three months ended September 30, 2019 from $103.2 million for the three months ended September 30, 2018. The decrease in operating costs and expenses was primarily a result of decreases in depreciation and amortization of $6.7 million, Netex and Netops of $5.1 million, $1.1 million in other operating costs, $0.9 million in compensation and benefits and $0.2 million in transactions costs, partially offset by increases in stock based compensation expense of $0.8 million.

Other. Other operating costs were $4.2 million for the three months ended September 30, 2019, as compared to $4.8 million for the three months ended September 30, 2018. The decrease was primarily related to a decrease in compensation and benefits expense and a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$120.7	$122.7	$(2.0)	(2)%
Compensation and benefits expenses	79.4	80.7	(1.3)	(2)%
Network operations expense	77.5	75.0	2.5	3%
Other expenses	46.8	44.7	2.1	5%
Transaction costs	2.0	0.7	1.3	*
Stock-based compensation	27.2	26.7	0.5	2%
Depreciation and amortization	156.1	167.8	(11.7)	(7)%
Total operating costs and expenses	$509.7	$518.3	$(8.6)	(2)%

* not meaningful

Netex. Our Netex decreased by $2.0 million, or 2%, to $120.7 million for the three months ended September 30, 2019 from $122.7 million for the three months ended September 30, 2018. The decrease in Netex was primarily due to the decrease in revenues.

Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $1.3 million, or 2%, to $79.4 million for the three months ended September 30, 2019 from $80.7 million for the three months ended September 30, 2018. The decrease is primarily due to a decrease in incentive compensation.

Network Operations Expenses.    Network operations expenses increased by $2.5 million, or 3%, to $77.5 million for the three months ended September 30, 2019 from $75.0 million for the three months ended September 30, 2018. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 2% to 133,000 miles at September 30, 2019 from 131,000 miles at September 30, 2018.

Other Expenses.    Other expenses increased by $2.1 million, or 5%, to $46.8 million for the three months ended September 30, 2019 from $44.7 million for the three months ended September 30, 2018. The increase was primarily the result of increased property taxes and bad debt expense.

Transaction Costs. Transaction costs increased by $1.3 million to $2.0 million for the three months ended September 30, 2019 from $0.7 million for the three months ended September 30, 2018.  The increase is the result of Merger related transaction costs.

Stock-Based Compensation.    Stock-based compensation expense increased by $0.5 million, or 2%, to $27.2 million for the three months ended September 30, 2019 from $26.7 million for the three months ended September 30, 2018. The increase was driven by an increase in the expense associated with Part A awards due to a higher volume of awards granted and a higher weighted average grant date value per share.

Depreciation and Amortization. Depreciation and amortization expense decreased by $11.7 million, or 7%, to $156.1 million for the three months ended September 30, 2019 from $167.8 million for the three months ended September 30, 2018 as a result of adjustments in depreciation.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2019 and 2018, respectively.

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(84.7)	$(82.2)	$(2.5)	(3)%
Foreign currency loss on intercompany loans	(12.9)	(4.6)	(8.3)	*
Other income, net	0.6	6.6	(6.0)	*
Total other expenses, net	$(97.0)	$(80.2)	$(16.8)	(21)%

* not meaningful

Interest expense. Interest expense increased by $2.5 million, or 3%, to $84.7 million for the three months ended September 30, 2019 from $82.2 million for the three months ended September 30, 2018. The increase was primarily a result of an increase in borrowings under the Revolver.

Foreign currency loss on intercompany loans.   We recorded a foreign currency loss on intercompany loans of $12.9 million for the three months ended September 30, 2019 compared to a $4.6 million loss for the three months ended September 30, 2018. We have intercompany loans primarily between our U.S. and UK entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash loss was driven by the strengthening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into with foreign subsidiaries whose functional currency is in GBP.

Other income, net. Other income, net decreased by $6.0 million to $0.6 million for the three months ended September 30, 2019 from $6.6 million for the three months ended September 30, 2018. The decrease was primarily a result of the pre-tax gain of $5.5 million on the sale of Scott-Rice Telephone Co. for the three months ended September 30, 2018.

Provision for Income Taxes

Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Three Months Ended September 30,
	2019	2018
	(in millions)
Expected provision at the statutory rate	$6.7	$8.9
Increase/(decrease) due to:
Stock-based compensation	0.7	1.1
State income taxes expense, net of federal benefit	1.9	1.5
Change in statutory tax rate, outside U.S.	—	(0.1)
Change in uncertain tax benefits	1.0	—
Foreign tax rate differential	1.2	0.2
State NOL expirations	1.6	—
U.S. Tax Reform	—	7.6
Change in valuation allowance	—	(0.3)
Other, net	0.9	1.6
Provision for income taxes	$14.0	$20.5

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits. Provisional impacts of U.S. Tax Reform were recorded in the six months ended June 30, 2018 and further adjusted during the three months ended September 30, 2018. In accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded the final impacts of U.S. Reform at the end of the provisional measurement period on December 31, 2018.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under accounting principles generally accepted in the United States (“GAAP”). For example, Adjusted EBITDA:

●	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;

●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on our debt; and
●	does not reflect cash required to pay income taxes.

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same manner.

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the Three Months Ended September 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$277.5	$26.6	$9.3	$1.4	$—	$314.8
Interest expense	(71.0)	(10.9)	(2.8)	—	—	(84.7)
Provision for income taxes	—	—	1.7	—	(15.7)	(14.0)
Depreciation and amortization expense	(113.5)	(30.5)	(11.6)	(0.5)	—	(156.1)
Transaction costs	(1.8)	(0.2)	—	—	—	(2.0)
Stock-based compensation	(19.6)	(6.6)	(0.8)	(0.2)	—	(27.2)
Foreign currency loss on intercompany loans	—	—	—	—	(12.9)	(12.9)
Net income/(loss)	$71.6	$(21.6)	$(4.2)	$0.7	$(28.6)	$17.9

	For the Three Months Ended September 30, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$266.2	$31.3	$20.8	$1.1	$—	$319.4
Interest expense	(66.4)	(11.8)	(4.0)	—	—	(82.2)
Provision for income taxes	—	—	(7.1)	—	(13.4)	(20.5)
Depreciation and amortization expense	(118.5)	(30.4)	(18.4)	(0.5)	—	(167.8)
Transaction costs	(0.3)	(0.2)	(0.2)	—	—	(0.7)
Stock-based compensation	(22.5)	(4.0)	—	(0.2)	—	(26.7)
Foreign currency loss on intercompany loans	—	—	—	—	(4.6)	(4.6)
Gain on business disposition	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.2)	—	—	—	(0.1)	(0.3)
Net income/(loss)	$58.3	$(15.1)	$(3.4)	$0.4	$(18.1)	$22.1

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Historically, our principal uses of cash have been for acquisitions, capital expenditures, working capital, debt service requirements and capital distributions to ZGH for repurchases of ZGH common stock. We anticipate our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the indentures governing the 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), the 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”) and the 5.75% senior unsecured notes due 2027 (the “2027 Unsecured Notes” and collectively with the 2023 and 2025 Unsecured Notes, the “Notes”) and the Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in the Company’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that the Company maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of the Company and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness. The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of September 30, 2019, we had $253.9 million in cash and cash equivalents which consisted of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. As of September 30, 2019, we also had a working capital deficit of $349.1 million, which includes $172.9 million of current deferred revenue we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2019 current deferred revenue balance. The working capital deficit also included $127.2 million of operating lease liabilities. Additionally, as of September 30, 2019, we had $316.4 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures increased by $34.6 million, or 19%, to $217.1 million during the three months ended September 30, 2019, as compared to $182.5 million for the three months ended September 30, 2018. The increase is primarily due to our continued investment in our network, which we plan to continue for the foreseeable future. As of September 30, 2019, we were contractually committed for $585.6 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including of $316.4 million of availability under our Revolver), contributions from Zayo Group Holdings, Inc., and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, or issue new debt through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

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

The following table sets forth components of our cash flow for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$311.8	$241.8
Net cash used in investing activities	$(217.1)	$(143.5)
Net cash used in financing activities	$(23.4)	$(6.7)

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities increased by $70.0 million, or 29%, to $311.8 million during the three months ended September 30, 2019 from $241.8 million during the three months ended September 30, 2018. Net cash flows from operating activities during the three months ended September 30, 2019 include net income of $17.9 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $156.1 million, stock-based compensation expense of $27.2 million, the deferred income taxes of $11.8 million and foreign currency loss on intercompany loans of $12.9 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $81.4 million, which was partially offset by amortization of deferred revenue of $40.3 million.  Cash flow during the period was increased by the net change in working capital components of $39.5 million.

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

The increase in net cash flows from operating activities during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily due to an increase in deferred revenue additions and working capital components.

Cash Flows used in Investing Activities

We used cash in investing activities of $217.1 million and $143.5 million during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, we used $217.1 million of cash for additions to property and equipment.

During the three months ended September 30, 2018, we used $182.5 million of cash for additions to property and equipment. This was partially offset by proceeds from our sale of SRT of $39.0 million, which does not include $3.2 million of consideration held in escrow.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $23.4 million and $6.7 million during the three months ended September 30, 2019 and 2018, respectively.

Our cash flows used in financing activities during the three months ended September 30, 2019 were comprised of $21.3 million in principal payments on long-term debt and $2.1 million in principal payments on finance lease obligations.

Our cash flows used in financing activities during the three months ended September 30, 2018 were primarily comprised of $2.0 million for contingent consideration payments, $1.9 million in principal payments on finance lease obligations, $1.3 million in principal payments on long-term debt and $1.3 million in payments on the Santa Clara acquisition financing agreement.

Contractual Obligations

There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended September 30, 2019, from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the condensed consolidated financial statements, (ii) disclosed in Note 11 – Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of September 30, 2019, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $487.5 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, $125.0 million on our Revolver and $185.5 million of finance lease obligations. As of June 30, 2019, we had $316.4 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,069.1 million as of September 30, 2019. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75% respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of September 30, 2019, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.2% and 3.8%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility and Revolver of one percentage point would increase our annualized interest expense on the Term Loan Facility and Revolver by approximately 22% or $18.8 million, based on the applicable interest rate as of September 30, 2019. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2019, our foreign activities accounted for approximately 20% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.3 million for the three months ended September 30, 2019. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

Beginning July 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (“ASC 842”). We implemented internal controls to ensure we adequately evaluated our contracts, trained applicable personnel and properly assessed the new accounting standard related to lease recognition in our condensed consolidated financial statements.

Other than the internal controls related to the adoption of ASC 842 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Following the filing of the ZGH preliminary proxy statement on June 3, 2019, several complaints were filed against ZGH and its Board of Directors challenging the Merger. Four actions were filed in the United States District Court for the District of Delaware captioned Scarantino v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01068-RGA (D. Del.), Klein v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01085-RGA (D. Del.), Duggan v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01112-RGA (D. Del.), and Dixon v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01123-RGA (D. Del.); one action was filed in the United States District Court for the District of Colorado captioned Graves v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01747-LTB (D. Colo.); and one action was filed in the District Court of Boulder County, Colorado captioned Saroop v. Zayo Group Holdings, Inc., et al., Case No. 2019CV30601. The complaints generally alleged, among other things, that ZGH and its directors disseminated an allegedly false and materially misleading proxy statement or that ZGH’s Board of Directors breached their fiduciary duties in connection with the merger. The complaints sought, among other things, to enjoin the merger, a declaration that the proxy statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

ZGH issued supplemental disclosures in the definitive proxy statement dated June 26, 2019.  In light of those supplemental disclosures, as of September 30, 2019, each of the above-referenced complaints was voluntarily dismissed as moot.

Three ZGH stockholders also filed complaints in the Delaware Court of Chancery pursuant to 8 Del. C. §220 seeking corporate books and records, captioned Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-TMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-TMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-TMR (July 31, 2019).  The Company intends to vigorously defend against these actions.

ITEM 1A.        RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended September 30, 2019.

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statement of Member’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group, LLC

Date: November 6, 2019	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 6, 2019	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer