Form 10-Q
period 2019-12-31
ZAYO GROUP LLC
filed 2020-02-04
CIK 1502756

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ⌧

ZAYO GROUP, LLC AND SUBSIDIARIES

ZAYO GROUP, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)

	December 31, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$180.6	$185.4
Trade receivables, net of allowance of $21.6 and $17.6 as of December 31, 2019 and June 30, 2019, respectively	124.5	177.0
Prepaid expenses	66.2	65.3
Other current assets	58.7	56.8
Total current assets	430.0	484.5
Property and equipment, net	6,019.1	5,808.9
Intangible assets, net	1,076.4	1,118.8
Goodwill	1,711.1	1,706.6
Right-of-use operating lease assets	478.2	—
Deferred income taxes, net	15.5	24.8
Other assets	230.2	190.2
Total assets	$9,960.5	$9,333.8
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$24.4	$73.7
Accrued liabilities	341.2	314.8
Accrued interest	72.6	73.1
Current portion of long-term debt	55.0	5.0
Operating lease obligations, current	124.7	—
Finance lease obligations, current	10.0	10.0
Deferred revenue, current	170.8	174.9
Total current liabilities	798.7	651.5
Long-term debt, non-current	5,697.6	5,839.7
Operating lease liabilities, non-current	371.9	—
Finance lease obligation, non-current	177.5	172.2
Deferred revenue, non-current	1,263.6	1,148.1
Deferred income taxes, net	158.6	138.8
Other long-term liabilities	29.6	54.7
Total liabilities	8,497.5	8,005.0
Commitments and contingencies (Note 11)
Member's equity
Member's interest	1,627.4	1,576.2
Accumulated other comprehensive loss	(20.2)	(23.9)
Accumulated deficit	(144.2)	(223.5)
Total member's equity	1,463.0	1,328.8
Total liabilities and member's equity	$9,960.5	$9,333.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$653.7	$639.1	$1,292.3	$1,280.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	232.2	222.0	463.2	450.4
Selling, general and administrative expenses (including stock-based compensation—Note 8)	123.1	125.5	245.7	247.6
Depreciation and amortization	157.9	146.9	314.0	314.7
Total operating costs and expenses	513.2	494.4	1,022.9	1,012.7
Operating income	140.5	144.7	269.4	267.5
Other expenses
Interest expense	(82.0)	(84.0)	(166.7)	(166.2)
Foreign currency gain/(loss) on intercompany loans	27.4	(8.3)	14.5	(12.9)
Other income, net	0.6	0.3	1.2	6.9
Total other expenses, net	(54.0)	(92.0)	(151.0)	(172.2)
Income from operations before income taxes	86.5	52.7	118.4	95.3
Provision for income taxes	25.1	22.5	39.1	43.0
Net income	$61.4	$30.2	$79.3	$52.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$61.4	$30.2	$79.3	$52.3
Foreign currency translation adjustments, net of tax	18.1	(30.6)	3.3	(22.4)
Defined benefit pension plan adjustments, net of tax	—	4.4	0.4	2.5
Comprehensive income	$79.5	$4.0	$83.0	$32.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

(in millions)

	For the Three Months Ended December 31, 2019
	Member's Interest	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Member's Equity
Balance at September 30, 2019	$1,602.5	$(38.3)	$(205.6)	$1,358.6
Stock-based compensation	24.9	—	—	24.9
Foreign currency translation adjustment	—	18.1	—	18.1
Net income	—	—	61.4	61.4
Balance at December 31, 2019	$1,627.4	$(20.2)	$(144.2)	$1,463.0

	For the Three Months Ended December 31, 2018
	Member's Interest	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Member's Equity
September 30, 2018	$1,902.7	$(9.2)	$(351.4)	$1,542.1
Stock-based compensation	25.3	—	—	25.3
Foreign currency translation adjustment	—	(30.6)	—	(30.6)
Capital distribution to parent	(402.3)	—	—	(402.3)
Defined benefit pension plan adjustments	—	4.4	—	4.4
Net income	—	—	30.2	30.2
Balance at December 31, 2018	$1,525.7	$(35.4)	$(321.2)	$1,169.1

	For the Six Months Ended December 31, 2019
	Member's Interest	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2019	$1,576.2	$(23.9)	$(223.5)	$1,328.8
Stock-based compensation	51.2	—	—	51.2
Foreign currency translation adjustment	—	3.3	—	3.3
Defined benefit pension plan adjustments	—	0.4	—	0.4
Net income	—	—	79.3	79.3
Balance at December 31, 2019	$1,627.4	$(20.2)	$(144.2)	$1,463.0

	For the Six Months Ended December 31, 2018
	Member's Interest	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Member's Equity
Balance at June 30, 2018	$1,876.6	$(15.5)	$(373.5)	$1,487.6
Stock-based compensation	51.6	—	—	51.6
Foreign currency translation adjustment	—	(22.4)	—	(22.4)
Capital distribution to parent	(402.5)	—	—	(402.5)
Defined benefit pension plan adjustments	—	2.5	—	2.5
Net income	—	—	52.3	52.3
Balance at December 31, 2018	$1,525.7	$(35.4)	$(321.2)	$1,169.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$79.3	$52.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	314.0	314.7
Gain on sale of SRT	—	(5.5)
Non-cash interest expense	5.5	5.0
Stock-based compensation	54.2	52.9
Amortization of deferred revenue	(81.7)	(74.3)
Foreign currency (gain)/loss on intercompany loans	(14.5)	12.9
Deferred income taxes	28.7	32.4
Provision for bad debts	4.9	4.1
Non-cash loss on investments	—	0.6
Changes in operating assets and liabilities
Trade receivables	47.9	22.9
Accounts payable and accrued liabilities	1.5	(26.9)
Additions to deferred revenue	141.0	81.1
Other assets and liabilities	(12.6)	0.2
Net cash provided by operating activities	568.2	472.4
Cash flows from investing activities
Purchases of property and equipment	(471.7)	(384.7)
Proceeds from sale of SRT, net of cash held in escrow	—	39.0
Net cash used in investing activities	(471.7)	(345.7)
Cash flows from financing activities
Proceeds from debt	—	250.0
Principal payments on debt	(97.5)	(42.5)
Principal payments on finance lease obligations	(4.1)	(4.0)
Repayments to purchase ZGH common stock	—	(402.5)
Cash paid for Santa Clara acquisition financing arrangement and other	—	(4.6)
Net cash used in financing activities	(101.6)	(203.6)
Net cash flows	(5.1)	(76.9)
Effect of changes in foreign exchange rates on cash	1.3	(6.8)
Net decrease in cash, cash equivalents and restricted cash	(3.8)	(83.7)
Cash, cash equivalents and restricted cash, beginning of period	186.6	260.6
Cash, cash equivalents and restricted cash, end of period	182.8	$176.9

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$155.9	$153.1
Cash paid for income taxes	$4.8	$2.7
Non-cash purchases of equipment through finance leasing	$9.2	$53.0
Non-cash purchases of equipment and other assets through nonmonetary exchange	$64.6	$31.1
Change in accounts payable and accrued expenses for purchases of property and equipment	$29.7	$(26.8)

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2019	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$180.6	$185.4	$175.7	$256.0
Restricted cash included in other assets	2.2	1.2	1.2	4.6
Total cash, cash equivalents and restricted cash	$182.8	$186.6	$176.9	$260.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group, LLC, a Delaware limited liability company, was formed on May 4, 2007, and is the operating parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group LLC and its subsidiaries are collectively referred to as “Zayo Group” or the “Company.” The Company is a wholly-owned subsidiary of Zayo Group Holdings, Inc. (“ZGH”). Headquartered in Boulder, Colorado, the Company provides communication infrastructure solutions, including fiber and bandwidth connectivity, colocation and cloud infrastructure, to businesses primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through four segments:

●	Zayo Networks, including dark fiber, mobile infrastructure solutions, ethernet, wavelength, wholesale IP, SONET solutions, private lines and dedicated internet.
●	Zayo Colocation (“zColo”), including provision of colocation space and power and interconnection offerings and cloud-based computing offerings.
●	Allstream, including Cloud, VoIP and Data Solutions.
●	Other offerings, including Zayo Professional Services (“ZPS”).

Significant Merger Development

On May 8, 2019, ZGH, Front Range TopCo, Inc. (“Parent”), a Delaware corporation and Front Range BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a consortium of private equity funds including affiliates of EQT Infrastructure IV, Digital Colony Partners, LP, DC Front Range Holdings I, LP and FMR LLC (the “Consortium”). Upon the close of the Merger (defined below), ZGH will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium.

The Merger Agreement provides, among other things and upon the terms and subject to the conditions of the Merger Agreement, that (i) Merger Sub will be merged with and into ZGH (the “Merger”), with ZGH surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each outstanding share of ZGH common stock, par value $0.001 per share (“Common Stock”) (other than ZGH Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in the treasury of ZGH, all of which shall be cancelled without any consideration being exchanged therefor, or shares of Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash (the “Merger Consideration”).

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

ZGH’s board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, ZGH held a special meeting of stockholders where ZGH stockholders approved the adoption of the Merger Agreement. On July 31, 2019, ZGH announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction. The closing of the deal continues to be subject to customary conditions, including regulatory approvals relating to review and clearance by the Committee on Foreign Investment in the United States (which have been obtained) and the receipt of certain foreign antitrust approvals (which have been obtained), certain other foreign direct investment review approvals (which have been obtained), and the approval of multiple U.S. states

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(all of which have been obtained except for approval from the California public utility commission), and the receipt of FCC approval. We expect to receive all remaining approvals in the first calendar quarter of 2020, but cannot guarantee that such approvals will be timely provided.

In addition, the Merger Agreement may be terminated under specified circumstances. The closing of the Merger is not subject to a financing condition. The Merger is expected to close by late first calendar quarter or early second calendar quarter of 2020. Until the closing, we will continue to operate as an independent company. The Company has incurred ongoing Merger-related costs of $2.0 million and $4.0 million during the three and six months ended December 31, 2019, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to ZGH’s Current Report on Form 8-K filed with the SEC on May 9, 2019.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the operating results for any future interim period or the full year. Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements are presented in millions of dollars.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Accounting Policies

On July 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). See Recently Adopted Accounting Pronouncements below and Note 13 – Leases for additional disclosure on the Company’s adoption of ASC 842 and its impact on the condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 introduced a number of simplification initiatives by removing certain exceptions to the general principles in Topic 740. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements. We are required to adopt the provisions of ASU 2016-13 no later than July 1, 2021.

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

The Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for certain asset classes. The Company also elected the land easements practical expedient, which permits the Company to carry forward the historical accounting treatment for agreements entered into prior to the adoption date.

The adoption of ASC 842 impacted the Company’s condensed consolidated balance sheet with the recognition of existing operating leases as lessee resulting in $527.6 million of right-of-use (“ROU”) assets and $545.1 million of lease liabilities recorded as of July 1, 2019. The standard did not materially impact the Company’s consolidated net income or cash flows for the three and six months ended December 31, 2019.

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

(2) ACQUISITIONS AND DISPOSITIONS

Since inception through December 31, 2019, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals, travel expenses and severance expenses incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions or disposals. The Company incurred transaction costs of $2.5 million and $4.5 million for the three and six months ended December 31, 2019, respectively, and $2.8 million and $3.5 million for the three and six months ended December 31, 2018, respectively. Included in the three and six months ended December 31, 2019 are transaction costs of $2.0 million and $4.0 million, respectively, related to the Merger Agreement between ZGH, Parent and Merger Sub (See Note 1 – Business and Basis of Presentation). Included in the three and six months ended December 31, 2018 are transaction costs of $1.0 million related to the Merger Agreement between the Company, Parent and Merger Sub. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of December 31, 2019, $3.2 million of purchase consideration was held in escrow. The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

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

The following reflects the changes in the carrying amount of goodwill during the six months ended December 31, 2019:

Product Group	As of June 30, 2019	Foreign Currency Translation and Other	As of December 31, 2019
	(in millions)
Fiber Solutions	$1,000.9	$3.6	$1,004.5
Layer 2/3	200.8	0.7	201.5
Transport	176.2	0.6	176.8
zColo	259.6	(0.4)	259.2
Cloud	14.7	—	14.7
Allstream	39.0	—	39.0
Other	15.4	—	15.4
Total	$1,706.6	$4.5	$1,711.1

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2019 and June 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
December 31, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,557.6	$(501.2)	$1,056.4
Underlying rights and other	3.4	(1.9)	1.5
Total	1,561.0	(503.1)	1,057.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	15.0	—	15.0
Total	$1,579.5	$(503.1)	$1,076.4
June 30, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,597.6	$(498.7)	$1,098.9
Underlying rights and other	3.4	(1.5)	1.9
Total	1,601.0	(500.2)	1,100.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.5	—	14.5
Total	$1,619.0	$(500.2)	$1,118.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) LONG-TERM DEBT

As of December 31, 2019 and June 30, 2019, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2019	June 30, 2019
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$486.2	$488.7
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	50.0	145.0
Total obligations					5,785.5	5,883.0
Unamortized premium, net					12.0	11.9
Unamortized debt issuance costs					(44.9)	(50.2)
Carrying value of debt					5,752.6	5,844.7
Less current portion (2)					(55.0)	(5.0)
Total long-term debt, less current portion					$5,697.6	$5,839.7
(1)	The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was April 2019.
(2)	The earliest possible maturity under the Extension Amendment No. 1 entered into on April 3, 2019 is July 2020 and as a result, the Revolving Loan Facility is classified as current. See below for further details.

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, the Company and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing the senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021, which was subsequently revised to January 19, 2021 in Incremental Amendment No. 2 (as defined and discussed below). The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan amount (unless reduced by any prepayments), plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2019 or to date in Fiscal 2020).

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

On April 3, 2019, the Company and Zayo Capital entered into Extension Amendment No. 1 to the Credit Agreement (the “Extension Amendment”) with respect to the Revolver. Under the terms of the Extension Amendment, the maturity date of the revolving credit facility was extended from April 17, 2020 to the earliest of (i) April 17, 2023, (ii) six months prior to the maturity date of the $500.0 million term loan tranche, which matures on January 19, 2021, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full, and (iii) six months prior to the maturity date of the 2023 Unsecured Notes, which mature on April 1, 2023, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full. At December 31, 2019, the Revolver is classified as current portion of long-term debt because July 2020 is the earliest possible maturity date under the Extension Amendment.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.0% and 4.6% at December 31, 2019 and June 30, 2019, respectively. The weighted average interest rates on the Revolver were approximately 3.5% and 4.2% at December 31, 2019 and June 30, 2019, respectively.

The Company had no additional borrowings under the Revolver during the three and six months ended December 31, 2019. As of December 31, 2019, $50.0 million was outstanding under the Revolver and $1,755.5 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.8 million as of December 31, 2019, leaving $391.2 million available under the Revolver, subject to certain conditions.

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

In connection with the Merger, on January 17, 2020, BidCo commenced cash tender offers for any and all of the Company’s outstanding 2023 Unsecured Notes, 2025 Unsecured Notes and 2027 Unsecured Notes (together with the 2023 Unsecured Notes and the 2025 Unsecured Notes, the “Notes”). On January 31, 2020, BidCo announced that it had received tenders and related consents from the requisite number of holders of each such series of the Notes in order to authorize the amendments proposed as part of its offering. See Note 17—Subsequent Events.

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

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2019.

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

The balance of debt issuance costs as of December 31, 2019 and June 30, 2019 was $44.9 million and $50.2 million, respectively, net of accumulated amortization of $69.9 million and $64.6 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.7 million and $5.5 million for the three and six months ended December 31, 2019, respectively, and $2.4 million and $4.9 million for the three and six months ended December 31, 2018, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt, non-current.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Expected provision at the statutory rate	$18.2	$11.1	$24.9	$20.0
Increase/(decrease) due to:
Stock-based compensation	(0.6)	2.5	0.1	3.6
State income tax expense, net of federal benefit	2.8	2.5	4.7	4.0
Change in statutory tax rates outside U.S.	—	—	—	(0.1)
Changes in uncertain tax benefits	—	6.4	1.0	6.4
Foreign tax rate differential	0.4	1.3	1.6	1.5
State NOL expirations	—	—	1.6	—
Adjustments to taxes recorded in a prior year	2.8	—	2.8	—
U.S. Tax Reform	—	(0.4)	—	7.2
Change in valuation allowance	(1.3)	(0.5)	(1.3)	(0.8)
Other, net	2.8	(0.4)	3.7	1.2
Provision for income taxes	$25.1	$22.5	$39.1	$43.0

The Company’s interim income tax provision reflects an estimate of the effective tax rate for the full fiscal year, applied to the year-to-date book income, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on estimated tax expense for the full fiscal year.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits. Provisional impacts of U.S. Tax Reform were recorded in the six months ended June 30, 2018 and further adjusted during the three months ended September 30, 2018. In accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded the final impacts of U.S. Reform prior to the end of the provisional measurement period on December 31, 2018.

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

The Company had gross unrecognized tax benefits of $17.1 million and $15.7 million, as of December 31, 2019 and June 30, 2019, respectively. These amounts include accrued interest and penalties of $2.6 million and $2.2 million, respectively, as of December 31, 2019 and June 30, 2019. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

(7) EQUITY

On May 7, 2018, the Board of Directors of ZGH authorized the repurchase of up to $500 million of shares of ZGH outstanding common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. During the three months ended December 31, 2018, ZGH repurchased 12,967,663 shares of its outstanding common stock at an average price of $31.02, or $402.3 million. During the six months ended December 31, 2018, ZGH repurchased 12,973,892 shares of its outstanding common stock at an average price of $31.03, or $402.5 million. The authorization expired on November 7,

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2018 with ZGH having repurchased $496.0 million under the authorization. The stock repurchase on behalf of ZGH is included on the condensed consolidated statement of member’s equity as a capital distribution to ZGH during the three and six months ended December 31, 2018.

During the three and six months ended December 31, 2019, the Company recorded an increase of $24.9 million and $51.2 million, respectively, in member’s interest associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 –Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Included in:
Operating costs	$3.4	$2.7	$6.6	$5.4
Selling, general and administrative expenses	23.6	23.5	47.6	47.5
Total stock-based compensation expense	$27.0	$26.2	$54.2	$52.9

Part A restricted stock units	$22.4	$22.4	$45.1	$45.7
Part B restricted stock units	4.0	3.3	7.8	6.2
Part C restricted stock units	0.6	0.5	1.3	1.0
Total stock-based compensation expense	$27.0	$26.2	$54.2	$52.9

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

The PCIP has the following components:

Part A

Under Part A of the PCIP, certain full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have an RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee of the Board of Directors subsequent to the end of the respective performance period taking into account ZGH’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of ZGH’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment for fifteen months subsequent to the end of the performance period (for awards relating to quarterly periods through June 30, 2017) or twelve months subsequent to the end of the performance period (for awards relating to quarterly periods subsequent to June 30, 2017). Upon vesting, the RSUs convert to an equal number of shares of ZGH’s common stock. Additionally, Part A RSU awards may be granted to certain employees upon commencement of their employment with the Company.

The December 2019 and June 2019 quarterly awards were recorded as liabilities totaling $6.3 million and $6.2 million, as of December 31, 2019 and June 30, 2019, respectively, as the awards represent an obligation denominated in

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At December 31, 2019, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $26.2 million.

The following table summarizes the Company’s Part A RSU activity for the six months ended December 31, 2019:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2019	2,324,396	$28.49	6.6
Granted	1,221,640	33.94
Vested	(1,316,568)	25.01
Forfeited	(118,873)	n/a
Outstanding at December 31, 2019	2,110,595	$33.42	5.6

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

The following table summarizes the Company’s Part B RSU activity for the six months ended December 31, 2019:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2019	289,254	$49.73	8.0
Granted	127,586	70.03
Vested	(117,327)	38.24
Forfeited	—	n/a
Outstanding at December 31, 2019	299,513	$62.88	6.9

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

	During the Three Months Ended
	December 31, 2019	September 30, 2019
Part B RSUs granted	62,881	64,705
Maximum eligible shares of ZGH's common stock	433,879	446,465
Average grant date fair value per Part B RSU	$70.20	$69.86
Units converted to ZGH's common stock at vesting date	n/a	n/a

	During the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Part B RSUs granted	75,370	98,342	61,123	58,418
Maximum eligible shares of ZGH's common stock	520,053	678,560	421,749	403,084
Average grant date fair value per Part B RSU	$63.67	$52.81	$22.43	$64.41
Units converted to ZGH's common stock at vesting date	n/a	n/a	—	—

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, ZGH’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $9.2 million at December 31, 2019.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs. Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter. The quantity of Part C RSUs granted is based on the average closing price of ZGH’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made. During the three and six months ended December 31, 2019, the Company’s independent directors were granted 18,065 and 37,412 Part C RSUs, respectively. During the three and six months ended December 31, 2018, the Company’s independent directors were granted 16,049 and 30,186 Part C RSUs, respectively.

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) EMPLOYEE BENEFITS

In connection with the Company’s acquisition of Allstream, Inc. in January 2016, the Company assumed sponsorship for a defined pension plan for certain employees of Allstream, Inc. The Company also assumed sponsorship of a post-retirement benefit (“ OPEB”) for certain employees of Allstream, Inc., which provides health care and life insurance benefits for certain eligible retirees. The OPEB plan is not funded. Benefits are paid directly to the participants in the plan.

The service cost component of the defined benefit pension and OPEB plans is included within selling, general and administrative expenses and all other components are recognized in other income, net in the accompanying condensed consolidated statements of operations.

	Pension Plan
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	( in millions)
Service cost	$0.6	$0.6	$1.2	$1.4
Interest cost	0.8	0.9	1.7	1.8
Expected return on plan assets	(1.3)	(1.2)	(2.6)	(2.6)
Amortization of service cost from earlier periods	0.2	0.2	0.4	0.4
Gain on curtailment(1)	—	—	—	(0.4)
Net periodic pension benefit cost	$0.3	$0.5	$0.7	$0.6
(1)	During the six months ended December 31, 2018, the Company approved an amendment to the defined benefit pension plan freezing benefit accruals for certain members of the pension plan as of September 30, 2018. The plan freeze had an immaterial impact to the financial statements for the period ended September 30, 2018.

	OPEB Plan
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	( in millions)
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of loss from earlier periods	0.1	—	0.1	—
Net periodic OPEB benefit cost	$0.2	$0.2	$0.3	$0.3

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at December 31, 2019 and June 30, 2019 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $3,999.8 million and $4,001.1 million as of December 31, 2019 and June 30, 2019, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Notes as of December 31, 2019 and June 30, 2019 was estimated to be $4,068.1 million and $4,067.7 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,747.7 million and $1,748.8 million as of December 31, 2019 and June 30, 2019, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or nine-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of December 31, 2019 and June 30, 2019 was estimated to be $1,763.8 million and $1,758.0 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

As of December 31, 2019 and June 30, 2019, the outstanding balance under the Company’s Revolver was $50.0 million and $145.0 million, respectively.

A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility and Revolver of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $18.1 million.

(11) COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2019, the Company was contractually committed for $612.7 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months. These obligations are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the year ended June 30, 2019, the Company entered into a CAD $127.0 million (or $97.6 million) commitment for telecommunications services over a two-year period. As of December 31, 2019, CAD $57.0 million (or $43.8 million) remained on the commitment.

Also, during the year ended June 30, 2019, the Company entered into a CAD $40.0 million (or $30.7 million) commitment for telecommunications services over a three-year period. As of December 31, 2019, CAD $18.6 million (or $14.3 million) remained on the commitment.

Outstanding Letters of Credit

As of December 31, 2019, the Company had $8.8 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of December 31, 2019, Zayo Canada, Inc., a subsidiary of the Company, had CAD $2.8 million (or $2.2 million) in letters of credit under a CAD $5.0 million (or $3.8 million) unsecured credit agreement.

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

ZGH issued supplemental disclosures in the definitive proxy statement dated June 26, 2019.  In light of those supplemental disclosures during the six months ended December 31, 2019, each of the above-referenced complaints was voluntarily dismissed as moot. Plaintiffs in those actions have reserved the right to seek an award for attorneys’ fees for causing the filing of the supplemental disclosures.

Three ZGH stockholders also filed complaints in the Delaware Court of Chancery pursuant to 8 Del. C. §220 seeking corporate books and records, captioned Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-TMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-TMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-TMR (July 31, 2019). Three complaints were treated as one consolidated action, and on October 8, 2019, the parties executed a Settlement and Confidentiality Agreement whereby ZGH agreed to produce certain books and records to the plaintiffs in full satisfaction and dismissal of the consolidated action. The parties are meeting and conferring to resolve any outstanding questions regarding production, and plaintiffs are obligated to dismiss their cases once that process concludes.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions)
Revenue from Contracts with Customers - ASC 606	$341.3	376.2	$688.2	757.1
Lease Revenue - ASC 842 (1)	312.4	262.9	604.1	523.1
Total revenue	$653.7	$639.1	$1,292.3	$1,280.2

(1) Includes revenue from use of long-term Fiber Contracts and Colocation solutions, which are not within the scope of ASC 606. See Note 13 – Leases.

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

Remaining performance obligations associated with the Company’s contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. At December 31, 2019, the aggregate amount

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the transaction price allocated to remaining performance obligations was approximately $1.2 billion. For contracts with original durations of more than one year remaining, we expect to recognize approximately 35.3%, 37.7% and 16.6% of our remaining performance obligations as revenue during the remainder of the six months ended June 30, 2020, year ended June 30, 2021 and year ended June 30, 2022, respectively, with the remaining balance thereafter.

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

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(in millions)
Customer receivable, net(1)	$71.0	$136.4
Contract liabilities(1)	$45.9	$50.5
(1)Amounts do not include balances associated with lease revenue from the Company’s Zayo Networks and zColo segments.

During the three and six months ended December 31, 2019, the Company recognized $4.6 million and $9.4 million, respectively, of revenue that was included in contract liabilities as of June 30, 2019. During the three and six months ended December 31, 2018, the Company recognized $5.5 million and $10.9 million, respectively, of revenue that was included in contract liabilities as of June 30, 2018.

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

As of December 31, 2019 and June 30, 2019, the Company had $5.5 million and $5.7 million, respectively, of short-term unamortized contract costs included in other current assets and $4.9 million and $3.8 million, respectively, of long term unamortized contract costs included in other assets on its condensed consolidated balance sheets. During the

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

three and six months ended December 31, 2019, the Company recorded $1.7 million and $3.4 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. During the three and six months ended December 31, 2018, the Company recorded $1.8 million and $3.9 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. The amortization period for these contract costs ranges from 1 to 18 years.

(13) LEASES

As previously discussed in Note 1 - Business and Basis of Presentation, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective transition method at the adoption date. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which permits companies to carry forward the historical lease classification. Adoption of the new standard resulted in $527.6 million of ROU assets and $545.1 million of lease liabilities recorded as of July 1, 2019. The standard did not materially impact the Company’s consolidated net income or cash flows in the three and six months ended December 31, 2019. The Company’s financial position for reporting periods beginning on or after July 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted for the new guidance and continue to be reported in accordance with previous guidance.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease expense consisted of the following:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(in millions)
Operating and short-term lease cost	$56.8	$114.7
Finance lease cost:
Amortization of right-of-use assets	3.2	6.7
Interest on lease liability	2.6	5.5
Total finance lease cost	5.8	12.2
Total lease cost	$62.6	$126.9

Supplemental unaudited condensed consolidated balance sheet information and other information related to leases (in millions unless otherwise stated):

Leases	Classification on the Balance Sheet	As of December 31, 2019
		(in millions)
Assets
Operating lease assets	Right-of-use operating lease assets	$478.2
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	151.6
Total leased assets		$629.8

Liabilities
Current
Operating	Operating lease obligations, current	$124.7
Finance	Finance lease obligation, current	10.0
Noncurrent
Operating	Operating lease liabilities, non-current	371.9
Finance	Finance lease obligations, non-current	177.5
Total lease liabilities		$684.1

Weighted-average remaining lease term (years)
Operating leases		7.4
Finance leases		11.7
Weighted-average discount rate
Operating leases		4.05%
Finance leases		5.71%

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental unaudited condensed consolidated cash flow statement information related to leases:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(in millions)	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.8	$73.0
Operating cash flows from finance leases	2.6	5.5
Finance cash flows from finance leases	2.0	4.1
Total lease cost	$40.4	$82.6

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ended June 30,	(in millions)
2020 (remaining six months)	$64.5	$10.8
2021	114.8	20.6
2022	86.6	20.9
2023	67.9	20.6
2024	54.3	19.7
Thereafter	205.2	184.2
Total lease payments	593.3	276.8
Less: interest	(96.7)	(89.3)
Total	496.6	187.5
Less: current portion	(124.7)	(10.0)
Long-term portion	$371.9	$177.5

As of December 31, 2019, the Company had no material operating or finance leases that had not yet commenced.

Future contractual payments under the terms of the Company’s finance lease obligations as of June 30, 2019 were as follows:

Year Ended June 30,	(in millions)
2020	$20.1
2021	20.0
2022	20.3
2023	19.9
2024	19.5
Thereafter	171.0
Total minimum lease payments	270.8
Less amounts representing interest	(88.6)
Less current portion	(10.0)
Finance lease obligations, non-current	$172.2

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Minimum contractual lease payments due under the Company’s long-term operating leases as of June 30, 2019 are as follows:

Year Ended June 30,	(in millions)
2020	$128.1
2021	107.0
2022	83.7
2023	68.0
2024	55.7
Thereafter	215.8
$658.3

Leases as Lessor

As of December 31, 2019, maturities of non-cancellable leases were as follows:

Year Ended June 30,	(in millions)
2020 (remaining six months)	$509.0
2021	786.2
2022	631.8
2023	518.3
2024	450.3
Thereafter	416.2
Total lease payments	$3,311.8

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

(14) RELATED PARTY TRANSACTIONS

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. In each of the three and six months ended December 31, 2019, the Company reimbursed Mr. Caruso $0.2 million and $0.3 million, respectively, and in each of the three and six months ended December 31, 2018, reimbursed $0.1 million and $0.2 million, respectively, for his business use of the aircraft.

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

The results of operations for each segment include an allocation of certain indirect costs and corporate-related costs, including overhead and third-party financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic, rational and consistently applied. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

	For the Three Months Ended December 31, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$502.5	$64.1	$82.3	$4.8	$—	$653.7
Segment Adjusted EBITDA	291.9	29.7	5.7	1.2	—	328.5
Capital expenditures	229.8	20.9	3.9	—	—	254.6

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Six Months Ended December 31, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$985.7	$127.8	$168.9	$9.9	$—	$1,292.3
Segment Adjusted EBITDA	569.4	56.3	15.0	2.6	—	643.3
Total assets	8,191.6	1,287.0	377.8	32.6	71.5	9,960.5
Capital expenditures	424.6	39.0	8.1	—	—	471.7

	For the Three Months Ended December 31, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$469.9	$67.7	$96.7	$4.8	$—	$639.1
Segment Adjusted EBITDA	269.7	32.7	17.6	1.2	—	321.2
Capital expenditures	168.7	29.0	4.5	—	—	202.2

	For the Six Months Ended December 31, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$931.5	$137.0	$201.7	$10.0	$—	$1,280.2
Segment Adjusted EBITDA	535.9	64.0	38.4	2.3	—	640.6
Capital expenditures	317.9	57.7	9.1	—	—	384.7

	As of June 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$7,677.4	$1,152.3	$376.9	$35.1	$92.1	$9,333.8

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the Three Months Ended December 31,
	2019	2018
	(in millions)
Total Segment Adjusted EBITDA	$328.5	$321.2
Interest expense	(82.0)	(84.0)
Depreciation and amortization expense	(157.9)	(146.9)
Transaction costs	(2.5)	(2.8)
Stock-based compensation	(27.0)	(26.2)
Foreign currency gain/(loss) on intercompany loans	27.4	(8.3)
Non-cash loss on investments	—	(0.3)
Income from operations before income taxes	$86.5	$52.7

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended December 31,
	2019	2018
	(in millions)
Total Segment Adjusted EBITDA	$643.3	$640.6
Interest expense	(166.7)	(166.2)
Depreciation and amortization expense	(314.0)	(314.7)
Transaction costs	(4.5)	(3.5)
Stock-based compensation	(54.2)	(52.9)
Foreign currency gain/(loss) on intercompany loans	14.5	(12.9)
Gain on business disposition	—	5.5
Non-cash loss on investments	—	(0.6)
Income from operations before income taxes	$118.4	$95.3

(16) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed Note 5 – Long-term Debt, as of December 31, 2019, the Company has outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries. Zayo Capital does not have independent assets or operations. The non-guarantor subsidiaries consist of the foreign subsidiaries that were acquired in conjunction with the Company's acquisitions.

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

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets (Unaudited)

December 31, 2019

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$72.5	$6.6	$101.5	$—	$180.6
Trade receivables, net of allowance	70.6	2.0	51.9	—	124.5
Prepaid expenses	55.6	0.4	10.2	—	66.2
Other current assets	133.0	0.1	(74.4)	—	58.7
Total current assets	331.7	9.1	89.2	—	430.0
Property and equipment, net	5,181.8	—	837.3	—	6,019.1
Intangible assets, net	944.8	6.4	125.2	—	1,076.4
Goodwill	1,520.4	14.6	176.1	—	1,711.1
Right-of-use operating lease assets	312.8	1.7	163.7	—	478.2
Deferred income taxes, net	—	—	15.5	—	15.5
Other assets	149.5	—	80.7	—	230.2
Related party receivable	398.0	—	—	(398.0)	—
Investment in subsidiary	680.1	—	—	(680.1)	—
Total assets	$9,519.1	$31.8	$1,487.7	$(1,078.1)	$9,960.5
Liabilities and member's equity
Current liabilities
Accounts payable	$9.8	$0.1	$14.5	$—	$24.4
Accrued liabilities	271.2	0.7	69.3	—	341.2
Accrued interest	72.6	—	—	—	72.6
Current portion of long-term debt	55.0	—	—	—	55.0
Operating lease obligations, current	93.7	1.7	29.3	—	124.7
Finance lease obligations, current	8.7	—	1.3	—	10.0
Deferred revenue, current	134.0	0.1	36.7	—	170.8
Total current liabilities	645.0	2.6	151.1	—	798.7
Long-term debt, non-current	5,697.6	—	—	—	5,697.6
Operating lease obligation, non-current	239.5	—	132.4	—	371.9
Related party debt, non-current	—	—	398.0	(398.0)	—
Finance lease obligation, non-current	168.7	—	8.8	—	177.5
Deferred revenue, non-current	1,149.2	—	114.4	—	1,263.6
Deferred income taxes, net	155.5	—	3.1	—	158.6
Other long-term liabilities	0.6	—	29.0	—	29.6
Total liabilities	8,056.1	2.6	836.8	(398.0)	8,497.5
Member's equity
Member's interest	1,626.8	9.1	428.1	(436.6)	1,627.4
Accumulated other comprehensive loss	(20.2)	—	(7.7)	7.7	(20.2)
Accumulated (deficit)/earnings	(143.6)	20.1	230.5	(251.2)	(144.2)
Total member's equity	1,463.0	29.2	650.9	(680.1)	1,463.0
Total liabilities and member's equity	$9,519.1	$31.8	$1,487.7	$(1,078.1)	$9,960.5

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets

June 30, 2019

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Assets
Current assets
Cash and cash equivalents	$85.9	$9.6	$89.9	$—	$185.4
Trade receivables, net of allowance	97.7	2.6	76.7	—	177.0
Prepaid expenses	47.9	0.1	17.3	—	65.3
Other current assets	131.4	—	(74.6)	—	56.8
Total current assets	362.9	12.3	109.3	—	484.5
Property and equipment, net	5,010.1	—	798.8	—	5,808.9
Intangible assets, net	983.7	7.3	127.8	—	1,118.8
Goodwill	1,520.3	14.6	171.7	—	1,706.6
Deferred income taxes, net	1.0	—	23.8	—	24.8
Other assets	152.4	—	37.8	—	190.2
Related party receivable	358.9	—	—	(358.9)	—
Investment in subsidiary	664.1	—	—	(664.1)	—
Total assets	$9,053.4	$34.2	$1,269.2	$(1,023.0)	$9,333.8
Liabilities and member's equity
Current liabilities
Accounts payable	$53.2	$0.5	$20.0	$—	$73.7
Accrued liabilities	243.4	1.4	70.0	—	314.8
Accrued interest	73.1	—	—	—	73.1
Current portion of long-term debt	5.0	—	—	—	5.0
Finance lease obligations, current	8.6	—	1.4	—	10.0
Deferred revenue, current	135.1	0.1	39.7	—	174.9
Total current liabilities	518.4	2.0	131.1	—	651.5
Long-term debt, non-current	5,839.7	—	—	—	5,839.7
Related party debt, non-current	—	—	358.9	(358.9)	—
Finance lease obligation, non-current	163.4	—	8.8	—	172.2
Deferred revenue, non-current	1,045.2	—	102.9	—	1,148.1
Deferred income taxes, net	136.6	—	2.2	—	138.8
Other long-term liabilities	21.3	—	33.4	—	54.7
Total liabilities	7,724.6	2.0	637.3	(358.9)	8,005.0
Member's equity
Member's interest	1,587.4	13.5	462.6	(487.3)	1,576.2
Accumulated other comprehensive loss	(23.9)	—	(23.9)	23.9	(23.9)
Accumulated (deficit)/earnings	(234.7)	18.7	193.2	(200.7)	(223.5)
Total member's equity	1,328.8	32.2	631.9	(664.1)	1,328.8
Total liabilities and member's equity	$9,053.4	$34.2	$1,269.2	$(1,023.0)	$9,333.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2019

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$519.5	$4.8	$129.4	$—	$653.7
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	170.0	3.5	58.7	—	232.2
Selling, general and administrative expenses (including stock-based compensation)	95.3	0.3	27.5	—	123.1
Depreciation and amortization	138.8	0.4	18.7	—	157.9
Total operating costs and expenses	404.1	4.2	104.9	—	513.2
Operating income	115.4	0.6	24.5	—	140.5
Other expenses
Interest expense	(87.6)	—	5.6	—	(82.0)
Foreign currency gain on intercompany loans	16.2	—	11.2	—	27.4
Other income, net	0.2	—	0.4	—	0.6
Equity in net earnings of subsidiaries	42.3	—	—	(42.3)	—
Total other expense, net	(28.9)	—	17.2	(42.3)	(54.0)
Income from operations before income taxes	86.5	0.6	41.7	(42.3)	86.5
Provision for income taxes	15.5	—	9.6	—	25.1
Net income	71.0	0.6	32.1	(42.3)	61.4
Other comprehensive income, net of income taxes	18.1	—	18.1	(18.1)	18.1
Comprehensive income	$89.1	$0.6	$50.2	$(60.4)	$79.5

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the Six Months Ended December 31, 2019

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,026.5	$9.9	$255.9	$—	$1,292.3
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	339.9	6.9	116.4	—	463.2
Selling, general and administrative expenses (including stock-based compensation)	190.7	0.7	54.3	—	245.7
Depreciation and amortization	277.0	0.9	36.1	—	314.0
Total operating costs and expenses	807.6	8.5	206.8	—	1,022.9
Operating income	218.9	1.4	49.1	—	269.4
Other expenses
Interest expense	(166.7)	—	—	—	(166.7)
Foreign currency gain/(loss) on intercompany loans	15.2	—	(0.7)	—	14.5
Other income, net	0.5	—	0.7	—	1.2
Equity in net earnings of subsidiaries	50.5	—	—	(50.5)	—
Total other expense, net	(100.5)	—	—	(50.5)	(151.0)
Income from operations before income taxes	118.4	1.4	49.1	(50.5)	118.4
Provision for income taxes	27.3	—	11.8	—	39.1
Net income	91.1	1.4	37.3	(50.5)	79.3
Other comprehensive income, net of income taxes	3.7	—	3.7	(3.7)	3.7
Comprehensive income	$94.8	$1.4	$41.0	$(54.2)	$83.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2018

	Zayo Group, LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$502.3	$4.8	$132.0	$—	$639.1
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	162.6	3.4	56.0	—	222.0
Selling, general and administrative expenses (including stock-based compensation)	93.7	0.1	31.7	—	125.5
Depreciation and amortization	135.6	0.4	10.9	—	146.9
Total operating costs and expenses	391.9	3.9	98.6	—	494.4
Operating income	110.4	0.9	33.4	—	144.7
Other expenses
Interest expense	(78.2)	—	(5.8)	—	(84.0)
Foreign currency loss on intercompany loans	(4.1)	—	(4.2)	—	(8.3)
Other income, net	0.2	—	0.1	—	0.3
Equity in net earnings of subsidiaries	16.0	—	—	(16.0)	—
Total other expense, net	(66.1)	—	(9.9)	(16.0)	(92.0)
Income from operations before income taxes	44.3	0.9	23.5	(16.0)	52.7
Provision for income taxes	14.1	—	8.4	—	22.5
Net income	30.2	0.9	15.1	(16.0)	30.2
Other comprehensive loss, net of income taxes	(26.2)	—	(26.2)	26.2	(26.2)
Comprehensive income/(loss)	$4.0	$0.9	$(11.1)	$10.2	$4.0

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (Unaudited)

For the Six Months Ended December 31, 2018

	Zayo Group, LLC	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Revenue	$1,000.9	$10.0	$269.3	$—	$1,280.2
Operating costs and expenses
Operating costs (excluding depreciation amortization and including stock-based compensation)	323.3	7.1	120.0	—	450.4
Selling, general and administrative expenses (including stock-based compensation)	185.0	0.5	62.1	—	247.6
Depreciation and amortization	281.6	0.9	32.2	—	314.7
Total operating costs and expenses	789.9	8.5	214.3	—	1,012.7
Operating income	211.0	1.5	55.0	—	267.5
Other expenses
Interest expense	(154.7)	—	(11.5)	—	(166.2)
Foreign currency loss on intercompany loans	(6.3)	—	(6.6)	—	(12.9)
Other income, net	6.4	—	0.5	—	6.9
Equity in net earnings of subsidiaries	25.8	—	—	(25.8)	—
Total other expense, net	(128.8)	—	(17.6)	(25.8)	(172.2)
Income from operations before income taxes	82.2	1.5	37.4	(25.8)	95.3
Provision for income taxes	29.9	—	13.1	—	43.0
Net income	52.3	1.5	24.3	(25.8)	52.3
Other comprehensive loss, net of income taxes	(19.9)	—	(19.9)	19.9	(19.9)
Comprehensive income	$32.4	$1.5	$4.4	$(5.9)	$32.4

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2019

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$508.8	$2.5	$56.9	$568.2

Cash flows from investing activities:
Purchases of property and equipment	(412.4)	—	(59.3)	(471.7)
Net cash used in investing activities	(412.4)	—	(59.3)	(471.7)
Cash flows from financing activities:
Principal payments on long-term debt	(97.5)	—	—	(97.5)
Principal repayments on finance lease obligations	(4.1)	—	—	(4.1)
Contributions to/from parent	(6.4)	(5.5)	11.9	—
Net cash (used in)/provided by financing activities	(108.0)	(5.5)	11.9	(101.6)
Effect of changes in foreign exchange rates on cash	—	—	1.3	1.3
Net (decrease)/increase in cash, cash equivalents and restricted cash	(11.6)	(3.0)	10.8	(3.8)
Cash, cash equivalents and restricted cash, beginning of period	86.3	9.6	90.7	186.6
Cash, cash equivalents and restricted cash, end of period	$74.7	$6.6	$101.5	$182.8

ZAYO GROUP, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2018

	Zayo Group, LLC	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Total
	(in millions)
Net cash provided by operating activities	$414.9	$1.8	$55.7	$472.4

Cash flows from investing activities:
Purchases of property and equipment	(320.7)	—	(64.0)	(384.7)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—	—	39.0
Net cash used in investing activities	(281.7)	—	(64.0)	(345.7)
Cash flows from financing activities:
Proceeds from debt	250.0	—	—	250.0
Principal payments on long-term debt	(42.5)	—	—	(42.5)
Principal repayments on finance lease obligations	(3.2)	—	(0.8)	(4.0)
Payments to repurchase ZGH common stock	(402.5)	—	—	(402.5)
Contributions to/from parent	1.9	(1.9)	—	—
Cash paid for Santa Clara acquisition	(4.6)	—	—	(4.6)
Net cash provided by financing activities	(200.9)	(1.9)	(0.8)	(203.6)
Effect of changes in foreign exchange rates on cash	—	—	(6.8)	(6.8)
Net decrease in cash, cash equivalents and restricted cash	(67.7)	(0.1)	(15.9)	(83.7)
Cash, cash equivalents and restricted cash, beginning of period	142.7	5.9	112.0	260.6
Cash, cash equivalents and restricted cash, end of period	$75.0	$5.8	$96.1	$176.9

(17) SUBSEQUENT EVENTS

In connection with the Merger Agreement, on January 17, 2020, BidCo commenced cash tender offers for any and all of the Company’s Notes. In connection with the tender offers, BidCo is soliciting consents of holders of each series of Notes to authorize the elimination of substantially all of the restrictive covenants and certain reporting obligations and the elimination or modification of certain of the events of default and related provisions contained in the applicable indenture governing such Notes (the “Proposed Amendments”). The early tender deadline for each tender offer was 5:00 p.m., New York City time, on January 31, 2020, and each tender offer will expire at 12:00 midnight, New York City time, at the end of the day on February 14, 2020, unless extended or earlier terminated by BidCo with respect to such tender offer.

On January 31, 2020, BidCo announced that the requisite consents had been received from holders of each series of Notes to authorize adopting the Proposed Amendments to the indentures governing the Company’s notes (the “Indentures”). Also on January 31, 2020, the Company, Zayo Capital, Inc.,  the guarantors party thereto and the trustee under each Indenture executed supplemental indentures with respect to all of the Company’s Notes, in each case to effect the Proposed Amendments to the Indentures. The Proposed Amendments relating to each applicable series of Notes, however, will not become operative until BidCo has accepted for purchase Notes that have been validly tendered representing at least a majority of the aggregate principal amount of such series of Notes then outstanding pursuant to the applicable tender offer.

BidCo’s obligation to consummate the tender offers is subject to the satisfaction or waiver of certain conditions, including, among others, the substantially concurrent consummation of the Merger on the terms and conditions set forth in the Merger Agreement and the consummation of certain debt financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group, LLC (the “Company,” “we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, completion of the Merger (defined below) and uncertainty among customers and employees regarding the Merger, and potential organizational strategies that we may opt to pursue in the future, such as our potential REIT conversion including our ability to successfully combine our divisions and the feasibility and timing of any REIT conversion. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 4, 2019, (our “Annual Report”) and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

In May 2018, ZGH announced the completion of the first phase of their investigation on the advisability and feasibility of a conversion to a real estate investment trust for U.S. federal income tax purposes (a “REIT”). Please see “Evaluation and Preparation for Potential REIT Conversion” in the below “Overview.”

On May 8, 2019, ZGH, Front Range TopCo, Inc. (“Parent”), a Delaware corporation, and Front Range BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a consortium of private equity funds including affiliates of EQT Infrastructure IV, Digital Colony Partners, LP, DC Front Range Holdings I, LP and FMR LLC (the “Consortium”). Upon the close of the Merger, ZGH will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium. Capitalized terms used herein not otherwise defined have the meanings set forth in the Merger Agreement. Please see “Significant Merger Development” in the below “Overview”.

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

Evaluation and Preparation for Potential REIT Conversion

On May 3, 2018, ZGH announced the completion of the first phase of their investigation on the advisability and feasibility of a conversion of ZGH to a REIT. As part of the current phase of their evaluation and preparation for a potential conversion to a REIT. ZGH began a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for their position, and ZGH is seeking a private letter ruling (“PLR”) from the IRS that addresses among other things, whether revenues from dark and lit fiber satisfy applicable REIT income tests. ZGH submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2020 or beyond or may not respond at all. ZGH’s ultimate decision to convert to a REIT may depend upon a favorable PLR from the IRS.

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

If, following the current phase of evaluation and preparation, ZGH decides to convert to a REIT and are successful in qualifying ZGH for taxation as a REIT, then we will generally be permitted to deduct from federal income taxes the dividends that ZGH pays to its stockholders. The income represented by such dividends would not be subject to federal income taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of ZGH’s domestic taxable REIT subsidiaries (each a “TRS”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through entities that are disregarded from us for U.S. federal income tax purposes. Also, we will be subject to a separate corporate income tax on any gains recognized during a specified period (generally five years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date ZGH converts to a REIT.

ZGH’s ability to qualify for taxation as a REIT will depend upon our compliance with various requirements following our REIT conversion, including requirements related to the nature of our assets, the sources of our income and the distributions to ZGH’s stockholders. If ZGH fails to qualify for taxation as a REIT, we will be subject to federal and state income tax at regular corporate income tax rates in the same manner as we are currently taxed. Even if ZGH qualifies for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into ZGH (the “Merger”), with ZGH as the surviving and continuing corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each of our outstanding shares of ZGH Common Stock (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in our treasury, all of which shall be canceled without any consideration being exchanged therefor, or shares of ZGH Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash.

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

ZGH’s board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, ZGH held a special meeting of stockholders where their stockholders approved the adoption of the Merger Agreement. On July 31, 2019, ZGH announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction. The closing of the deal continues to be subject to customary conditions, including regulatory approvals relating to review and clearance by the Committee on Foreign Investment in the United States (which have been obtained) and the receipt of certain foreign antitrust approvals (which have been obtained), certain other foreign direct investment review approvals (which have been obtained), and the approval of multiple U.S. states (all of which have been obtained except for approval from the California public utility commission), and the receipt of FCC approval. ZGH expects to receive all remaining approvals in the first calendar quarter of 2020, but cannot guarantee that such approvals will be timely provided. The Merger is expected to close by late first calendar quarter or early second calendar quarter of 2020. Until the closing, we will continue to operate as an independent company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to ZGH’s Current Report on Form 8-K filed with the SEC on May 9, 2019.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through December 31, 2019.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of December 31, 2019, $3.2 million of purchase consideration was held in escrow. We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired on March 1, 2017 through June 30, 2017.

Substantial Indebtedness

As of December 31, 2019 and June 30, 2019, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2019	June 30, 2019
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$486.2	$488.7
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	50.0	145.0
Total obligations					5,785.5	5,883.0
Unamortized premium, net					12.0	11.9
Unamortized debt issuance costs					(44.9)	(50.2)
Carrying value of debt					5,752.6	5,844.7
Less current portion (2)					(55.0)	(5.0)
Total long-term debt, less current portion					$5,697.6	$5,839.7
(1)	The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was April 2019.
(2)	The earliest possible maturity under the Extension Amendment No. 1 entered into on April 3, 2019 is July 2020 and as a result, the Revolving Loan Facility is classified as current. See Note 5 – Long-term Debt to the condensed consolidated financial statements for further details.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.0% and 4.6% at December 31, 2019 and June 30, 2019, respectively. Interest rates on the Company’s senior secured revolving credit facility (“the Revolver”) at December 31, 2019 and June 30, 2019 were approximately 3.5% and 4.2%, respectively. As of December 31, 2019, $50.0 million was outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.8 million as of December 31, 2019, leaving $391.2 million available under the Revolver, subject to certain conditions. In connection with the Merger, on January 17, 2020, BidCo commenced cash tender offers for any and all of the Company’s outstanding Notes. On January 31, 2020, BidCo announced that it had received tenders and related consents from the requisite number of holders of each such series of the Notes in order to authorize the amendments proposed as part of its offering. See Note 17—Subsequent Events.

Substantial Capital Expenditures

During the six months ended December 31, 2019 and 2018, we invested $471.7 million and $384.7 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals, travel expenses and severance expenses incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions or disposals. Transaction costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue

	For the Three Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Zayo Networks	$502.5	$469.9	$32.6	7%
zColo	64.1	67.7	(3.6)	(5)%
Allstream	82.3	96.7	(14.4)	(15)%
Other	4.8	4.8	—	*
Consolidated	$653.7	$639.1	$14.6	2%

_______________________

* not meaningful

Our total revenue increased by $14.6 million to $653.7 million for the three months ended December 31, 2019 from $639.1 million for the three months ended December 31, 2018.

The revenue increase was primarily driven by organic growth and the restructuring of a customer’s contract in our Zayo Networks segment offset by changes in exchange rates and churn associated with our Allstream segment. The average exchange rate of the GBP against the USD strengthened by 1.1%, the average exchange rate of the Euro against the USD strengthened by 3.0%, and the average exchange rate of the CAD against the USD weakened by 0.1% during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. Normalizing our estimated revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate revenue was negatively impacted by fluctuations in foreign currency rates between the three months ended December 31, 2019 and December 31, 2018 by $0.9 million, or approximately 0.1%.

Zayo Networks. Revenue from our Zayo Networks segment increased by $32.6 million, or 7%, to $502.5 million for the three months ended December 31, 2019 from $469.9 million for the three months ended December 31, 2018. The increase was due to organic growth and the restructuring of a customer’s contract.

zColo.   Revenue from our zColo segment decreased by $3.6 million, or 5%, to $64.1 million for the three months ended December 31, 2019 from $67.7 million for the three months ended December 31, 2018. The decrease was due to increased churn.

Allstream.   Revenue from our Allstream segment decreased by $14.4 million, or 15%, to $82.3 million for the three months ended December 31, 2019 from $96.7 million for the three months ended December 31, 2018. The decrease was due to churn.

Other.   Revenue from our Other segment was $4.8 million for the three months ended December 31, 2019 and December 31, 2018. The Other segment represented less than 1% of our total revenue during the three months ended December 31, 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Three Months Ended December 31,
	2019		2018
	(in millions)
Monthly recurring revenue	$573.0	88%	$576.0	90%
Amortization of deferred revenue	41.4	6%	37.3	6%
Usage revenue	13.4	2%	15.0	2%
Other revenue	25.9	4%	10.8	2%
Total Revenue	$653.7	100%	$639.1	100%

Operating Costs and Expenses

	For the Three Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Zayo Networks	$347.2	$325.0	$22.2	7%
zColo	72.7	67.1	5.6	8%
Allstream	88.9	98.0	(9.1)	(9)%
Other	4.4	4.3	0.1	*
Consolidated	$513.2	$494.4	$18.8	4%

_______________________

* not meaningful

Our operating costs increased by $18.8 million, or 4%, to $513.2 million for the three months ended December 31, 2019 from $494.4 million for the three months ended December 31, 2018. The increase in consolidated operating costs was primarily due to increases of $11.0 million in depreciation and amortization, $9.4 million in Netops, $3.6 million in other expenses, and $0.8 million in stock-based compensation, partially offset by decreases of $3.8 million in Netex, $1.9 million in compensation and benefits expenses and $0.3 million in transaction costs.

Zayo Networks.   Zayo Networks operating costs increased by $22.2 million, or 7%, to $347.2 million for the three months ended December 31, 2019 from $325.0 million for the three months ended December 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $14.4 million in depreciation and amortization as a result of additional assets, $9.5 million increase in Netex and Netops costs, net and $2.1 million in other expenses, partially offset by decreases of $2.3 million in stock-based compensation, $1.2 million in compensation and benefits expenses and $0.3 million in transaction costs.

zColo.   zColo operating costs increased by $5.6 million, or 8%, to $72.7 million for the three months ended December 31, 2019 from $67.1 million for the three months ended December 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $3.7 million in depreciation and amortization expense, $2.4 million in stock-based compensation, $2.1 million in other expenses and $0.2 million in transaction costs, partially offset by decreases of $2.4 million in Netex and Netops costs, net and $0.4 million in compensation and benefits expenses.

Allstream.   Allstream operating costs decreased by $9.1 million, or 9%, to $88.9 million for the three months ended December 31, 2019 from $98.0 million for the three months ended December 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $6.9 million in depreciation and amortization expense, $2.5 million in Netex and Netops costs, net, other expenses of $0.5 million and $0.2 million in transaction costs, partially offset by increases of $0.5 million in compensation and benefits expenses and $0.5 million in stock-based compensation.

Other. Other operating costs and expenses were $4.4 million for the three months ended December 31, 2019, as compared to $4.3 million for the three months ended December 31, 2018.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2019 and 2018.

	For the Three Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$117.3	$121.1	$(3.8)	(3)%
Compensation and benefits expenses	79.4	81.3	(1.9)	(2)%
Network operations expense	80.3	70.9	9.4	13%
Other expenses	48.8	45.2	3.6	8%
Transaction costs	2.5	2.8	(0.3)	(11)%
Stock-based compensation	27.0	26.2	0.8	3%
Depreciation and amortization	157.9	146.9	11.0	7%
Total operating costs and expenses	$513.2	$494.4	$18.8	4%

Netex. Our Netex decreased by $3.8 million, or 3%, to $117.3 million for the three months ended December 31, 2019 from $121.1 million for the three months ended December 31, 2018. The decrease in Netex was primarily due to our rationalization of available footprint for sale in our zColo segment.

Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $1.9 million, or 2%, to $79.4 million for the three months ended December 31, 2019 from $81.3 million for the three months ended December 31, 2018. The decrease was primarily due to a decrease in incentive compensation.

Network Operations Expenses. Network operations expenses increased by $9.4 million, or 13%, to $80.3 million for the three months ended December 31, 2019 from $70.9 million for the three months ended December 31, 2018. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 2% to 133,000 miles at December 31, 2019 from 131,000 miles at December 31, 2018.

Other Expenses.   Other expenses increased by $3.6 million, or 8%, to $48.8 million for the three months ended December 31, 2019 from $45.2 million for the three months ended December 31, 2018. The increase was primarily due to foreign currency movements.

Transaction Costs. Transaction costs decreased by $0.3 million to $2.5 million for the three months ended December 31, 2019 from $2.8 million for the three months ended December 31, 2018. The decrease in transaction costs was primarily driven by costs related to our former plan to spin-off portions of our business in the three months ended December 31, 2018. These costs were partially offset by increased Merger-related transaction costs in the three months ended December 31, 2019.

Stock-Based Compensation. Stock-based compensation expense increased by $0.8 million, or 3%, to $27.0 million for the three months ended December 31, 2019 from $26.2 million for the three months ended December 31, 2018. The increase was driven by an increase in the expense associated with Part B awards due to a higher weighted average grant date value per share.

Depreciation and Amortization. Depreciation and amortization expense increased by $11.0 million, or 7%, to $157.9 million for the three months ended December 31, 2019 from $146.9 million for the three months ended December 31, 2018 as a result of depreciation adjustments and an increase in depreciable assets.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2019 and 2018, respectively.

	For the Three Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(82.0)	$(84.0)	$2.0	2%
Foreign currency gain/(loss) on intercompany loans	27.4	(8.3)	35.7	*
Other income, net	0.6	0.3	0.3	*
Total other expenses, net	$(54.0)	$(92.0)	$38.0	41%

* not meaningful

Interest expense.   Interest expense decreased by $2.0 million, or 2%, to $82.0 million for the three months ended December 31, 2019 from $84.0 million for the three months ended December 31, 2018. The decrease was primarily a result of fluctuations in LIBOR interest rates and the timing of our borrowings under the Revolver.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $27.4 million for the three months ended December 31, 2019, compared to an $8.3 million loss for the three months ended December 31, 2018. We have intercompany loans primarily between our U.S. and UK entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable by our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into with foreign subsidiaries whose functional currency is in GBP.

Provision for Income Taxes

Our provision for income taxes increased over the same quarter in the prior year by $2.6 million to $25.1 million for the current quarter ended December 31, 2019 from $22.5 million for the three months ended December 31, 2018. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.  The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Three Months Ended December 31,
	2019	2018
	(in millions)
Expected provision at the statutory rate	$18.2	$11.1
Increase/(decrease) due to:
Stock-based compensation	(0.6)	2.5
State income tax expense, net of federal benefit	2.8	2.5
Changes in uncertain tax benefits	—	6.4
Foreign tax rate differential	0.4	1.3
Adjustments to taxes recorded in a prior year	2.8	—
U.S. Tax Reform	—	(0.4)
Change in valuation allowance	(1.3)	(0.5)
Other, net	2.8	(0.4)
Provision for income taxes	$25.1	$22.5

During the three months ended December 31, 2019, a $1.0 million valuation allowance was released on the deferred tax assets of our German subsidiary.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits. Provisional impacts of U.S. Tax Reform were recorded in the six months ended June 30, 2018 and further adjusted during the three months ended September 30, 2018. In accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded the final impacts of U.S. Reform prior to the end of the provisional measurement period on December 31, 2018.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

	For the Six Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Zayo Networks	$985.7	$931.5	$54.2	6%
zColo	127.8	137.0	(9.2)	(7)%
Allstream	168.9	201.7	(32.8)	(16)%
Other	9.9	10.0	(0.1)	(1)%
Consolidated	$1,292.3	$1,280.2	$12.1	1%

Our total revenue increased by $12.1 million to $1,292.3 million, or 1% for the six months ended December 31, 2019, from $1,280.2 million for the six months ended December 31, 2018.

The revenue increase was primarily driven by organic growth and the restructuring of a customer’s contract in our Zayo Networks segment offset by changes in exchange rates and churn associated with our Allstream and zColo segments. The average exchange rate of the GBP against the USD strengthened by 2.6%, the average exchange rate of the Euro against the USD strengthened by 3.7%, and the average exchange rate of the CAD against the USD strengthened by 0.4% during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. Normalizing our estimated revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate revenue was negatively impacted by foreign currency exchange fluctuations between the six months ended December 31, 2019 and December 31, 2018 by $3.7 million or approximately 0.3%.

Zayo Networks. Revenue from our Zayo Networks segment increased by $54.2 million, or 6%, to $985.7 million for the six months ended December 31, 2019 from $931.5 million for the six months ended December 31, 2018. The increase was due to organic growth and the restructuring of a customer’s contract.

zColo. Revenue from our zColo segment decreased by $9.2 million, or 7%, to $127.8 million for the six months ended December 31, 2019 from $137.0 million for the six months ended December 31, 2018. The decrease was due to increased churn.

Allstream. Revenue from our Allstream segment decreased by $32.8 million, or 16%, to $168.9 million for the six months ended December 31, 2019 from $201.7 million for the six months ended December 31, 2018. The decrease was due to churn.

Other.   Revenue from our Other segment decreased by $0.1 million, or 1%, to $9.9 million for the six months ended December 31, 2019 from $10.0 million for the six months ended December 31, 2018. The Other segment represented less than 1% of our total revenue during the six months ended December 31, 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Six Months Ended December 31,
	2019		2018
	(in millions)
Monthly recurring revenue	$1,145.2	89%	$1,154.7	90%
Amortization of deferred revenue	81.7	6%	74.3	6%
Usage revenue	29.1	2%	31.6	2%
Other revenue	36.3	3%	19.6	2%
Total Revenue	$1,292.3	100%	$1,280.2	100%

Operating Costs and Expenses

	For the Six Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Zayo Networks	$688.2	$662.4	$25.8	4%
zColo	147.2	140.0	7.2	5%
Allstream	178.9	201.2	(22.3)	(11)%
Other	8.6	9.1	(0.5)	(5)%
Consolidated	$1,022.9	$1,012.7	$10.2	1%

Our operating costs increased by $10.2 million, or 1%, to $1,022.9 million for the six months ended December 31, 2019 from $1,012.7 million for the six months ended December 31, 2018. The increase in consolidated operating costs was primarily due to increases of $11.9 million in Netops costs, $5.7 million in other expenses, $1.3 million in stock-based compensation, and $1.0 million in transaction costs, partially offset by decreases of $5.8 million in Netex, $3.2 million in compensation and benefits expenses and $0.7 million in depreciation and amortization.

Zayo Networks.    Zayo Networks operating costs increased by $25.8 million, or 4%, to $688.2 million for the six months ended December 31, 2019 from $662.4 million for the six months ended December 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $15.4 million in Netex and Netops costs, net, $9.4 million in depreciation and amortization, $4.9 million in other expenses, $1.2 million in transaction costs and $0.1 million in compensation and benefits expenses, partially offset by a decrease of $5.2 million in stock-based compensation.

zColo.    zColo operating costs increased by $7.2 million, or 5%, to $147.2 million for the six months ended December 31, 2019 from $140.0 million for the six months ended December 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $5.0 million in stock-based compensation, $3.8 million in depreciation and amortization expense, $2.9 million in other expenses, and $0.2 million in transaction costs, partially offset by decreases of $4.3 million in Netex and Netops costs, net, and $0.4 million in compensation and benefits.

Allstream.    Allstream operating costs decreased by $22.3 million, or 11%, to $178.9 million for the six months ended December 31, 2019 from $201.2 million for the six months ended December 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $13.7 million in depreciation and amortization, $7.5 million in Netex and Netops costs, net, $1.6 million in other expenses, $0.4 million in compensation and benefits expenses and $0.4 million in transaction costs, partially offset by an increase of $1.3 million in stock-based compensation.

Other.    Operating costs from our Other segment decreased by $0.5 million, or 5%, to $8.6 million for the six months ended December 31, 2019 from $9.1 million for the six months ended December 31, 2018. The decrease was primarily related to a decrease in compensation and benefits expense.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2019 and 2018.

	For the Six Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$238.0	$243.8	$(5.8)	(2)%
Compensation and benefits expenses	158.8	162.0	(3.2)	(2)%
Network operations expense	157.8	145.9	11.9	8%
Other expenses	95.6	89.9	5.7	6%
Transaction costs	4.5	3.5	1.0	29%
Stock-based compensation	54.2	52.9	1.3	2%
Depreciation and amortization	314.0	314.7	(0.7)	*
Total operating costs and expenses	$1,022.9	$1,012.7	$10.2	1%

* not meaningful

Netex. Our Netex decreased by $5.8 million, or 2%, to $238.0 million for the six months ended December 31, 2019 from $243.8 million for the six months ended December 31, 2018. The decrease in Netex was primarily due to our rationalization of available footprint for sale in our zColo segment.

Compensation and Benefits Expenses. Compensation and benefits expenses decreased by $3.2 million, or 2%, to $158.8 million for the six months ended December 31, 2019 from $162.0 million for the six months ended December 31, 2018. The decrease was primarily due to a decrease in incentive compensation.

Network Operations Expenses.    Network operations expenses increased by $11.9 million, or 8%, to $157.8 million for the six months ended December 31, 2019 from $145.9 million for the six months ended December 31, 2018. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 2% to 133,000 miles at December 31, 2019 from 131,000 miles at December 31, 2018.

Other Expenses. Other expenses increased by $5.7 million, or 6%, to $95.6 million for the six months ended December 31, 2019, from $89.9 million for the six months ended December 31, 2018. The increase was primarily due to increases in our property tax expenses.

Transaction Costs. Transaction costs increased by $1.0 million, or 29%, to $4.5 million for the six months ended December 31, 2019 from $3.5 million for the six months ended December 31, 2018. The increase was the result of Merger-related transaction costs.

Stock-Based Compensation. Stock-based compensation expense increased by $1.3 million, or 2%, to $54.2 million for the six months ended December 31, 2019 from $52.9 million for the six months ended December 31, 2018. The increase in stock-based compensation expense was primarily driven by an increase in the number of Part A awards granted as compared to the six months ended December 31, 2018.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.7 million to $314.0 million for the six months ended December 31, 2019 from $314.7 million for the six months ended December 31, 2018 as a result of adjustments in depreciation.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2019 and 2018, respectively.

	For the Six Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(166.7)	$(166.2)	$(0.5)		*
Foreign currency gain/(loss) on intercompany loans	14.5	(12.9)	27.4		*
Other income, net	1.2	6.9	(5.7)		*
Total other expenses, net	$(151.0)	$(172.2)	$21.2	12%

* not meaningful

Interest expense.   Interest expense increased by $0.5 million to $166.7 million for the six months ended December 31, 2019 from $166.2 million for the six months ended December 31, 2018. The increase was primarily a result of timing of borrowings and payments under the Revolver and fluctuations in LIBOR rates.

Foreign currency gain/(loss) on intercompany loans.  We recorded a foreign currency gain on intercompany loans of $14.5 million for the six months ended December 31, 2019, compared to a loss of $12.9 million for the six months ended December 31, 2018. We have intercompany loans between our U.S. and UK entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable by our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Other income, net. Other income, net decreased by $5.7 million to $1.2 million for the six months ended December 31, 2019 from $6.9 million for the six months ended December 31, 2018. The decrease was primarily a result of the pre-tax gain of $5.5 million on the sale of Scott-Rice Telephone Co. for the six months ended December 31, 2018.

Provision for Income Taxes

Our provision for income taxes decreased over the same period in the prior year by $3.9 million to $39.1 million for the six months ended December 31, 2019 from $43.0 million for the six months ended December 31, 2018. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.  The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Six Months Ended December 31,
	2019	2018
	(in millions)
Expected provision at the statutory rate	$24.9	$20.0
Increase/(decrease) due to:
Stock-based compensation	0.1	3.6
State income tax expense, net of federal benefit	4.7	4.0
Change in statutory tax rates outside U.S.	—	(0.1)
Changes in uncertain tax benefits	1.0	6.4
Foreign tax rate differential	1.6	1.5
State NOL expirations	1.6	—
Adjustments to taxes recorded in a prior year	2.8	—
U.S. Tax Reform	—	7.2
Change in valuation allowance	(1.3)	(0.8)
Other, net	3.7	1.2
Provision for income taxes	$39.1	$43.0

During the six months ended December 31, 2019, a $1.0 million valuation allowance was released on the deferred tax assets of our German subsidiary.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits. Provisional impacts of U.S. Tax Reform were recorded in the six months ended June 30, 2018 and further adjusted during the three months ended September 30, 2018. In accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded the final impacts of U.S. Reform prior to the end of the provisional measurement period on December 31, 2018.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the Three Months Ended December 31, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$291.9	$29.7	$5.7	$1.2	$—	$328.5
Interest expense	(71.7)	(10.3)	—	—	—	(82.0)
Provision for income taxes	—	—	3.2	—	(28.3)	(25.1)
Depreciation and amortization expense	(114.7)	(31.1)	(11.7)	(0.4)	—	(157.9)
Transaction costs	(1.8)	(0.7)	—	—	—	(2.5)
Stock-based compensation	(19.8)	(6.4)	(0.5)	(0.3)	—	(27.0)
Foreign currency gain on intercompany loans	—	—	—	—	27.4	27.4
Net income/(loss)	$83.9	$(18.8)	$(3.3)	$0.5	$(0.9)	$61.4

	For the Three Months Ended December 31, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$269.7	$32.7	$17.6	$1.2	$—	$321.2
Interest expense	(69.3)	(10.6)	(4.1)	—	—	(84.0)
Provision for income taxes	—	—	(0.6)	—	(21.9)	(22.5)
Depreciation and amortization expense	(100.3)	(27.4)	(18.6)	(0.5)	(0.1)	(146.9)
Transaction costs	(2.1)	(0.5)	(0.2)	—	—	(2.8)
Stock-based compensation	(22.1)	(4.0)	—	(0.1)	—	(26.2)
Foreign currency loss on intercompany loans	—	—	—	—	(8.3)	(8.3)
Non-cash (loss)/gain on investments	(0.4)	—	—	—	0.1	(0.3)
Net income/(loss)	$75.5	$(9.8)	$(5.9)	$0.6	$(30.2)	$30.2

	For the Six Months Ended December 31, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$569.4	$56.3	$15.0	$2.6	$—	$643.3
Interest expense	(142.6)	(21.2)	(2.8)	—	(0.1)	(166.7)
Provision for income taxes	—	—	4.9	—	(44.0)	(39.1)
Depreciation and amortization expense	(228.2)	(61.6)	(23.3)	(0.9)	—	(314.0)
Transaction costs	(3.6)	(0.9)	—	—	—	(4.5)
Stock-based compensation	(39.4)	(13.0)	(1.3)	(0.5)	—	(54.2)
Foreign currency gain on intercompany loans	—	—	—	—	14.5	14.5
Net income/(loss)	$155.6	$(40.4)	$(7.5)	$1.2	$(29.6)	$79.3

	For the Six Months Ended December 31, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$535.9	$64.0	$38.4	$2.3	$—	$640.6
Interest expense	(135.7)	(22.4)	(8.1)	—	—	(166.2)
Provision for income taxes	—	—	(7.7)	—	(35.3)	(43.0)
Depreciation and amortization expense	(218.8)	(57.8)	(37.0)	(1.0)	(0.1)	(314.7)
Transaction costs	(2.4)	(0.7)	(0.4)	—	—	(3.5)
Stock-based compensation	(44.6)	(8.0)	—	(0.3)	—	(52.9)
Foreign currency loss on intercompany loans	—	—	—	—	(12.9)	(12.9)
Gain on business disposition	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.6)	—	—	—	—	(0.6)
Net income/(loss)	$133.8	$(24.9)	$(9.3)	$1.0	$(48.3)	$52.3

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings and incurrence of debt. Historically, our principal uses of cash have been for acquisitions, capital expenditures, working capital, debt service requirements and repurchases of our common stock. We anticipate our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

As of December 31, 2019, we had $180.6 million in cash and cash equivalents which consisted of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. As of December 31, 2019, we also had a working capital deficit of $368.7 million, which includes $170.8 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2019 current deferred revenue balance. The working capital deficit also included $124.7 million of operating lease liabilities. Additionally, as of December 31, 2019, we had $391.2 million available under our Revolver, subject to certain conditions. Accordingly, we believe we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures increased by $87.0 million, or 23%, to $471.7 million during the six months ended December 31, 2019, as compared to $384.7 million for the six months ended December 31, 2018. The increase is primarily due to our continued investment in our network, which we plan to continue for the foreseeable future. As of December 31, 2019, we were contractually committed for $612.7 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including $391.2 million of availability under our Revolver), equity offerings, and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt or equity securities through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. In connection with the Merger, on January 17, 2020, BidCo commenced cash tender offers for any and all of ZGL’s outstanding Notes. On January 31, 2020, BidCo announced that it had received tenders and related consents from the requisite number of holders of each such series of the Notes in order to authorize the amendments proposed as part of its offering. See Note 17—Subsequent Events.

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

The following table sets forth components of our cash flow for the six months ended December 31, 2019 and 2018.

	Six Months Ended December 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$568.2	$472.4
Net cash used in investing activities	$(471.7)	$(345.7)
Net cash used in financing activities	$(101.6)	$(203.6)

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities increased by $95.8 million, or 20%, to $568.2 million during the six months ended December 31, 2019 from $472.4 million during the six months ended December 31, 2018. Net cash flows provided by operating activities during the six months ended December 31, 2019 include our net income of $79.3 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $314.0 million, stock-based compensation expense of $54.2 million and deferred income taxes of $28.7 million, partially offset by a foreign currency gain on intercompany loans of $14.5 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $141.0 million, which were partially offset by amortization of deferred revenue of $81.7 million. Cash flow during the period was increased by the net change in working capital components of $36.8 million.

Net cash flows provided by operating activities during the six months ended December 31, 2018 include our net income of $52.3 million plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $314.7 million, stock-based compensation expense of $52.9 million, deferred income taxes of $32.4 million and foreign currency loss on intercompany loans of $12.9 million. Additions to deferred revenue of $81.1 million during the period were partially offset by amortization of deferred revenue of $74.3 million. Cash flow during the period was decreased by the net change in other working capital components of $3.8 million.

The increase in net cash flows from operating activities during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 is primarily due to an increase in deferred revenue additions and working capital components.

Cash Flows used in Investing Activities

We used cash in investing activities of $471.7 million and $345.7 million during the six months ended December 31, 2019 and 2018, respectively. During the six months ended December 31, 2019, we used $471.7 million of cash for additions to property and equipment.

During the six months ended December 31, 2018, we used $384.7 million of cash for additions to property and equipment, which was partially offset by proceeds from our sale of SRT of $39.0 million.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $101.6 million and $203.6 million during the six months ended December 31, 2019 and 2018, respectively. During the six months ended December 31, 2019, cash used in financing activities was primarily comprised of $95.0 million in payments on the Revolver, $4.1 million in finance lease payments and $2.5 million in principal payments on our long-term debt.

During the six months ended December 31, 2018, our net cash used in financing activities was $203.6 million and was primarily comprised of $402.5 million in purchases of our common stock, $40.0 million in payments on the Revolver, $4.0 million in finance lease payments, $2.6 million in payments on the Santa Clara acquisition financing agreement, $2.5 million in principal payments on our long-term debt and $2.0 million for other financing outflows. These outflows were partially offset by $250.0 million in borrowings under the Revolver.

Contractual Obligations

There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended December 31, 2019, from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

As of December 31, 2019, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $486.2 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, $50.0 million on our Revolver and $187.5 million of finance lease obligations. As of December 31, 2019, we had $391.2 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,068.1 million as of December 31, 2019. Our 2023 Unsecured Notes, 2025 Unsecured Notes and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375% and 5.75%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of December 31, 2019, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.0% and 3.5%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility and Revolver of one percentage point would increase our annualized interest expense on the Term Loan Facility and Revolver by approximately 23.5%, or $18.1 million, based on the applicable interest rate as of December 31, 2019. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2019, our foreign activities accounted for approximately 20% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.3 million for the quarter ended December 31, 2019. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

Beginning July 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (“ASC 842”). We implemented internal controls to ensure we adequately evaluated our contracts, trained applicable personnel and properly assessed the new accounting standard related to lease recognition in our condensed consolidated financial statements.

Other than the internal controls related to the adoption of ASC 842 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ZGH issued supplemental disclosures in the definitive proxy statement dated June 26, 2019.  In light of those supplemental disclosures during the six months ended December 31, 2019, each of the above-referenced complaints was voluntarily dismissed as moot. Plaintiffs in those actions have reserved the right to seek an award for attorneys’ fees for causing the filing of the supplemental disclosures.

Three ZGH stockholders also filed complaints in the Delaware Court of Chancery pursuant to 8 Del. C. §220 seeking corporate books and records, captioned Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-TMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-TMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-TMR (July 31, 2019). Three complaints were treated as one consolidated action, and on October 8, 2019, the parties executed a Settlement and Confidentiality Agreement whereby ZGH agreed to produce certain books and records to the plaintiffs in full satisfaction and dismissal of the consolidated action. The parties are meeting and conferring to resolve any outstanding questions regarding production, and plaintiffs are obligated to dismiss their cases once that process concludes.

ITEM 1A.        RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended December 31, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report discussed above, except as stated below.

Our business depends on the demand for our bandwidth infrastructure, driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our customers may materially and adversely affect our business (including reducing demand for our bandwidth infrastructure or services).

Our customers’ demand for our bandwidth infrastructure depends on the demand for data. The willingness of our customers to utilize our bandwidth infrastructure, or renew or extend existing contracts on our bandwidth infrastructure, is affected by numerous factors, including:

●	consumers’ and organizations’ demand for data;
●	availability or capacity of our bandwidth infrastructure or associated land interests;
●	location of our bandwidth infrastructure;
●	financial condition of our customers, including their profitability and availability or cost of capital;
●	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;
●	need for integrated networks and organizations;
●	availability and cost of spectrum for commercial use;
●	increased use of network sharing, roaming, joint development, or resale agreements by our customers;
●	mergers or consolidations by and among our customers;

●	changes in, or success of, our customers’ business models;
●	governmental regulations and initiatives, including local or state restrictions on the proliferation of bandwidth infrastructure;
●	cost of constructing bandwidth infrastructure;
●	our market competition, including customers that may elect to self-perform;
●	technological changes, including those affecting the number or type of infrastructure needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our infrastructure; and
●	our ability to efficiently satisfy our customers’ service requirements.

A slowdown in demand for data or our bandwidth infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure or services.

The amount, timing, and mix of our customers’ network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in customer network investment typically impact the demand for our bandwidth infrastructure. As a result, changes in customer plans such as delays in the implementation of new systems, new and emerging technologies, or plans to expand coverage or capacity may reduce demand for our bandwidth infrastructure. Furthermore, the industries in which our customer operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our customers or their industries, which may materially and adversely affect our business, including by reducing demand for our bandwidth infrastructure or services. Such an industry slowdown or a reduction in customer network investment may materially and adversely affect our business.

Our offerings have a long sales cycle that may harm our revenue and operating results.

A customer’s decision to purchase our offerings typically involves a significant commitment of resources. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources to pursuing a particular sale or customer that does not result in revenues. We have also expanded our sales force in recent years, and it will take time for these new hires to become fully productive.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our forecasts and cause volatility in our stock price.

Risks Related to a Possible REIT Conversion

If we convert to a REIT, liquidation of assets may jeopardize our REIT qualification.

If we convert to a REIT, we must comply with requirements regarding our assets and our sources of income to qualify as a REIT. If we are subsequently compelled to liquidate our investments to repay obligations under our indebtedness, we may be unable to comply with such requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

If we convert to a REIT, we may face other tax liabilities that reduce our cash flows.

If we convert to a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, if we convert to a REIT, any of our domestic taxable REIT subsidiaries will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for the required principal and interest payments on our indebtedness, including the notes.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws affecting REITs or TRSs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by the TRSs.

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
4.1**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690)

4.2**

Indenture, dated as of May 6, 2015, between Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690)

4.3**

Indenture, dated as of January 27, 2017, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2017, File No. 001-36690)

4.4**

Eighth Supplemental Indenture, dated as of January 31, 2020, between Zayo Group, LLC and Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on February 3, 2020, File No. 333-169979)

4.5**

Seventh Supplemental Indenture, dated as of January 31, 2020, between Zayo Group, LLC and Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on February 3, 2020, File No. 333-169979)

4.6**

Fifth Supplemental Indenture, dated as of January 31, 2020, between Zayo Group, LLC and Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on February 3, 2020, File No. 333-169979)

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) Condensed Consolidated Statements of Member’s Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Zayo Group, LLC

Date: February 4, 2020	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 4, 2020	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer